Form 10-Q
period 2011-03-31
BOINGO WIRELESS INC
filed 2011-06-10
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-35155

BOINGO WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4856877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10960 Wilshire Blvd., Suite 800
Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 586-5180
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 10, 2011, there were 33,111,833 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$24,478	$25,721
Restricted cash	1,024	1,001
Marketable securities	9,373	9,373
Accounts receivable, net of allowances of $147 and $107, respectively	7,873	7,946
Prepaid expenses and other current assets	2,707	1,306
Deferred tax assets	3,572	3,572
Total current assets	49,027	48,919
Property and equipment, net	38,408	36,024
Goodwill	25,512	25,512
Other intangible assets, net	10,476	10,992
Deferred tax assets	6,446	6,697
Other assets	3,907	4,891
Total assets	$133,776	$133,035

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$7,200	$4,596
Accrued expenses and other liabilities	8,996	13,531
Deferred revenue	12,293	10,829
Current portion of capital leases	298	420
Total current liabilities	28,787	29,376
Deferred revenue, net of current portion	28,628	28,149
Other liabilities	1,812	2,181
Total liabilities	59,227	59,706

Commitments and contingencies (Note 9)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; 5,053 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference of $22,452 at March 31, 2011	22,452	22,263
Series A-2 convertible preferred stock, $0.0001 par value; 1,105 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference of $6,928 at March 31, 2011	6,928	6,868
Series B convertible preferred stock, $0.0001 par value; 3,500 shares authorized, and 3,433 shares issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference of $14,077 at March 31, 2011	14,077	13,948
Series C convertible preferred stock, $0.0001 par value; 10,992 shares authorized, 10,983 shares issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference of $80,707 at March 31, 2011	80,707	79,890
Total convertible preferred stock	124,164	122,969

Stockholders’ deficit:
Common stock, $0.0001 par value; 34,900 shares authorized, 7,179 and 7,092 shares issued, 5,922 and 5,835 shares outstanding at March 31, 2011 and December 31, 2010, respectively,	—	—
Treasury stock at cost, 1,257 shares	(4,575)	(4,575)
Note receivable from stockholder	—	(103)
Accumulated deficit	(45,173)	(45,159)
Total common stockholders’ deficit	(49,748)	(49,837)
Non-controlling interests	133	197
Total stockholders’ deficit	(49,615)	(49,640)
Total liabilities, convertible preferred stock and stockholders’ deficit	$133,776	$133,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenue	$21,028	$18,499
Costs and operating expenses:
Network access	8,337	7,189
Network operations	3,724	3,317
Development and technology	2,484	2,169
Selling and marketing	1,629	1,398
General and administrative	2,564	2,239
Amortization of intangible assets	561	731
Total costs and operating expenses	19,299	17,043
Income from operations	1,729	1,456
Interest and other (expense) income, net	(66)	24
Income before income taxes	1,663	1,480
Income taxes	660	181
Net income	1,003	1,299
Net income attributable to non-controlling interests	137	111
Net income attributable to Boingo Wireless, Inc.	866	1,188
Accretion of convertible preferred stock	(1,195)	(1,315)
Net loss attributable to common stockholders	$(329)	$(127)

Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	5,899	5,833
Diluted	5,899	5,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(In thousands)

	Convertible preferred stock													Note
	Series A Shares	Series A Amount	Series A-2 Shares	Series A-2 Amount	Series B Shares	Series B Amount	Series C Shares	Series C Amount	Total Convertible Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Receivable from Stockholder	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Deficit

Balance at December 31, 2010	5,053	$22,263	1,105	$6,868	3,433	$13,948	10,983	$79,890	$122,969	5,835	$—	$—	$(4,575)	$(103)	$(45,159)	$197	$(49,640)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	87	—	109	—	—	—	—	109
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	206	—	—	—	—	206
Accretion of convertible preferred stock	—	189	—	60	—	129	—	817	1,195	—	—	(315)	—	—	(880)	—	(1,195)
Forgiveness of note receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	103	—	—	103
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	866	137	1,003
Balance at March 31, 2011	5,053	$22,452	1,105	$6,928	3,433	$14,077	10,983	$80,707	$124,164	5,922	$—	$—	$(4,575)	$—	$(45,173)	$133	$(49,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$1,003	$1,299
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,529	1,805
Amortization of intangible assets	561	731
Stock-based compensation	206	236
Forgiveness of notes receivable from stockholder	103	—
Unbilled receivables	(227)	(98)
Change in deferred income taxes	251	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	73	451
Prepaid expenses and other assets	940	(417)
Accounts payable	970	1,727
Accrued expenses and other liabilities	(2,604)	(3,289)
Deferred revenue	1,943	1,650
Net cash provided by operating activities	5,748	4,095
Cash flows from investing activities
Increase in restricted cash	(23)	(27)
Purchases of property and equipment	(6,361)	(1,937)
Contractual payments related to business acquisition	(47)	(77)
Net cash used in investing activities	(6,431)	(2,041)
Cash flows from financing activities
Payments of capital leases	(122)	(338)
Payments to non-controlling interests	(547)	(398)
Proceeds from exercise of stock options	109	1
Net cash used in financing activities	(560)	(735)
Net increase (decrease) increase in cash and cash equivalents	(1,243)	1,319
Cash and cash equivalents at beginning of year	25,721	22,629
Cash and cash equivalents at end of year	$24,478	$23,948
Supplemental disclosure of cash flow information
Cash paid for interest	$5	$6
Cash paid for taxes	937	1,001
Supplemental disclosure of non-cash investing and financing activities
Contractual obligation related to business acquisition in accrued expenses and other liabilities	38	71
IPO costs in accounts payable, accrued expenses and other liabilities	854	—
Accretion of convertible preferred stock	1,195	1,315
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	2,154	548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. The business

Boingo Wireless, Inc. is a leading global provider of mobile Wi-Fi Internet solutions.  Our services make it easy, convenient and cost-effective for people to enjoy Wi-Fi access on their laptop or mobile device at more than 325,000 hotspots worldwide. With a single account, Boingo users can access the mobile internet via Boingo Network locations that include the top airports around the world, major hotel chains, cafés and coffee shops, restaurants, convention centers and metropolitan hot zones. Boingo and its Concourse Communications Group subsidiary operate wired and wireless networks at large-scale venues worldwide such as airports, major sporting arenas, malls, and convention centers, as well as quick serve restaurants.

Initial public offering

On May 3, 2011, our registration statement on Form S-1 registering 3,846,800 shares of common stocks offered by us and 1,923,200 shares offered by certain selling stockholders was declared effective by the United States Securities and Exchange Commission (“SEC”), and the shares began trading on the NASDAQ Global Market on May 4, 2011 under the symbol “WIFI.”  The proceeds from the sale of these shares are used primarily for working capital and other general corporate purposes.  As a result of the initial public offering (“IPO”), we raised a total of $45.9 million in net proceeds after deducting underwriting discounts and commissions of $3.6 million and offering expenses of $2.4 million. In connection with the IPO, all of the shares of our convertible preferred stock were converted into 22,845,764 shares of common stock and warrants to purchase preferred stock were exercised and converted into 20,172 shares of common stock.

Principles of consolidation

The consolidated financial statements include our accounts and our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC and our 70% ownership of Chicago Concourse Development Group, LLC in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  Other parties’ interests in consolidated entities are reported as non-controlling interests. The results of operations for the acquisition of companies accounted for under the purchase method have been included in the consolidated statements of operations beginning on the closing date of the acquisition. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2011 and 2010 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 contained in the final prospectus filed by us with the SEC on May 3, 2011 related to our registration statement on Form S-1 (File No. 333-171719). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our results of operations for the three months ended March 31, 2011 and 2010, our results of cash flows for the three months ended March 31, 2011 and 2010, and our financial position as of March 31, 2011. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

2. Summary of significant accounting policies

Segment information

We operate in one reporting unit, one operating and reportable segment; a service provider of mobile Wi-Fi solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones and tablets. This single segment is consistent with the internal organization structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

Revenue recognition

We generate revenue from several sources including: (i) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, (ii) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees and (iii) wholesale customers that are telecom operators under long-term contracts for access to our distributed antenna system (‘‘DAS’’) at our managed and operated locations. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

We recognize revenue when an arrangement exists, services are delivered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured. On January 1, 2011, we adopted the provisions of FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) -Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) on a prospective basis. ASU 2009-13 amends and replaces the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) of fair value if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  For deliverables with a multiple element arrangement that are determined to be separate units of accounting at the inception of the arrangement, we allocate the value to each element based on the relative selling price method.  The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows as we had no new or significantly modified arrangements during the three-months ended March 31, 2011. Additionally, for the corresponding three-month period ended, March 31, 2010, we had no new or significantly modified multiple element arrangements that would impact earnings, if we had adopted ASU 2009-13 on January 1, 2010.

Subscription fees from retail customers are paid monthly in advance by charge card and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Our charge card processor withholds three percent of our sales for future refunds, which is recognized as revenue at the time of sale because, to date, the reserve balance has not been used to provide refunds to customers. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not material and are recorded as contra revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

Services provided to wholesale partners under platform service arrangements generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for network usage, and (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the platform service arrangement, which is generally between two to five years. Revenue for network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing platform service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are deferred and recognized ratably over the term of the respective service arrangement, once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the wholesale partner arrangement which generally range from five to ten years. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

In instances where the minimum monthly network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

We may provide professional services for initial implementation services for certain platform and DAS arrangements. For our existing arrangements that are accounted for under ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements, we defer recognition of the the full arrangement consideration including the initial implementation activities, and recognize all revenue ratably over the wholesale service period, as we do not have  evidence of fair value for the undelivered elements in the arrangement.   Upon the adoption of ASU 2009-13 on January 1, 2011, certain of our platform service or DAS arrangements may require the intial implementation services to be accounted for as a separate unit of accounting.  For such arrangements entered into or materially modified after January 1, 2011, we allocate arrangement consideration at the inception of the arrangement to all units of accounting based on the relative selling price method.  We recognize the revenue associated with any implementation services that qualify for separate units of accounting upon completion of such services and all other revenue will be recognized ratably over the remaining term of the wholesale service agreement.

Advertising and other revenue is recognized when the services are performed.

Recent accounting pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”).  The amendments in this update affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance had no material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles - Goodwill and Other.  ASU 2010-28 requires entities that have a reporting unit with a negative carrying value to assess whether qualitative factors indicate that it is more likely than not that an impairment of goodwill exists,  and if an entity concludes that it is more likely than not that an impairment exists, the entity must measure the goodwill impairment.  We adopted this guidance on January 1, 2011, and we currently have no negative carrying amount as of December 31, 2010 for purposes of the annual goodwill impairment test.

In October 2009, the FASB issued ASU 2009-14, Software-Topic 985-Certain Revenue Arrangements That Include Software Elements. This guidance amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. We adopted this guidance on January 1, 2011 and the adoption had no material impact on our financial position, results of operations or cash flows.

3. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Revenue share	$4,066	$3,879
Salaries and wages	1,681	3,579
Deferred rent	670	738
Accrued for construction in progress	426	2,523
Accrued taxes	341	647
Other	1,812	2,165
Total accrued expenses and other liabilities	$8,996	$13,531

4. Property and equipment

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Leasehold improvements	$48,493	$45,187
Construction in progress	10,229	9,098
Computer equipment	5,195	5,112
Software	4,691	4,303
Office equipment	294	289
Total property and equipment	68,902	63,989
Less: accumulated depreciation and amortization	(30,494)	(27,965)
Total property and equipment, net	$38,408	$36,024

Included in property and equipment at March 31, 2011 and December 31, 2010 was software and equipment acquired under capital leases totaling $1.8 million for each period and related accumulated depreciation and amortization of $1.8 million for each period.

Depreciation and amortization expense is allocated as follows on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Network access	$1,732	$1,103
Network operations	559	324
Development and technology	202	303
Selling and marketing	7	4
General and administrative	29	71
Total depreciation and amortization of property and equipment	$2,529	$1,805

5. Preferred and common stock warrants

Preferred stock warrants

At March 31, 2011, we had warrants outstanding to purchase an aggregate of 25,936 shares of Series B convertible preferred stock (“the Series B Warrants”), which were classified as liabilities and recorded at fair value.  Increases or decreases in the fair value of the warrants are recorded as other income (expense) in the unaudited condensed consolidated statements of operations.

Common stock warrants

As of March 31, 2011, we had warrants outstanding to purchase an aggregate of 26,322 shares of common stock as of December 31, 2010 and March 31, 2011, and which will expire between five and seventeen months from March 31, 2011.

6. Fair value measurement

ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require us  to use present value and other valuation techniques in the determination of fair value (Level 3). The following table sets forth our financial assets and financial liabilities that are measured at fair value on a recurring basis:

At March 31, 2011 (unaudited)	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$24,478	$—	$24,478
Marketable securities	9,373	—	9,373
Restricted cash	1,024	—	1,024
Total assets	$34,875	$—	$34,875

Liabilities:
Preferred stock warrants	$—	$140	$140
Total liabilities	$—	$140	$140

At December 31, 2010	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$25,721	$—	$25,721
Marketable securities	9,373	—	9,373
Restricted cash	1,001	—	1,001
Total assets	$36,095	$—	$36,095

Liabilities:
Preferred stock warrants	$—	$140	$140
Total liabilities	$—	$140	$140

Our Level 3 financial liabilities, accounted for at fair value on a recurring basis, consisted of warrants to purchase shares of our Series B convertible preferred stock, which are recorded at fair value in other liabilities on the accompanying unaudited condensed consolidated balance sheets.  There was no significant change in the fair value of the warrants to purchase shares of our Series B convertible preferred stock (Level 3 financial liabilities) for the three months ended March 31, 2011 or 2010.

7. Stockholders’ deficit

Reserve for unissued shares

At March 31, 2011 and December 31, 2010, we are authorized to issue up to 34,900 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of preferred stock and the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our stock option plan.

The amount of such shares of common stock reserved for these purposes is as follows:

	Number of Shares
	March 31, 2010	December 31, 2011
	(in thousands)
Conversion of Series C convertible preferred stock	13,180	13,180
Outstanding stock options	5,293	5,288
Conversion of Series A convertible preferred stock	5,053	5,053
Conversion of Series B convertible preferred stock	3,433	3,433
Conversion of Series A-2 convertible preferred stock	1,180	1,180
Additional shares available for grant under he 2001 stock option plan	117	210
Outstanding common stock warrants	26	26
Outstanding Series B preferred stock warrants	26	26
Total	28,308	28,396

Note receivable from stockholder

During 2002, we granted 290,000 shares of restricted common stock to an officer at the deemed fair value of $0.30 per share in exchange for cash proceeds of approximately $9,000 and issuance of a partial recourse note (the “note”) of approximately $78,000 payable with an interest rate equal to the applicable federal rate. On January 11, 2011, we forgave the note and the principal and interest outstanding of approximately $103,000 were expensed as compensation. The note was classified as contra equity on our unaudited condensed consolidated balance sheet at December 31, 2010 in accordance with guidance provided by FASB ASC 505, Equity. Interest was accrued on the note, and was included in interest and other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

8. Income taxes

We calculate our interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including the expected operating income for the year, projections of the proportion of income earned and taxed in various states, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes.

Income tax expense of $660,454 and $180,711 reflects an effective tax rate of 40% and 12% for the three months ended March 31, 2011 and 2010, respectively.  The 2011 increase was due to the change in our estimate of the valuation allowance at year-end 2010.  As a result, the 2011 provision for income taxes now also includes an estimate for federal income taxes. At March 31, 2011, we have deferred tax assets of $10.0 million, which includes net operating loss carry-forwards and other losses. Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carry-forwards, is subject to us generating sufficient taxable income during the periods in which the temporary differences become realizable.  We maintain a valuation allowance for a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income.  These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.  As of March 31, 2011, we have recorded no liability for income taxes associated with uncertain tax positions.

We are subject to taxation in the United States and in various states. Our tax years 2007 and forward are subject to examination by the IRS and our tax years 2006 and forward are subject to examination by material state jurisdictions.  However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

9. Commitments and contingencies

Litigation

From time to time, we may be subject to claims arising out of the operations in the normal course of business. We are not a party to any such other litigation that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans:

In March, 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”) under which 4,000,000 shares of common stock are reserved for issuance.  The 2011 Plan provides for the grant of incentive and nonstatuatory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year commencing in 2012, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.

Following the completion of our IPO (Note 12), no further awards will be made under our 2001 Plan, and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

The significant assumptions used for newly issued grants for the three months ended March 31, 2011 were an expected term of 5.9 years, an expected volatility of 52.5%, a risk free rate of return of 2.4% and no expected dividends.

We recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Network operations	$19	$42
Development and technology	35	31
Selling and marketing	40	43
General and administrative	112	120
Total stock-based compensation	$206	$236

A summary of the stock option activity under the Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
	(in thousands, except years)
Outstanding at December 31, 2010	5,288	$1.25	6.3	$38,279
Granted	102	$8.50	9.8
Exercised	(87)	$1.25	6.1
Cancelled/forfeited	(10)	$1.75
Outstanding at March 31, 2011	5,293	$1.40	6.1	$37,587
Vested & expected to vest at March 31, 2011	5,206	$1.40	6.1	$37,027
Exercisable at March 31, 2011	4,114	$1.20	5.5	$29,968

11. Net loss per share attributable to common stockholders:

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Boingo Wireless, Inc.	$866	$1,188
Accretion of convertible and redeemable stock	(1,195)	(1,315)
Net loss attributable to common stockholders	$(329)	$(127)
Numerator used for basic and diluted computation	$(329)	$(127)

Denominator:
Weighted average common shares, basic	5,899	5,833
Weighted average common shares, dilutive	5,899	5,833

Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

The following outstanding securities were not included in the computation of diluted net loss per share as the inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Convertible preferred stocks	22,846	22,846
Options to purchase common stock	4,195	2,159
Warrants to purchase common stock	26	26
Warrants to purchase preferred stock	26	26
Total	27,093	25,057

12. Subsequent events:

Initial Public Offering:

On May 3, 2011, our registration statement on Form S-1 registering 3,846,800 shares of common stock offered by us and 1,923,200 shares offered by certain selling stockholders was declared effective by the SEC, and the shares began trading on the NASDAQ Global Market on May 4, 2011 under the symbol “WIFI.”  The proceeds from the sale of these shares are used primarily for working capital and other general corporate purposes.  As a result of the IPO, we raised a total of $45.9 million in net proceeds after deducting underwriting discounts and commissions of $3.6 million and offering expenses of $2.4 million. In connection with the IPO, all of the shares of our convertible preferred stock were converted into 22,845,764 shares of common stock and warrants to purchase preferred stock were exercised and converted into 20,172 shares of common stock.

Reverse Stock Split:

On April 7, 2011, our board of directors approved a 5 for 1 reverse stock split of our outstanding common stock which was effected on May 3, 2011.  Fractional shares will be settled in cash totaling approximately $2,000 for common and preferred stockholders.  No fractional shares will be settled for option holders, and they will be rounded down as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and warrants and shares of our preferred stock and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the unaudited condensed consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of our common and preferred stock have also been retroactively adjusted to reflect the reverse stock split.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on May 5, 2011.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Boingo Wireless, Inc. is a leading global provider of mobile Wi-Fi Internet solutions.  Our services make it easy, convenient and cost-effective for people to enjoy Wi-Fi access on their laptop or mobile device at more than 325,000 hotspots worldwide. With a single account, Boingo users can access the mobile internet via Boingo Network locations that include the top airports around the world, major hotel chains, cafés and coffee shops, restaurants, convention centers and metropolitan hot zones. Boingo and its Concourse Communications Group subsidiary operate wired and wireless networks at large-scale venues worldwide such as airports, major sporting arenas, malls, and convention centers, as well as quick serve restaurants.

Our company was formed in 2001 with the vision of making it easy to connect to the mobile Internet. We initially built our roaming network through agreements with Wi-Fi venue operators and other Wi-Fi networks, enabling individuals to roam across a larger Wi-Fi network. We developed our software client and retail customer offering, which included subscription and single-use access. In 2006, we acquired Concourse Communications, which managed and operated Wi-Fi services at 12 airports, including Chicago O’Hare International Airport and John F. Kennedy International Airport. By leveraging these strategic locations, we were able to rapidly expand our network footprint to other locations because other network operators wanted to establish roaming agreements to access our network. These developments allowed us to build both a consumer retail business and a wholesale business, which has grown to over 125 partners, enabling our customers to access their networks and enabling other companies to provide our services to their customers. In 2007 we acquired Sprint Spectrum’s Wi-Fi network of seven managed and operated airports and one non-exclusive airport, and in 2008 we acquired Opti-Fi Networks’ Wi-Fi network of 25 managed and operated airports and the Washington State Ferries. We continue to enhance our software client and expand our network and global reach.

We generate revenue primarily from our retail customers and wholesale partners. Our retail customers purchase month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our retail customers primarily from mobile Internet users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. Some of our wholesale partners license our software and pay usage-based network access fees to allow their customers access to our global Wi-Fi network. Other wholesale partners, that are telecom operators, pay us build-out fees and access fees for our distributed antenna system, or DAS, enabling their cellular customers to access these networks. Some of our wholesale partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. Our wholesale partner relationships are generally governed by multi-year contracts. We acquire our wholesale partners through our business development efforts. We also generate revenue from advertisers that seek to reach visitors to the landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs.

We grew revenue from $18.5 million for the three months ended March 31, 2010 to $21.0 million for the three months ended March 31, 2011, an increase of 13.7%.  Net income attributable to Boingo Wireless, Inc. decreased from $1.2 million for the three months ended March 31, 2010 to $0.9 million for the three months ended March 31, 2011, a decrease of 27.2%. Net loss attributable to common stockholders increased by $0.2 million for the three months ended March 31, 2011 compared to for the three months ended March 31, 2010.

We believe that the market for our solution is growing.  Many online consumer and business activities, such as streaming media, social networking, downloading large email attachments and video calling, require high-speed, high-bandwidth Internet access. In addition, the proliferation of smartphones, laptops, tablet computers and other Wi-Fi enabled devices has led users to expect access to the same content and information while on-the-go, with the same performance quality they are accustomed to in the home or office setting. These data intensive activities are driving a global surge in mobile Internet data traffic that is expected to increase 27 times between 2010 and 2015, according to Cisco’s Visual Networking Index.  We believe these trends present us with opportunities to generate significant growth in revenue and profitability. Key elements of our strategy towards this growth are to:

•          grow the installed base of our software;

•          leverage our neutral-host business model;

•          invest in our software to enhance the customer experience;

•          expand our network;

•          grow our business internationally and

•          increase our brand awareness.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) attributable to common stockholders plus depreciation, accretion of convertible and redeemable stock, income taxes, amortization of intangible assets, stock-based compensation expense, non-controlling interests expense and interest expense (income), net.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                  Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•                  it is useful to exclude non-cash charges, such as accretion of convertible and redeemable stock, depreciation and asset impairment, amortization of intangible assets and stock-based compensation, and non-core operational charges such as acquisition-related expense, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

We use Adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss) attributable to common stockholders.

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
	(in thousands)

Net loss attributable to common stockholders	$(329)	$(127)
Depreciation	2,529	1,805
Accretion of convertible and redeemable stock	1,195	1,315
Income taxes	660	181
Amortization of intangible assets	561	732
Stock-based compensation expense	206	236
Non-controlling interests	137	111
Interest expense (income), net	66	(24)
Adjusted EBITDA	$5,025	$4,229

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended March 31,
	2011	2010
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$21,028	$18,499
Costs and operating expenses:
Network access	8,337	7,189
Network operations	3,724	3,317
Development and technology	2,484	2,169
Selling and marketing	1,629	1,398
General and administrative	2,564	2,239
Amortization of intangible assets	561	731
Total costs and operating expenses	19,299	17,043
Income from operations	1,729	1,456
Interest and other (expense) income, net	(66)	24
Income before income taxes	1,663	1,480
Income taxes	660	181
Net income	1,003	1,299
Net income attributable to non-controlling interests	137	111
Net income attributable to Boingo Wireless, Inc.	866	1,188
Accretion of convertible preferred stock	(1,195)	(1,315)
Net loss attributable to common stockholders	$(329)	$(127)

Depreciation expense included in the above line items:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
	(in thousands)
Network access	$1,732	$1,103
Network operations	559	324
Development and technology	202	303
Selling and marketing	7	4
General and administrative	29	71
	$2,529	$1,805

Stock-based compensation expense included in the above line items:

Network operations	$19	$42
Development and technology	35	31
Selling and marketing	40	43
General and administrative	112	120
	$206	$236

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2011	2010
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%

Costs and operating expenses:
Network access	39.6	38.9
Network operations	17.7	17.9
Development and technology	11.8	11.7
Selling and marketing	7.8	7.5
General and administrative	12.2	12.1
Amortization of intangible assets	2.7	4.0
Total costs and operating expenses	91.8	92.1
Income from operations	8.2	7.9
Interest and other income (expense), net	(0.3)	0.1
Income before income taxes	7.9	8.0
Income taxes	3.1	1.0
Net income	4.8	7.0
Net income attributable to non-controlling interests	0.7	0.6
Net income attributable to Boingo Wireless, Inc.	4.1	6.4
Accretion of convertible preferred stock	5.7	7.1
Net loss attributable to common stockholders	(1.6)%	(0.7%

Three Months ended March 31, 2011 and 2010

Revenue

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$6,756	$5,167	$1,589	30.8%
Retail single-use	3,802	4,266	(464)	(10.9)%
Wholesale	9,517	7,539	1,978	26.2%
Advertising and other	953	1,527	(574)	(37.6)%
Total revenue	$21,028	$18,499	$2,529	13.7%

Key business metrics:
Subscribers	214	158	56	35.4%
Monthly churn	9.4%	9.2%	0.2%	2.2%
Connects	1,914	1,636	278	17.0%

Total revenue. Total revenue increased $2.5 million or 13.7%, for the three months ended March 31, 2011, as compared to for the three months ended March 31, 2010.

Retail subscription. Retail subscription revenue increased $1.6 million, or 30.8%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to a 35.3% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone subscriptions compared to laptop subscriptions.

Retail single-use.  Retail single-use revenue decreased $0.5 million, or 10.9%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to a 10.0% decrease in single-use connects. We believe that the decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions and increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access.

Wholesale.  Wholesale revenue increased $2.0 million, or 26.2%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to $0.8 million from increased usage-based fees, $1.0 million from new DAS build-out projects in our managed and operated locations, and $0.2 million from DAS access and usage fees.

Advertising and other.  Advertising and other revenue decreased $0.6 million, or 37.6%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due primarily to a large promotion with a sponsor in the first quarter of 2010.

Costs and Operating Expenses

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$8,337	$7,189	$1,148	16.0%
Network operations	3,724	3,317	407	12.3
Development and technology	2,484	2,169	315	14.5
Selling and marketing	1,629	1,398	231	16.5
General and administrative	2,564	2,239	325	14.5
Amortization of intangible assets	561	731	(170)	(23.3)
Total costs and operating expenses	$19,299	$17,043	$2,256	13.2%

Network access.  Network access costs increased $1.1 million, or 16.0%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The change reflects increases of $0.8 million from revenue share paid to venues in our managed and operated locations, $0.6 million from equipment depreciation expense from DAS build-out projects and $0.2 million from bandwidth and other internet connectivity expenses. The increase was partially offset by a decrease of $0.5 million from customer usage at partner venues.

Network operations.  Network operations expenses increased $0.4 million, or 12.3%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to a $0.2 million increase in hardware depreciation expenses and a $0.2 million increase in personnel related expenses.

Development and technology.  Development and technology expenses increased $0.3 million, or 14.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to a $0.3 million increase in personnel related expenses and a $0.1 million increase in software maintenance expenses, partially offset by a $0.1 million decrease in hardware depreciation expenses.

Selling and marketing.  Selling and marketing expenses increased $0.2 million, or 16.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due primarily to increased personnel costs.

General and administrative.  General and administrative expenses increased $0.3 million, or 14.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to $0.2 million in legal and accounting fees and $0.1 million in consultant fees.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.2 million, or 23.3%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease was due to certain acquired assets being fully amortized during 2010.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased $0.1 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Income Taxes

Income taxes increased $0.5 million in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  This increase was due to the change in our estimate of the valuation allowance at year-end 2010.  In December 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $12.3 million.  As a result, the 2011 provision for income taxes now also includes an estimate for federal income taxes.

Non-controlling Interests

Non-controlling interests’ payments remained relatively unchanged for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and, prior to our IPO, private placements of preferred equity securities and common stock.  Our primary sources of liquidity as of March 31, 2011 consisted of $24.5 million of cash and cash equivalents and $9.4 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, internal capital expenditures and external capital expenditures for expansion of existing and new managed and operated locations will be our principal needs for liquidity over the near term. Our capital expenditures in the first quarter of 2011 were $6.4 million; with $5.7 million for DAS build-out projects which were reimbursed by the telecom operators.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations, together with the net proceeds we received from our initial public offering subsequent to March 31, 2011, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the three months ended March 31:

	2011	2010
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$5,748	$4,095
Net cash used in investing activities	(6,431)	(2,041)
Net cash used in financing activities	(560)	(735)

On May 3, 2011, our registration statement on Form S-1 was declared effective by the SEC for our IPO, pursuant to which we sold 3,846,800 shares of our common stock at a public offering price of $13.50 per share. We received net proceeds of approximately $45.9 million from this transaction, after deducting underwriting discounts, commissions and expenses.

Net Cash Provided by Operating Activities

For the three months ended March 31, 2011, we generated $5.7 million of net cash from operating activities, an increase of $1.7 million, or 40.4%, as compared to the three months ended March 31, 2010.  This change reflects a decrease of $1.4 million in prepaid expenses and other assets due primarily to a change in unbilled platform revenue and increases of $0.7 million from equipment depreciation expense primarily due to DAS build-out projects, $0.7 million in accrued expenses and other liabilities, $0.3 million in deferred taxes, and $0.3 million in deferred revenue.  These increases were partially offset by decreases of $0.8 million in accounts payable, $0.3 million in net income, $0.2 million in amortization of intangible assets and an increase of $0.4 million in accounts receivable.

Net Cash Used in Investing Activities

For the three months ended March 31, 2011, we used $6.4 million in investing activities, an increase of $4.4 million, or 215.1%, as compared to the three months ended March 31, 2010.  Investing activities consisted primarily of increases of property and equipment related to build-outs in our managed and operated locations.

Net Cash Used in Financing Activities

For the three months ended March 31, 2011, we used $0.6 million in financing activities, a decrease of $0.2 million, or 23.8%, as compared to the three months ended March 31, 2010.  Cash used in financing activities was primarily due to payments to non-controlling interests of $0.5 million for the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our final prospectus filed by us with the SEC on May 3, 2011 related to our registration statement on Form S-1.

Recently Issued Accounting Standards

See Note 2 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for a description of recently issued accounting standards, including our expected dates of adoption and estimated effects on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

We had cash and cash equivalents of $24.5 million and $25.7 million at March 31, 2011 and December 31, 2010, respectively. We held these amounts primarily in cash or money market funds.  We had marketable securities of $9.4 million at March 31, 2011 and December 31, 2010.

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. Our marketable securities are also highly liquid and classified as short-term because they are expected to be realized within our normal operating cycle.  We do not use derivative financial instruments for speculative or trading purposes. We may, however, adopt specific hedging strategies in the future.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2011, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information set forth in Note 9 “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

Item 1A.            Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our registration statement filed with the SEC in connection with our IPO, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

A significant portion of our revenue is dependent on our relationships with our venue and network partners, and if these relationships are impaired or terminated, or if our partners do not perform as expected, our business and results of operations could be materially and adversely affected.

We depend on our relationships with venue partners, particularly key airport venue partners, in order to manage and operate Wi-Fi hotspots. These relationships generate a significant portion of our revenue and allow us to generate new retail customers. Our agreements with our venue partners are for defined periods and of varying durations. If our venue partners terminate or fail to renew these agreements, our ability to generate and retain retail customers would be diminished and our network of Wi-Fi hotspots would be reduced, which might result in a significant disruption of our business and adversely affect our operating results.

We depend on our relationships with network partners to allow users to roam across Wi-Fi networks that we do not manage or operate. A significant portion of our revenue depends on maintaining these relationships with network partners. Some network partners may compete with us for retail customers and may decide to terminate our partnerships and instead develop competing retail products and services. Our network partner agreements are for defined periods and of varying durations. If our network partners terminate these agreements, or fail to renew these agreements, our ability to retain retail customers could be diminished and our network of Wi-Fi hotspots could be reduced, which could result in a significant disruption of our business and adversely affect our operating results.

Worldwide economic conditions, and their impact on travel and consumer spending, may adversely affect our business, operating results and financial condition.

Global economic conditions have been weak for a prolonged period of time, and levels of travel and consumer spending have been particularly depressed. Our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Factors that tend to negatively impact levels of travel include high unemployment, high energy prices, low business and consumer confidence, the fear of terrorist attacks, war and other macroeconomic factors. Economic conditions that tend to negatively impact levels of discretionary consumer spending include high unemployment, high consumer debt, reductions in net worth, depressed real estate markets, increased taxation, high energy prices, high interest rates, low consumer confidence and other macroeconomic factors. If the global economic recovery is slower than expected, or if it weakens, our retail customer base, new retail customer acquisition and usage-based revenue could be materially harmed, and our results of operations would be adversely affected.

Our business depends upon demand for mobile Internet services on Wi-Fi networks, market adoption of new technologies and our ability to adapt to such changes.

Our future success depends upon growing demand for mobile Internet services, which is inherently uncertain. The demand for mobile Internet services may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. The continued demand for mobile Internet services depends on the continued proliferation of smartphones, tablet computers and other Wi-Fi enabled devices and the rate of evolution of data-intensive applications on the mobile Internet. Historically, we have derived substantially all our retail revenue from laptop users who purchased month-to-month subscriptions or single-use access. We may face challenges as we seek to increase the revenue generated from the usage on smartphones, tablet computers and other mobile devices.

Our business depends on the continued integration of Wi-Fi as a standard feature in mobile devices. If Wi-Fi ceases to be a standard feature in mobile devices, or if the rate of integration of Wi-Fi on mobile devices decreases or is slower than expected, the market for our services may be substantially diminished.

Competing technologies pose a risk to the continued use of Wi-Fi as a mobile Internet technology. The introduction and market acceptance of emerging wireless technologies such as 4G, WiMAX and Super Wi-Fi could cause significant disruption to our business, which may result in a loss of customers, users and revenue. If users find emerging wireless technologies to be sufficiently fast, convenient or cost effective, we may not be able to compete effectively, and our ability to attract or retain users will be impaired. Additionally, one or more of our partners may deploy emerging wireless technologies that could reduce the partner’s need to work with us, and may result in significant loss of revenue and reduction of the hotspots in our network.

We deliver value to our users by providing simple access to Wi-Fi hotspots, regardless of whether we manage and operate the hotspot, or the hotspot is operated by a partner. As a result, our business depends on our ability to anticipate and quickly adapt to changing technological standards and advances. If technological standards change and we fail to adapt accordingly, our business and revenue may be adversely affected. Furthermore, the proliferation of new mobile devices and operating platforms poses challenges for our research and development efforts. If we are unable to create simple solutions for a particular device or operating platform, we will be unable to effectively attract users of these devices or operating platforms and our business will be adversely affected.

Negotiations with prospective wholesale partners can be lengthy and unpredictable, which may cause our operating results to vary.

Our negotiations with prospective partners to acquire Wi-Fi hotspots to operate, to acquire roaming rights on partners’ networks, or for new partners to implement our solutions, can be lengthy, and in some cases can last over 12 months. Because of the lengthy negotiation cycle, the time required to reach a final agreement with a partner is unpredictable and may lead to variances in our operating results from quarter to quarter. Negotiations with prospective partners also require substantial time, effort and resources. We may ultimately fail in our negotiations, resulting in costs to our business without any associated benefits.

We may be unsuccessful in expanding into new venue types, which could harm the growth of our business, operating results and financial condition.

We are negotiating with existing and prospective partners to expand our managed and operated Wi-Fi network footprint in venue types where we historically have had only a limited presence. Expansion into these venue types, and in particular shopping malls, stadiums and quick service restaurants, may require significantly higher initial capital expenditures than we have historically incurred. In contrast to Wi-Fi network build-outs at venues such as airports, where telecom operators typically pay the substantial expense of laying cable or fiber, we may be required to incur the initial capital expense of access points and related hardware and cabling at tens of thousands of quick serve restaurant locations and hundreds of shopping malls and stadium locations. We may not be able to execute on our strategy or there may not be returns on these investments in the near future or at all. As a result, our business, financial condition and results of operations could be materially and adversely affected.

We have a limited operating history and a relatively new business in an emerging market, so an investment in our company involves more risk than an investment in a more mature company in an established industry.

We have a limited operating history with the mobile Wi-Fi Internet solutions that we provide, which were developed in 2001. We currently attract the majority of our retail customers at Boingo managed and operated hotspots that we acquired in 2006. As a result, we have a limited operating history for you to evaluate in assessing our future prospects and it is difficult to forecast our prospects. Also, we derive nearly all of our revenue from mobile Internet services, which are new and highly dynamic businesses, which face significant challenges. You should consider our business and prospects in light of the risks, uncertainties and difficulties we will encounter as an emerging company in a new and rapidly evolving market. We may not be able to address these risks, uncertainties and difficulties successfully, which could materially harm our business and operating results.

Our operating results may fluctuate unexpectedly, which makes them difficult to predict and may cause us to fail to meet the expectations of investors, adversely affecting our stock price.

We operate in a highly dynamic industry and our future quarterly operating results may fluctuate significantly. Our revenue and operating results may vary from quarter to quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts, the trading price of our common stock may be adversely affected.

Factors that contribute to fluctuations in our operating results from quarter-to-quarter include:

•                                          the rate at which individuals adopt our solutions;

•                                          the timing and success of new technology introductions by us or our competitors;

•                                          our gain or loss of a key venue partner, roaming partner or platform services partner;

•                                          the number of air travel passengers, particularly business travelers;

•                                          intellectual property disputes; and

•                                          general economic conditions in our domestic and foreign markets.

Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

The growth of free Wi-Fi networks may compete with our paid mobile Wi-Fi Internet solutions.

Some venues, including coffee shops and hotels, offer free mobile Wi-Fi as an incentive or value-added benefit to their customers. Free Wi-Fi may reduce retail customer demand for our services, and put downward pressure on the prices we charge our retail customers. In addition, telecom operators may offer free mobile Wi-Fi as part of a home broadband or other service contract, which also may force down the prices we charge our retail customers. If we are unable to effectively offset this downward pressure on our prices by being a Wi-Fi service provider, or if we are unable to acquire and retain retail customers, we will have lower profit margins and our operating results and financial condition may be adversely impacted.

We may not maintain recent rates of revenue growth.

Although our revenue has increased substantially over the last few years, we may not be able to maintain historical rates of revenue growth. We believe that our continued growth will depend, among other factors, on successfully implementing our business strategies, including our ability to:

•                                          attract new users, convert users of our single-use services into subscribers and keep existing subscribers actively using our services;

•                                          develop new sources of revenue from our users and partners;

•                                          react to changes in the way individuals access and use the mobile Internet;

•                                          expand into new markets;

•                                          increase the awareness of the Boingo brand;

•                                          retain our existing partners and attract new partners; and

•                                          provide our users with a superior experience, including customer support and payment experiences.

However, we cannot guarantee that we will successfully implement any of these business strategies.

System failures could harm our business.

Although we seek to reduce the possibility of disruptions or other outages, our business may be disrupted by problems with our technology and systems, such as an access point failure at one of our managed and operated hotspots, or a backhaul disruption. We have experienced system failures from time to time, and any interruption in the ability of users to access our solution could harm our business and reputation.

Our systems may be vulnerable to damage or interruption from telecommunications failures, computer denial-of-service attacks, power loss, computer viruses, earthquakes, floods, fires, terrorist attacks and similar events. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems may also be damaged by break-ins, sabotage, and acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in the availability of the Boingo solution. We do not carry business interruption insurance to compensate us for all losses that may result from service interruptions caused by system failures. If we are unable to resolve service interruptions quickly, our ability to acquire and retain customers will be impaired and our operating results and business could be adversely affected.

We may be unsuccessful in expanding our international operations, which could harm the growth of our business, operating results and financial condition.

Our ability to expand internationally involves various risks, including the need to invest significant resources in unfamiliar markets, and the possibility that there may not be returns on these investments in the near future or at all. In addition, we have incurred and expect to continue to incur expenses before we generate any material revenue in these new markets. Our expansion plans will require significant management attention and resources. We have limited experience in selling our solutions in international markets or in conforming to local cultures, standards or policies. We may not be able to compete successfully in these international markets. Our ability to expand will also be limited by the demand for mobile Internet in international markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

•                                          different technological solutions for mobile Internet than those used in North America;

•                                          varied, unfamiliar and unclear legal and regulatory restrictions;

•                                          unexpected changes in international regulatory requirements and tariffs;

•                                          legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries;

•                                          Foreign Corrupt Practices Act compliance and related risks;

•                                          difficulties in staffing and managing foreign operations;

•                                          currency fluctuations; and

•                                          potential adverse tax consequences.

As a result of these obstacles, we may find it difficult or prohibitively expensive to expand internationally or we may be unsuccessful in our attempt to do so, which could harm our business, operating results and financial condition.

Our industry is competitive and if we do not compete successfully, we could lose market share, experience reduced revenue or suffer losses.

The market for commercial mobile Wi-Fi solutions is competitive and impacted by technological change, and we expect competition with our current and potential competitors to intensify in the future. In particular, some of our competitors have taken steps or may decide to more aggressively compete against us, particularly in the market for venue build-outs of Wi-Fi and distributed antenna system, or DAS, solutions.

Our competitors, many of whom are also our partners, include a variety of telecom operators and network operators, including T-Mobile, Cablevision, Comcast and local operators. These and other competitors have developed or may develop technologies that compete directly with our solutions. Many of our competitors are substantially larger than we are and have substantially longer operating histories. We may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and personnel resources than we do. Some also have greater name and brand recognition and a larger base of subscribers or users than we have. In addition, our competitors may provide services that we do not, such as local exchange and long distance services, voicemail, digital subscriber line and subscription television services. Users that desire these services may choose to also obtain mobile Wi-Fi Internet services from a competitor that provides these additional services rather than from us.

Furthermore, we rely on several of our competitors as partners in roaming agreements. The roaming agreements provide that our retail customers and our wholesale partners’ customers may use the Wi-Fi networks of our partners. One or more of our partners may deploy competing technologies that could reduce the partner’s need to work with us under a roaming agreement. If our partners decide to terminate our roaming agreements, our network of Wi-Fi hotspots may be reduced, which may result in a significant disruption to our business.

Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to respond to established and new competitors may adversely impact our business and operating results.

The regulation of Internet communications, products and services is currently uncertain, which poses risks for our business from changes in laws, regulations, and interpretation or enforcement of existing laws or regulations.

The current regulatory environment for Internet communications, products and services is uncertain. Many laws and regulations were adopted prior to the advent of the Internet and related technologies and often do not contemplate or address the specific issues associated with the Internet and related technologies. The scope of laws and regulations applicable to the Internet remains uncertain and is subject to statutory or interpretive change. We cannot be certain that we, our partners or our users are currently in compliance with regulatory or other legal requirements in the numerous countries in which our service is used. Our failure, or the failure of our partners, users and others with whom we transact business, or to whom we license the Boingo solution, to comply with existing or future regulatory or other legal requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways.

We believe that the Boingo solution is on the forefront of mobile Internet technology, and therefore it may face greater regulatory scrutiny than other communications products and services. We cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions we have taken or may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements, and impose penalties, or we may need to make changes to the Boingo solution, which could be costly and difficult. Any of these events would adversely affect our operating results and business.

If we lose key personnel or are unable to attract and retain personnel on a cost effective basis, our business could be harmed.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering and technological expertise and our future product and service development efforts could be adversely affected. If we lose members of our senior management, this may significantly delay or prevent the achievement of our strategic objectives and adversely affect our operating results.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, business development and marketing personnel. We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees, and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. Moreover, the cost of living in the Los Angeles area, where our corporate headquarters is located, has been an impediment to attracting new employees in the past, and we expect that this will continue to impair our ability to attract and retain employees in the future. If we fail to attract, integrate and retain the necessary personnel, we may not be able to grow effectively and our business could suffer significantly.

Our failure to properly maintain our customers’ confidential information and protect our network against security breaches could harm our business and operating results.

Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect user transaction data. Any compromises of our security could damage our reputation and brand and expose us to possible liability such as litigation claims, which would substantially harm our business and operating results. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

Many countries, such as European Union member states as a result of the 2006 E.U. Data Retention Directive, are introducing, or have already introduced into local law some form of traffic and user data retention requirements, which are generally applicable to providers of electronic communications services. Retention periods and data types vary from country to country, and the various local data protection and other authorities may implement traffic and user retention requirements regarding certain data in different and potentially overlapping ways. Although the constitutionality of the 2006 E.U. Data Retention Directive has been questioned, we may be required to comply with data retention requirements in one or more jurisdictions, or we may be required to comply with these requirements in the future as a result of changes or modifications to the Boingo solution or changes or modifications to the technological infrastructure on which the Boingo solution is based. Failure to comply with these retention requirements may result in the imposition of costly penalties. Compliance with these retention requirements can be difficult and costly from a legal, operational and technical perspective and could harm our business and operational results.

We rely on a third-party customer support service provider for the majority of our customer support calls. If this service provider experiences operational difficulties or disruptions, our business could be adversely affected.

We depend on a third-party customer support service provider to handle most of our routine retail customer support cases. While we maintain limited customer support operations in our Los Angeles headquarters, if our relationship with our customer support service provider terminates unexpectedly, or if our customer service provider experiences operational difficulties, we may not be able to respond to customer support calls in a timely manner and the quality of our customer service would be adversely affected. This could harm our reputation and brand image and make it difficult for us to attract and retain users. In addition, the loss of the customer support service provider would require us to identify and contract with alternative sources, which could prove time-consuming and expensive.

Material defects or errors in our software could harm our reputation, result in significant costs to us and impair our ability to sell the Boingo solution.

The software underlying the Boingo solution is inherently complex and may contain material defects or errors, particularly when the software is first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our software, and defects or errors in our existing software may be detected in the future. Any defects or errors that cause interruptions to the availability of our services could result in:

•                                          a reduction in sales or delay in market acceptance of the Boingo solution;

•                                          sales credits or refunds to our users and wholesale partners;

•                                          loss of existing users and difficulty in attracting new users;

•                                          diversion of development resources;

•                                          harm to our reputation and brand image; and

•                                          increased insurance costs.

The costs incurred in correcting any material defects or errors in our software may be substantial and could harm our operating results.

If we fail to cost effectively develop our brand, our financial condition and operating results could be harmed.

We market our solution under the Boingo brand. We believe that developing and maintaining awareness of our brand is important to achieving widespread acceptance of the Boingo solution, and is an important element in attracting and retaining customers and partners. Additionally, we believe that developing this brand in a cost effective manner is important in meeting our expected margins. Brand promotion activities may not result in increased revenue, and any increased revenue resulting from these promotion activities may not offset the expenses we incurred in building our brand. If we fail to cost effectively build and maintain our brand, we may fail to attract or retain customers or partners, and our financial condition and results of operations could be harmed.

Risks Related to Our Intellectual Property

Claims by others that we infringe their proprietary technology could harm our business.

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. While we have not been specifically targeted, companies similar to us have been subject to patent lawsuits. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. We may be subject to third-party claims in the future. The costs of supporting these litigations and disputes are considerable, and there can be no assurance that a favorable outcome will be obtained. We may be required to settle these litigations and disputes on terms that are unfavorable to us, given the complex technical issues and inherent uncertainties in intellectual property litigation. Claims that the Boingo solution infringes third-party intellectual property rights, regardless of their merit or resolution, could also divert the efforts and attention of our management and technical personnel. The terms of any settlements or judgments may require us to:

•                                          cease distribution and back-end operation of the Boingo solution;

•                                          pay substantial damages for infringement;

•                                          expend significant resources to develop non-infringing solutions;

•                                          license technology from the third-party claiming infringement, which may not be available on commercially reasonable terms, or at all;

•                                          cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•                                          pay substantial damages to our partners to discontinue their use of or to replace infringing solutions sold to them with non-infringing solutions.

Any of these unfavorable outcomes could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our intellectual property rights, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

Our business depends on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We own one patent and have applications for four additional patents pending. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent the use or misappropriation of our proprietary information or infringement of our intellectual property rights. Our ability to police the use, misappropriation or infringement of our intellectual property is uncertain, particularly in countries other than the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued, they may be contested, circumvented, or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with complete proprietary protection or any competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies on their own now or in the future. Protecting against the unauthorized use of our solutions, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, if the protection of our proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

Our use of open source software could limit our ability to commercialize the Boingo solution.

We have incorporated open source software into the Boingo solution. Although we closely monitor our use of open source software, we are subject to the terms of open source licenses that have not been interpreted by U.S. or foreign courts, and there is a risk that in the future these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize the Boingo solution. In that event, we could be required to seek licenses from third parties or to re-engineer our software in order to continue offering the Boingo solution, or to discontinue operations, any of which could materially adversely affect our business.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained and investors may not be able to resell their shares at or above the price at which they purchased them.

We have a limited history as a public company. An active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.

The price of our common stock may be volatile and fluctuate substantially.

The market price of our common stock may fluctuate significantly in response to the following factors, among others, many of which are beyond our control:

•                                          general market conditions;

•                                          domestic and international economic factors unrelated to our performance;

•                                          actual or anticipated fluctuations in our quarterly operating results;

•                                          changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•                                          changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•                                          changes in market valuations or earnings of similar companies;

•                                          announcements by us or our competitors of significant products, contracts, acquisitions, or strategic partnerships;

•                                          developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•                                          failure to complete significant sales;

•                                          any future sales of our common stock or other securities; and

•                                          additions or departures of key personnel.

A substantial number of shares of our common stock could be sold into the public market in the near future, which could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. On May 9, 2011 we completed our IPO. All of our shares and options outstanding immediately prior to the closing of our IPO are locked-for at least 180 days from the date of the prospectus filed with the SEC. When the lock-up agreements expire, substantially all of our outstanding common stock will become eligible for sale as will common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If there is no coverage of our company by securities or industry analysts, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Insiders have substantial control over us and are able to influence corporate matters.

Our directors and executive officers and their affiliates are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

We are incurring significant increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market (“Nasdaq”) impose various requirements on public companies, including requirements with respect to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we need additional capital in the future, it may not be available on favorable terms, or at all.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. However, we may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and adversely affect our results of operations.

The stock market in general, and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws:

•                                          authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•                                          establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•                                          require that directors only be removed from office for cause and only upon a majority stockholder vote;

•                                          provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•                                          limit who may call special meetings of stockholders;

•                                          prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and

•                                          require supermajority stockholder voting to effect certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws.

Our management will have broad discretion over the use of our cash reserves, if any, and might not apply this cash in ways that increase the value of your investment.

Our management will have broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of this cash. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our cash for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, products, services or technologies. We have not this cash for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value.  There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Certain of our stockholders may have claims as a result of an unauthorized e-mail sent by an employee of one of the underwriters in our IPO that may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933.

Prior to the effectiveness of the registration statement on Form S-1, an employee of Deutsche Bank Securities Inc., one of the underwriters in our IPO, distributed an unauthorized e-mail message containing evaluation material and projections to approximately 200 potential institutional investors. The unauthorized e-mail message did not contain the required legends and a link to our prospectus in order to make the email a conforming underwriter free writing prospectus. Deutsche Bank Securities Inc. has informed us that all of the recipients of the e-mail have been notified that it was distributed in error and should be disregarded. Subsequently, Deutsche Bank Securities Inc. re-sent the information contained in the e-mail to the same distribution list with the required legends and links to our prospectus and our free writing prospectus in order to make the e-mail a conforming underwriter free writing prospectus.

Neither we nor any of the other underwriters in our IPO were involved in any way in the preparation or distribution of the information contained in the e-mail, and the information does not reflect our views, or the views of the other underwriters, as to matters addressed in the e-mails. No person who received the e-mails should rely upon them in any manner. We urge all potential investors to base their investment decisions solely on our prospectus. If the e-mails did constitute a violation of the Securities Act of 1933, the recipients who purchased our common stock in the IPO may have claims for damages resulting from their purchase. Any liability would depend upon the number of shares purchased by recipients of the e-mail. If any liability is asserted, we intend to contest the matter. In addition, Deutsche Bank Securities Inc. has agreed to indemnify us, the selling stockholders and the other underwriters in the IPO for losses that we or they may incur as a result of the e-mails, and therefore, we do not believe the distribution of the e-mails will have a material financial impact on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2011, we issued 86,593 shares of unregistered common stock for an aggregate purchase price of $0.1 million upon the exercise of previously granted options. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer. On May 3, 2011, our registration statement on Form S-1 was declared effective by the SEC for our IPO, pursuant to which we sold 3,846,800 shares of our common stock at a public offering price of $13.50 per share. We received net proceeds of approximately $48.3 million from this transaction, after underwriting discounts and commissions.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.	Exhibits

10.4	2011 Equity Incentive Plan and forms of agreements thereunder.
31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edward Zinser, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of David Hagan, Chief Executive Officer, and Edward Zinser, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: June 10, 2011	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: June 10, 2011	By:	/s/ EDWARD ZINSER
Edward Zinser
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.4	2011 Equity Incentive Plan and forms of agreements thereunder.

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward Zinser, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of David Hagan, Chief Executive Officer, and Edward Zinser, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.