Form 10-Q
period 2011-06-30
BOINGO WIRELESS INC
filed 2011-08-11
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, there were 33,141,564 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$71,693	$25,721
Restricted cash	1,053	1,001
Marketable securities	9,373	9,373
Accounts receivable, net of allowances of $221 and $107, respectively	7,485	7,946
Prepaid expenses and other current assets	1,573	1,306
Deferred tax assets	3,572	3,572
Total current assets	94,749	48,919
Property and equipment, net	39,253	36,024
Goodwill	25,512	25,512
Other intangible assets, net	10,020	10,992
Deferred tax assets	6,381	6,697
Other assets	4,588	4,891
Total assets	$180,503	$133,035

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,985	$4,596
Accrued expenses and other liabilities	10,020	13,531
Deferred revenue	11,841	10,829
Current portion of capital leases	183	420
Total current liabilities	26,029	29,376
Deferred revenue, net of current portion	29,560	28,149
Other liabilities	1,303	2,181
Total liabilities	56,892	59,706

Commitments and contingencies (Note 9)

Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; 5,053 shares authorized, issued and outstanding at December 31, 2010	—	22,263
Series A-2 convertible preferred stock, $0.0001 par value; 1,105 shares authorized, issued and outstanding at December 31, 2010	—	6,868
Series B convertible preferred stock, $0.0001 par value; 3,500 shares authorized, and 3,433 shares issued and outstanding at December 31, 2010	—	13,948
Series C convertible preferred stock, $0.0001 par value; 10,992 shares authorized, 10,983 shares issued and outstanding at December 31, 2010	—	79,890
Total convertible preferred stock	—	122,969

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 34,900 shares authorized, 34,390 and 7,092 shares issued, 33,133 and 5,835 shares outstanding at June 30, 2011 and December 31, 2010, respectively	3	—
Treasury stock at cost, 1,257 shares	(4,575)	(4,575)
Note receivable from stockholder	—	(103)
Additional paid in capital	172,125	—
Accumulated deficit	(44,096)	(45,159)
Total common stockholders’ equity (deficit)	123,457	(49,837)
Non-controlling interests	154	197
Total stockholders’ equity (deficit)	123,611	(49,640)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$180,503	$133,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$22,943	$20,298	$43,971	$38,797

Costs and operating expenses:
Network access	9,169	8,347	17,506	15,536
Network operations	3,944	3,172	7,668	6,489
Development and technology	2,259	2,047	4,743	4,216
Selling and marketing	1,826	1,381	3,455	2,779
General and administrative	2,810	2,344	5,374	4,583
Amortization of intangible assets	508	618	1,069	1,349
Total costs and operating expenses	20,516	17,909	39,815	34,952
Income from operations	2,427	2,389	4,156	3,845
Interest and other (expense) income, net	(239)	68	(305)	92
Income before income taxes	2,188	2,457	3,851	3,937
Income taxes	213	306	873	487
Net income	1,975	2,151	2,978	3,450
Net income attributable to non-controlling interests	145	121	282	232
Net income attributable to Boingo Wireless, Inc.	1,830	2,030	2,696	3,218
Accretion of convertible preferred stock	(438)	(1,315)	(1,633)	(2,631)
Net income attributable to common stockholders, basic	$1,392	$715	$1,063	$587

Net income per share attributable to common stockholders:
Basic	$0.06	$0.12	$0.07	$0.10
Diluted	$0.05	$0.07	$0.06	$0.07

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	23,258	5,834	14,927	5,837
Diluted	35,570	30,916	18,919	8,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Convertible preferred stock													Note
	Series A Shares	Series A Amount	Series A-2 Shares	Series A-2 Amount	Series B Shares	Series B Amount	Series C Shares	Series C Amount	Total Convertible Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Receivable from Stockholder	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2010	5,053	$22,263	1,105	$6,868	3,433	$13,948	10,983	$79,890	$122,969	5,835	$—	$—	$(4,575)	$(103)	$(45,159)	$197	$(49,640)
Accretion of convertible preferred stock	—	258	—	82	—	176	—	1,117	1,633	—	—	—	—	—	(1,633)	—	(1,633)
Issuance of common stock upon conversion of preferred stock	(5,053)	(22,521)	(1,105)	(6,950)	(3,433)	(14,124)	(10,983)	(81,007)	(124,602)	22,846	2	124,600	—	—	—	—	124,602
Issuance of common stock upon initial public offering	—	—	—	—	—	—	—	—	—	3,847	1	48,296	—	—	—	—	48,297
Issuance of common stock upon exercise and conversion of preferred stock warrants	—	—	—	—	—	—	—	—	—	20	—	271	—	—	—	—	271
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—	—	21	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	564	—	558	—	—	—	—	558
Offering costs	—	—	—	—	—	—	—	—	—	—	—	(2,530)	—	—	—	—	(2,530)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	930	—	—	—	—	930
Forgiveness of note receivable from stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	103	—	—	103
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(325)	(325)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,696	282	2,978
Balance at June 30, 2011	—	$—	—	$—	—	$—	—	$—	$—	33,133	$3	$172,125	$(4,575)	$—	$(44,096)	$154	$123,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$2,978	$3,450
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,339	3,568
Amortization of intangible assets	1,069	1,349
Stock-based compensation	930	476
Forgiveness of notes receivable from stockholder	103	—
Unbilled receivables	(266)	(438)
Change in fair value of preferred stock warrants	140	—
Change in deferred income taxes	316	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	461	428
Prepaid expenses and other assets	470	(127)
Accounts payable	(2,273)	1,145
Accrued expenses and other liabilities	(1,790)	(2,593)
Deferred revenue	2,423	2,456
Net cash provided by operating activities	9,900	9,714
Cash flows from investing activities
(Increase) decrease in restricted cash	(52)	884
Purchases of property and equipment	(9,793)	(3,658)
Contractual payments related to business acquisition	(81)	(148)
Net cash used in investing activities	(9,926)	(2,922)
Cash flows from financing activities
Payments of capital leases	(237)	(522)
Payments to non-controlling interests	(547)	(398)
Proceeds from exercise of stock options	558	1
Proceeds from issuance of common stock upon initial public offering	48,297	—
Offering costs	(2,073)	—
Net cash provided by (used in) financing activities	45,998	(919)
Net increase in cash and cash equivalents	45,972	5,873
Cash and cash equivalents at beginning of period	25,721	22,629
Cash and cash equivalents at end of period	$71,693	$28,502
Supplemental disclosure of cash flow information
Cash paid for interest	$9	$15
Cash paid for taxes	1,173	1,029
Supplemental disclosure of non-cash investing and financing activities
Contractual obligation related to business acquisition in accrued expenses and other liabilities	43	66
Acquisition of software and equipment under capital leases	—	73
Offering costs in accounts payable, accrued expenses and other liabilities	456	—
Accretion of convertible preferred stock	1,633	2,631
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	2,093	60
Conversion of convertible preferred stock into common stock	124,602	—
Exercise and conversion of preferred stock warrants into common stock	272	—

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

Initial public offering

On May 3, 2011, our registration statement on Form S-1 registering 3,846,800 shares of common stocks offered by us and 1,923,200 shares offered by certain selling stockholders was declared effective by the United States Securities and Exchange Commission (“SEC”), and the shares began trading on the NASDAQ Global Market on May 4, 2011 under the symbol “WIFI.”  The proceeds from the sale of these shares are used primarily for working capital and other general corporate purposes.  As a result of the initial public offering (“IPO”), we raised a total of $45.8 million in net proceeds after deducting underwriting discounts and commissions of $3.6 million and offering expenses of $2.5 million. In connection with the IPO, all of the shares of our convertible preferred stock were converted into 22,845,764 shares of common stock and all of the warrants to purchase preferred stock were exercised and converted into 20,172 shares of common stock.

Reverse Stock Split

On April 7, 2011, our board of directors approved a 5 for 1 reverse stock split of our outstanding common stock which was effected on May 3, 2011. Fractional shares were settled in cash totaling approximately $2,000 for common and preferred stockholders. No fractional shares were settled for option holders, and they were rounded down as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and warrants and shares of our preferred stock and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the unaudited condensed consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of our common and preferred stock have also been retroactively adjusted to reflect the reverse stock split.

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2011 and 2010 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 contained in the final prospectus filed by us with the SEC on May 3, 2011 related to our registration statement on Form S-1 (File No. 333-171719). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our results of operations for the three and six months ended June 30, 2011 and 2010, our results of cash flows for the six months ended June 30, 2011 and 2010, and our financial position as of June 30, 2011. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In accordance with the Financial Accounting Standards Board’s (“FASB”) revised guidance establishing general accounting standards and disclosure of subsequent events, we have evaluated subsequent events through the date and time these financial statements were issued.

Principles of consolidation

The consolidated financial statements include our accounts and our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC and our 70% ownership of Chicago Concourse Development Group, LLC in accordance with FASB Accounting Standards Codification (“ASC”) 810, Consolidation.

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

We recognize revenue when an arrangement exists, services are delivered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured. On January 1, 2011, we adopted the provisions of FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) -Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) on a prospective basis. ASU 2009-13 amends and replaces the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) of fair value if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  For deliverables with a multiple element arrangement that are determined to be separate units of accounting at the inception of the arrangement, we allocate the value to each element based on the relative selling price method.  The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows as we had no new or significantly modified arrangements during the six months ended June 30, 2011. Additionally, for the corresponding six month period ended, June 30, 2010, we had no new or significantly modified multiple element arrangements that would impact earnings, if we had adopted ASU 2009-13 on January 1, 2010.

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

We may provide professional services for initial implementation services for certain platform and DAS arrangements. For our existing arrangements that are accounted for under ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements, we defer recognition of the full arrangement consideration including the initial implementation activities, and recognize all revenue ratably over the wholesale service period, as we do not have  evidence of fair value for the undelivered elements in the arrangement.   Upon the adoption of ASU 2009-13 on January 1, 2011, certain of our platform service or DAS arrangements may require the initial implementation services to be accounted for as a separate unit of accounting.  For such arrangements entered into or materially modified after January 1, 2011, we allocate arrangement consideration at the inception of the arrangement to all units of accounting based on the relative selling price method.  We recognize the revenue associated with any implementation services that qualify for separate units of accounting upon completion of such services and all other revenue will be recognized ratably over the remaining term of the wholesale service agreement.

Advertising and other revenue is recognized when the services are performed.

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs, that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us January 1, 2012. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

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

3. Cash and cash equivalents and marketable securities

Cash and cash equivalents, and marketable securities consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$2,997	$10,931
Money market securities	68,696	14,790
Total cash and cash equivalents	$71,693	$25,721

Short-term marketable securities—available-for-sale:
United States government securities	$9,373	$9,373
Total short-term marketable securities	$9,373	$9,373

All contractual maturities of U.S. government marketable securities are less than one year at June 30, 2011 and are fully guaranteed. For the six months ended June 30, 2011 and 2010, interest income was $18,000 and $8,000 respectively, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations.

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Revenue share	$3,079	$3,879
Salaries and wages	2,396	3,579
Accrued connects	1,428	945
Deferred rent	508	738
Accrued for construction in progress	305	2,523
Other	2,304	1,867
Total accrued expenses and other liabilities	$10,020	$13,531

5. Property and equipment

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Leasehold improvements	$49,165	$45,187
Construction in progress	12,077	9,098
Computer equipment	6,009	5,112
Software	4,914	4,303
Office equipment	392	289
Total property and equipment	72,557	63,989
Less: accumulated depreciation and amortization	(33,304)	(27,965)
Total property and equipment, net	$39,253	$36,024

Depreciation and amortization expense is allocated as follows on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Network access	$1,927	$1,104	$3,659	$2,207
Network operations	620	325	1,178	649
Development and technology	237	240	439	543
Selling and marketing	6	5	14	9
General and administrative	20	89	49	160
Total depreciation and amortization of property and equipment	$2,810	$1,763	$5,339	$3,568

6. Fair value measurement

ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3). We did not make any transfers in and out of the Level 1 fair value tier.

The following table sets forth our financial assets and financial liabilities that are measured at fair value on a recurring basis:

At June 30, 2011 (unaudited)	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$71,693	$—	$71,693
Marketable securities	9,373	—	9,373
Restricted cash	1,053	—	1,053
Total assets	$82,119	$—	$82,119

At December 31, 2010	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$25,721	$—	$25,721
Marketable securities	9,373	—	9,373
Restricted cash	1,001	—	1,001
Total assets	$36,095	$—	$36,095

Liabilities:
Preferred stock warrants	$—	$140	$140
Total liabilities	$—	$140	$140

Our Level 3 financial liabilities, accounted for at fair value on a recurring basis, consisted of warrants to purchase shares of our Series B convertible preferred stock, which are recorded at fair value in other liabilities on the accompanying unaudited condensed consolidated balance sheets. The increase in the fair value of the warrants is included in the condensed statement of operations for the three and six months ended June 30, 2011.  The following table provides a reconciliation between the beginning and ending balances of preferred stock warrants in the tables above that used significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

Balance at December 31, 2010	$140
Increase in the fair value of the liability	132
Non-cash settlement/conversion of preferred warrants into common stock	(272)
Balance at June 30, 2011	$—

7. Stockholders’ equity

Common stock warrants

On June 28, 2011, all common stock warrants outstanding were exercised for 21,525 shares of common stock on a net exercise basis.

Reserve for unissued shares

At June 30, 2011 and December 31, 2010, we are authorized to issue up to 34,900 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”) and 2011 Equity Incentive Plan (the “2011 Plan”).

The amount of such shares of common stock reserved for these purposes is as follows:

	Number of Shares
	June 30, 2011	December 31, 2010
	(in thousands)
Conversion of Series C convertible preferred stock	—	13,180
Outstanding stock options under the 2001 Plan	4,816	5,288
Outstanding stock options under the 2011 Plan	2,164	—
Conversion of Series A convertible preferred stock	—	5,053
Conversion of Series B convertible preferred stock	—	3,433
Conversion of Series A-2 convertible preferred stock	—	1,180
Shares available for grant under the 2011 stock option plan	1,836	—
Additional shares available for grant under the 2001 stock option plan	—	210
Outstanding common stock warrants	—	26
Outstanding Series B preferred stock warrants	—	26
Total	8,816	28,396

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

Income tax expense of $873,000 and $487,000 reflects an effective tax rate of 22.7% and 12.4% for the six months ended June 30, 2011 and 2010, respectively.  The 2011 increase was due to the change in our estimate of the valuation allowance at year-end

2010. As a result, the 2011 provision for income taxes now also includes an estimate for federal income taxes. This increase was partially offset by a one time $1.7 million deduction for incentive stock options that were exercised and sold upon the IPO. At June 30, 2011, we have deferred tax assets of $9.9 million, which includes net operating loss carry-forwards and other losses. Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carry-forwards, is subject to us generating sufficient taxable income during the periods in which the temporary differences become realizable.  We maintain a valuation allowance for a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income.  These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.  As of June 30, 2011, we have recorded no liability for income taxes associated with uncertain tax positions.

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

10. Stock incentive plans:

In March, 2011, our board of directors approved the 2011 Plan under which 4,000,000 shares of common stock are reserved for issuance.  The 2011 Plan provides for the grant of incentive and nonstatuatory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year commencing in 2012, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors. As of June 30, 2011, options to purchase 2,163,809 shares of common stock have been granted under the 2011 Plan.

No further awards will be made under our 2001 Plan, and it was terminated following the completion of our IPO (Note 1).  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

We recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Network operations	$92	$41	$110	$84
Development and technology	125	32	161	62
Selling and Marketing	134	45	174	88
General and administrative	344	122	456	242
Total stock-based compensation expense	$695	$240	$901	$476

The stock compensation expense above for the three and six months ended June 30, 2011 includes a $29,000 adjustment for an expense which was capitalized in offering costs as a reduction of additional paid in capital.

The following weighted average assumptions were used for stock options granted during these periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Dividend yield	None	None	None	None
Volatility rate	49.8%	68.4%	49.8%	68.4%
Expected term	6.5	6.2	6.4	6.2
Risk free interest rate	2.5%	3.0%	2.5%	3.0%

A summary of the stock option activity under the Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
	(in thousands, except years)
Outstanding at December 31, 2010	5,288	$1.25	6.3	$38,279
Granted	102	$8.50	9.8
Exercised	(87)	$1.25	6.1
Cancelled/forfeited	(10)	$1.75
Outstanding at March 31, 2011	5,293	$1.40	6.1	$37,587
Granted	2,164	$13.50	9.8
Exercised	(477)	$0.94	3.1	$5,890
Cancelled/forfeited	—
Outstanding at June 30, 2011	6,980	$5.18	7.3	$28,843
Vested & expected to vest at June 30, 2011	6,839	$5.09	7.3	$28,579
Exercisable at June 30, 2011	3,785	$1.27	5.6	$23,264

11. Net income per share attributable to common stockholders:

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Boingo Wireless, Inc.	$1,830	$2,030	$2,696	$3,218
Accretion of convertible preferred stock	(438)	(1,315)	(1,633)	(2,631)
Net income attributable to common stockholders, basic	$1,392	$715	$1,063	$587
Net income attributable to Boingo Wireless, Inc., diluted	$1,830	$2,030	$1,063	$587

Denominator:
Weighted average common shares, basic	23,258	5,834	14,927	5,837
Effect of dilutive convertible preferred stock	8,284	22,846	—	—
Effect of dilutive stock options	3,989	2,225	3,953	2,226
Effect of dilutive common stock warrants	22	11	22	11
Effect of dilutive preferred stock warrants	17	—	17	—
Weighted average common shares, dilutive	35,570	30,916	18,919	8,074

Net income per share attributable to common stockholders:
Basic	$0.06	$0.12	$0.07	$0.10
Diluted	$0.05	$0.07	$0.06	$0.07

The following outstanding securities were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Convertible preferred stocks	—	—	22,846	22,846
Options to purchase common stock	2,164	—	2,164	—
Total	2,164	—	25,010	22,846

12. Subsequent events:

On July 29, 2011, our board of directors retired all 1,256,608 outstanding shares of treasury stock.

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

We grew revenue from $20.3 million for the three months ended June 30, 2010 to $22.9 million for the three months ended June 30, 2011, an increase of 13.0%.  Net income attributable to common stockholders increased from $0.7 million for the three months ended June 30, 2010 to $1.4 million for the three months ended June 30, 2011, an increase of 94.8%.

We grew revenue from $38.8 million for the six months ended June 30, 2010 to $44.0 million for the six months ended June 30, 2011, an increase of 13.3%.  Net income attributable to common stockholders increased from $0.6 million for the six months ended June 30, 2010 to $1.1 million for the six months ended June 30, 2011, an increase of 93.0%.

Additionally, our cash position on June 30, 2011 of $71.7 million is significantly higher than December 31, 2010 due to the proceeds received in May from the IPO.

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

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) attributable to common stockholders plus depreciation, accretion of convertible preferred stock, income taxes, amortization of intangible assets, stock-based compensation expense, non-controlling interests expense and interest and other (expense) income, net.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                  Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•                  it is useful to exclude non-cash charges, such as accretion of convertible preferred stock, depreciation and asset impairment, amortization of intangible assets and stock-based compensation, and non-core operational charges such as acquisition-related expense, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

We use Adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

We do not place undue reliance on Adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income attributable to common stockholders.

The following provides a reconciliation of net income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Net income attributable to common stockholders	$1,392	$715	$1,063	$587
Depreciation	2,810	1,763	5,339	3,568
Accretion of convertible preferred stock	438	1,315	1,633	2,631
Income taxes	213	306	873	487
Amortization of intangible assets	508	618	1,069	1,349
Stock-based compensation expense	695	240	901	476
Non-controlling interests	145	121	282	232
Interest and other expense (income), net	239	(68)	305	(92)
Adjusted EBITDA	$6,440	$5,010	$11,465	$9,238

Results of Operations

The following tables set forth our Consolidated Statement of Operations data for the specified periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Consolidated Statement of Operations Data:
Revenue	$22,943	$20,298	$43,971	$38,797
Costs and operating expenses:
Network access	9,169	8,347	17,506	15,536
Network operations	3,944	3,172	7,668	6,489
Development and technology	2,259	2,047	4.743	4,216
Selling and marketing	1,826	1,381	3,455	2,779
General and administrative	2,810	2,344	5,374	4,583
Amortization of intangible assets	508	618	1,069	1,349
Total costs and operating expenses	20,516	17,909	39,815	34,952
Income from operations	2,427	2,389	4,156	3,845
Interest and other (expense) income, net	(239)	68	(305)	92
Income before income taxes	2,188	2,457	3,851	3,937
Income taxes	213	306	873	487
Net income	1,975	2,151	2,978	3,450
Net income attributable to non-controlling interests	145	121	282	232
Net income attributable to Boingo Wireless, Inc.	1,830	2,030	2,696	3,218
Accretion of convertible preferred stock	(438)	(1,315)	(1,633)	(2,631)
Net income attributable to common stockholders	$1,392	$715	$1,063	$587

Depreciation expense included in the above line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Network access	$1,927	$1,104	$3,659	$2,207
Network operations	620	325	1,178	649
Development and technology	237	240	439	543
Selling and marketing	6	5	14	9
General and administrative	20	89	49	160
	$2,810	$1,763	$5,339	$3,568

Stock-based compensation expense included in the above line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Network operations	$92	$41	$110	$83
Development and technology	125	32	161	63
Selling and marketing	134	45	174	88
General and administrative	344	122	456	242
	$695	$240	$901	$476

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(as a percentage of revenue)		(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses:
Network access	40.0	41.1	39.8	40.0
Network operations	17.2	15.6	17.4	16.7
Development and technology	9.8	10.1	10.8	10.9
Selling and marketing	8.0	6.8	7.9	7.2
General and administrative	12.2	11.6	12.2	11.8
Amortization of intangible assets	2.2	3.0	2.4	3.5
Total costs and operating expenses	89.4	88.2	90.5	90.1
Income from operations	10.6	11.8	9.5	9.9
Interest and other (expense) income, net	(1.1)	0.3	(0.7)	0.2
Income before income taxes	9.5	12.1	8.8	10.1
Income taxes	0.9	1.5	2.0	1.3
Net income	8.6	10.6	6.8	8.8
Net income attributable to non-controlling interests	0.6	0.6	0.6	0.6
Net income attributable to Boingo Wireless, Inc.	8.0	10.0	6.2	8.2
Accretion of convertible preferred stock	(1.9)	(6.5)	(3.7)	(6.8)
Net income attributable to common stockholders	6.1%	3.5%	2.5%	1.4%

Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$6,976	$5,770	$1,206	20.9%
Retail single-use	4,417	4,920	(503)	(10.2)%
Wholesale	10,284	9,001	1,283	14.3%
Advertising and other	1,266	607	659	108.6%
Total revenue	$22,943	$20,298	$2,645	13.0%

Key business metrics:
Subscribers	229	184	45	24.4%
Monthly churn	9.9%	9.5%	0.4%	4.2%
Connects	2,008	2,142	(134)	(6.3)%

Total revenue. Total revenue increased $2.6 million or 13.0%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Retail subscription. Retail subscription revenue increased $1.2 million, or 20.9%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to a 24.4% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone subscriptions compared to laptop subscriptions.

Retail single-use.  Retail single-use revenue decreased $0.5 million, or 10.2%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to an 11.6% decrease in single-use connects.  We believe that the decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions and increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access.

Wholesale.  Wholesale revenue increased $1.2 million, or 14.6%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to $1.1 million from new DAS build-out projects in our managed and operated locations, and $0.1 million from DAS access.

Advertising and other.  Advertising and other revenue increased $0.7 million, or 100.8%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to a sponsored promotion in the second quarter of 2011.

Costs and Operating Expenses

	Three Months Ended June 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$9,169	$8,347	$822	9.8%
Network operations	3,944	3,172	772	24.3%
Development and technology	2,259	2,047	212	10.4%
Selling and marketing	1,826	1,381	445	32.2%
General and administrative	2,810	2,344	466	19.9%
Amortization of intangible assets	508	618	(110)	(17.8)%
Total costs and operating expenses	$20,516	$17,909	$2,607	14.6%

Network access.  Network access costs increased $0.8 million, or 9.8%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The change reflects increases of $0.9 million from equipment depreciation expense from DAS build-out projects, and $0.8 million from revenue share paid to venues in our managed and operated locations. The increase was partially offset by a decrease of $0.9 million from customer usage at partner venues.

Network operations.  Network operations expenses increased $0.8 million, or 24.3%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to a $0.3 million increase in personnel related expenses,

$0.3 million increase in hardware depreciation expenses, $ 0.1 million in travel and entertainment expenses, and $0.1 million in internet connectivity expenses.

Development and technology.  Development and technology expenses increased $0.2 million, or 10.4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to increased personnel related expenses.

Selling and marketing.  Selling and marketing expenses increased $0.4 million, or 32.2%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to a $0.3 million increase in personnel related expenses, and $0.1 million in stock-based compensation expenses.

General and administrative.  General and administrative expenses increased $0.5 million, or 19.9%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to a $0.2 million increase in personnel related expenses, $0.2 million increase in stock-based compensation expenses, and $0.1 increase in insurance expense.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.1 million, or 17.8%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The decrease was due to certain acquired assets being fully amortized during 2010.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased $0.3 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to a valuation adjustment of preferred warrants upon the conversion to common stock.

Income Taxes

Income taxes decreased $0.1 million in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.    This decrease was due to the following,  in December, 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $12.3 million.  As a result, the 2011 provision for income taxes now also includes an estimate for federal income taxes, as compared to the prior year, which only had a provision for state income taxes.  Lastly, there was a one time $1.7 million deduction for incentive stock options that were exercised and sold upon the IPO.

Non-controlling Interests

Non-controlling interests’ payments remained relatively unchanged for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Six Month Period ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$13,732	$10,937	$2,795	25.5%
Retail single-use	8,219	9,186	(967)	(10.5)%
Wholesale	19,800	16,539	3,261	19.7%
Advertising and other	2,220	2,135	85	4.0%
Total revenue	$43,971	$38,797	$5,174	13.3%

Key business metrics:
Subscribers	443	342	101	29.5%
Monthly churn	9.7%	9.3%	4%	43.0%
Connects	3,922	3,779	143	3.8%

Total revenue. Total revenue increased $5.2 million, or 13.3%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Retail subscription. Retail subscription revenue increased $2.8 million, or 25.5%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a 29.5% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone subscriptions compared to laptop subscriptions.

Retail single-use.  Retail single-use revenue decreased $1.0 million, or 10.5%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a 10.8% decrease in single-use connects. We believe that the decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions and increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access.

Wholesale.  Wholesale revenue increased $3.3 million, or 19.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to $2.1 million from new DAS build-out projects in our managed and operated locations, $0.7 million from increased usage-based fees and $0.5 million from DAS access and usage fees.

Advertising and other.  Advertising and other revenue decreased less than $0.1 million, or 4%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Costs and Operating Expenses

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$17,506	$15,536	$1,970	12.7%
Network operations	7,668	6,489	1,179	18.2%
Development and technology	4,743	4,216	527	12.5%
Selling and marketing	3,455	2,779	676	24.3%
General and administrative	5,374	4,583	791	17.3%
Amortization of intangible assets	1,069	1,349	(280)	(20.8)%
Total costs and operating expenses	$39,815	$34,952	$4,863	13.9%

Network access.  Network access costs increased $2.0 million, or 12.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The change reflects increases of $1.6 million from revenue share paid to venues in our managed and operated locations, $1.5 million in equipment depreciation expense from DAS build-out projects and $0.3 million from bandwidth and other internet connectivity expenses.  The increase was partially offset by a decrease of $1.4 million from customer usage at partner venues.

Network operations.  Network operations expenses increased $1.2 million, or 18.2%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to a $0.5 million increase in hardware depreciation expenses, $0.5 million increase in personnel related expenses, $0.1 million in travel and entertainment expenses, and $0.1 million increase in software maintenance expenses.

Development and technology.  Development and technology expenses increased $0.5 million, or 12.5%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to an increase in personnel related expenses.

Selling and marketing.  Selling and marketing expenses increased $0.7 million, or 24.3%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a $0.5 million increase in personnel related expenses, $0.1 million in stock-based compensation expense, and $0.1 million in travel and entertainment expenses.

General and administrative.  General and administrative expenses increased $0.8 million, or 17.3%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a $0.2 increase in personnel related expenses, $0.2 million in stock-based compensation expense, $0.2 in consultant fees, $0.1 million in legal and professional fees, and $0.1 million in insurance expenses.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.3 million, or 20.8%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The decrease was due to certain acquired assets being fully amortized during 2010.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased $0.4 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to a valuation adjustment of preferred warrants upon the conversion to common stock.

Income Taxes

Income taxes increased $0.4 million in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  This decrease was due to the following, in December, 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $12.3 million.  As a result, the 2011 provision for income taxes now also includes an estimate for federal income taxes, as compared to the prior year, which only had a provision for state income taxes.  Lastly, there was a one time $1.7 million deduction for incentive stock options that were exercised and sold upon the IPO.

Non-controlling Interests

Non-controlling interests’ payments remained relatively unchanged for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Financial Condition

Our cash and cash equivalents increased $46.0 million to $71.7 million as of June 30, 2011, from $25.7 million as of December 31, 2010 due primarily to the IPO. During the six months ended June 30, 2011, we generated cash from operating activities of $9.9 million. This cash was used to fund $9.8 million in capital expenditures during the six month period.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and, prior to our IPO, private placements of preferred equity securities and common stock. Our primary sources of liquidity as of June, 2011 consisted of $71.7 million of cash and cash equivalents and $9.4 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, internal capital expenditures and external capital expenditures for expansion of existing and new managed and operated locations will be our principal needs for liquidity over the near term. Our capital expenditures in the second quarter of 2011 were $3.4 million; with $2.3 million for DAS build-out projects which were reimbursed by the telecom operators.  Our capital expenditures in the first six months of 2011 were 9.8 million; with $8.0 million for DAS build-out projects which were reimbursed by the telecom operators.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations, together with the net proceeds we received from our IPO, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the six months ended June 30:

	2011	2010
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$9,900	$9,714
Net cash used in investing activities	(9,926)	(2,922)
Net cash provided by (used in) financing activities	45,998	(919)

On May 3, 2011, our registration statement on Form S-1 was declared effective by the SEC for our IPO, pursuant to which we sold 3,846,800 shares of our common stock at a public offering price of $13.50 per share. We received net proceeds of approximately $45.8 million from this transaction, after deducting underwriting discounts, commissions and expenses.

Net Cash Provided by Operating Activities

For the six months ended June 30, 2011, we generated $9.9 million of net cash from operating activities, an increase of $0.2 million, or 1.9%, as compared to the six months ended June 30, 2010.  The increase is due primarily to an increase of $2.7 million in non cash expenses from depreciation, stock-based compensation and deferred taxes partially offset by a $2.0 million decrease in working capital and $0.5 million decrease in net income.  The $2.7 million increase in non-cash expenses consists of $1.8 million in depreciation, $0.5 million in stock-based compensation, $0.3 million in deferred taxes and $0.1 in other non-cash expenses.  The decrease of $2.0 million in working capital consists of a decrease of $3.4 million in accounts payable partially offset by an increase of $0.8 million in accrued expenses and other liabilities and $0.6 million in prepaid expenses and other assets.

Net Cash Used in Investing Activities

For the six months ended June 30, 2011, we used $9.9 million in investing activities, an increase of $7.0 million, or 239.7%, as compared to the six months ended June 30, 2010.  Investing activities consisted primarily of increases in property and equipment purchases for build-outs in our managed and operated locations.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2011, we generated $46.0 million in financing activities, an increase of $46.9 million from the net use of cash in the six months ended June 30, 2010.  Cash provided by financing activities was primarily due to the proceeds from our IPO.

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

Recently Issued Accounting Standards

See Note 2 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for a description of recently issued accounting standards, including our expected dates of adoption and estimated effects on our financial condition, results of operations and cash flows.

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

We had cash and cash equivalents of $71.7 million and $25.7 million at June 30, 2011 and December 31, 2010, respectively. We held these amounts primarily in cash or money market funds. We had marketable securities of $9.4 million at June 30, 2011 and December 31, 2010.

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

Item 4.           Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2011, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The stock market in general and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2011, we issued 20,000 shares of unregistered common stock to an officer for an aggregate purchase price of $15,000 upon the exercise of previously granted options; the foregoing securities were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. In the three months ended June 30, 2011, we issued 21,525 shares of unregistered common stock to a lease financier through the net exercise of previously issued warrants with an aggregate exercise price of $43,851. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

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

Item 5.  Other Information

Compensation Arrangements with Certain Named Executive Officers

On August 5, 2011, the Board approved a one-time cash payment to Edward Zinser and Peter Hovenier in the amounts of $100,000 and $50,000, respectively, in recognition of their service to the Company in connection with the IPO.

Grant of Stock Option to Charles Boesenberg

In connection with his service as a director of the Company, on August 5, 2011, the Board of Directors granted Charles Boesenberg an option to purchase 12,000 shares of the Company’s common stock at an exercise price of $8.50, the closing price per share of the common stock on August 5, 2011, the date on which the Board approved such option.

Election of Chuck Davis to the Board of Directors; Compensation Arrangements with Mr. Davis

On August 5, 2011, the Board elected Chuck Davis, age 51, effective as of August 5, 2011, to the Board as a Class III director with his initial term expiring at the Company’s 2014 annual meeting of stockholders.  Additionally, the Board elected Mr. Davis to serve on the Audit Committee of the Board to replace Paul Hsiao who has resigned from the Audit Committee.

From January 2006 to June 2011, Mr. Davis served variously as Executive Chairman, Chairman and Chief Executive Officer of Fandango, an online retailer of movie tickets. In addition, following Fandango’s acquisition by Comcast in May 2007, Mr. Davis also served as an Executive Vice-President of Comcast Interactive Media until June 2011. Mr. Davis is currently a consultant to Comcast.  Mr. Davis holds an A.B. in urban studies from Brown University and an M.B.A. from Harvard University. The board of directors determined that Mr. Davis should serve as a director based on his executive management experience with direct-to-consumer and e-commerce companies.

In connection with his election to the Board, Mr. Davis was granted an option to purchase 24,000 shares of the Company’s common stock at an exercise price of $8.50, the closing price per share of the common stock on August 5, 2011, the date on which he joined the Board. Mr. Davis will also receive a $20,000 annual retainer for his service on the Board, and a $5,000 annual retainer for his service on the Audit Committee.

Mr. Davis and the Company will also enter into an indemnification agreement requiring the Company to indemnify him to the fullest extent permitted under Delaware law with respect to his service as a director. The indemnification agreement will be in the form entered into with the Company’s other directors and executive officers. This form is filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-171719), as filed with the SEC on March 21, 2011.

Item 6.	Exhibits

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edward Zinser, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of David Hagan, Chief Executive Officer, and Edward Zinser, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 for each of Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity (Deficit) for each of Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: August 11, 2011	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: August 11, 2011	By:	/s/ EDWARD ZINSER
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

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 for each of Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity (Deficit) for each of Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.