Form 10-Q
period 2011-09-30
BOINGO WIRELESS INC
filed 2011-11-10
CIK 1169988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2011, there were 33,193,054 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$78,854	$25,721
Restricted cash	1,066	1,001
Marketable securities	8,373	9,373
Accounts receivable, net of allowances of $92 and $107, respectively	5,892	7,946
Prepaid expenses and other current assets	1,552	1,306
Deferred tax assets	3,572	3,572
Total current assets	99,309	48,919
Property and equipment, net	39,213	36,024
Goodwill	25,512	25,512
Other intangible assets, net	9,749	10,992
Deferred tax assets	6,697	6,697
Other assets	4,952	4,891
Total assets	$185,432	$133,035

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,830	$4,596
Accrued expenses and other liabilities	12,017	13,531
Deferred revenue	14,122	10,829
Current portion of capital leases	90	420
Total current liabilities	32,059	29,376
Deferred revenue, net of current portion	25,757	28,149
Other liabilities	936	2,181
Total liabilities	58,752	59,706

Commitments and contingencies (Note 9)

Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; 5,053 shares authorized, issued and outstanding at December 31, 2010	—	22,263
Series A-2 convertible preferred stock, $0.0001 par value; 1,105 shares authorized, issued and outstanding at December 31, 2010	—	6,868
Series B convertible preferred stock, $0.0001 par value; 3,500 shares authorized, and 3,433 shares issued and outstanding at December 31, 2010	—	13,948
Series C convertible preferred stock, $0.0001 par value; 10,992 shares authorized, 10,983 shares issued and outstanding at December 31, 2010	—	79,890
Total convertible preferred stock	—	122,969

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 and 34,900 shares authorized, 34,390 and 7,092 shares issued, 33,169 and 5,835 shares outstanding at September 30, 2011 and December 31, 2010, respectively	3	—
Treasury stock at cost, 1,257 shares	—	(4,575)
Note receivable from stockholder	—	(103)
Additional paid-in capital	168,935	—
Accumulated deficit	(42,434)	(45,159)
Total common stockholders’ equity (deficit)	126,504	(49,837)
Non-controlling interests	176	197
Total stockholders’ equity (deficit)	126,680	(49,640)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$185,432	$133,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$24,688	$20,214	$68,659	$59,011

Costs and operating expenses:
Network access	9,647	7,742	27,153	23,278
Network operations	4,097	3,236	11,765	9,725
Development and technology	2,449	1,978	7,192	6,194
Selling and marketing	1,955	1,509	5,410	4,288
General and administrative	3,236	2,554	8,610	7,137
Amortization of intangible assets	323	573	1,392	1,922
Total costs and operating expenses	21,707	17,592	61,522	52,544
Income from operations	2,981	2,622	7,137	6,467
Interest and other (expense) income, net	13	(75)	(292)	17
Income before income taxes	2,994	2,547	6,845	6,484
Income taxes	1,194	319	2,067	806
Net income	1,800	2,228	4,778	5,678
Net income attributable to non-controlling interests	138	118	420	350
Net income attributable to Boingo Wireless, Inc.	1,662	2,110	4,358	5,328
Accretion of convertible preferred stock	—	(1,194)	(1,633)	(3,826)
Net income attributable to common stockholders, basic	$1,662	$916	$2,725	$1,502

Net income per share attributable to common stockholders:
Basic	$0.05	$0.16	$0.13	$0.26
Diluted	$0.05	$0.07	$0.12	$0.17

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	33,139	5,835	20,865	5,834
Diluted	36,678	31,408	24,470	31,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Convertible preferred stock													Note
	Series A Shares	Series A Amount	Series A-2 Shares	Series A-2 Amount	Series B Shares	Series B Amount	Series C Shares	Series C Amount	Total Convertible Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Receivable from Stockholder	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2010	5,053	$22,263	1,105	$6,868	3,433	$13,948	10,983	$79,890	$122,969	5,835	$—	$—	$(4,575)	$(103)	$(45,159)	$197	$(49,640)
Accretion of convertible preferred stock	—	258	—	82	—	176	—	1,117	1,633	—	—	—	—	—	(1,633)	—	(1,633)
Issuance of common stock upon conversion of preferred stock	(5,053)	(22,521)	(1,105)	(6,950)	(3,433)	(14,124)	(10,983)	(81,007)	(124,602)	22,846	2	124,600	—	—	—	—	124,602
Issuance of common stock upon initial public offering	—	—	—	—	—	—	—	—	—	3,847	1	48,296	—	—	—	—	48,297
Issuance of common stock upon exercise and conversion of preferred stock warrants	—	—	—	—	—	—	—	—	—	20	—	271	—	—	—	—	271
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—	—	21	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	600	—	602	—	—	—	—	602
Offering costs	—	—	—	—	—	—	—	—	—	—	—	(2,534)	—	—	—	—	(2,534)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,275	—	—	—	—	2,275
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(4,575)	4,575	—	—	—	—
Forgiveness of note receivable from stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	103	—	—	103
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(441)	(441)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,358	420	4,778
Balance at September 30, 2011	—	$—	—	$—	—	$—	—	$—	$—	33,169	$3	$168,935	$—	$—	$(42,434)	$176	$126,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$4,778	$5,678
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,894	5,401
Amortization of intangible assets	1,392	1,922
Stock-based compensation	2,275	684
Forgiveness of notes receivable from stockholder	103	—
Unbilled receivables	(304)	739
Change in fair value of preferred stock warrants	140	—
Changes in operating assets and liabilities:
Accounts receivable	2,054	1,017
Prepaid expenses and other assets	54	(1,562)
Accounts payable	55	421
Accrued expenses and other liabilities	(356)	(1,687)
Deferred revenue	901	5,578
Net cash provided by operating activities	19,986	18,191
Cash flows from investing activities
(Increase) decrease in restricted cash	(65)	848
Sales of short-term marketable securities	1,000	—
Purchases of property and equipment	(13,154)	(5,896)
Contractual payments related to business acquisition	(127)	(138)
Net cash used in investing activities	(12,346)	(5,186)
Cash flows from financing activities
Payments of capital leases	(330)	(505)
Payments to non-controlling interests	(547)	(399)
Proceeds from exercise of stock options	602	1
Proceeds from issuance of common stock upon initial public offering	48,297	—
Offering costs	(2,529)	—
Net cash provided by (used in) financing activities	45,493	(903)
Net increase in cash and cash equivalents	53,133	12,102
Cash and cash equivalents at beginning of period	25,721	22,629
Cash and cash equivalents at end of period	$78,854	$34,731
Supplemental disclosure of cash flow information
Cash paid for interest	$11	$23
Cash paid for taxes	1,194	1,027
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	124,602	—
Retirement of treasury stock	4,575	—
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	2,247	2,011
Accretion of convertible preferred stock	1,633	3,826
Exercise and conversion of preferred stock warrants into common stock	272	—
Contractual obligation related to business acquisition in accrued expenses and other liabilities	43	57
Acquisition of software and equipment under capital leases	—	73

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. The business

Boingo Wireless, Inc. (collectively “we, us or our”) is a leading global provider of mobile Wi-Fi Internet solutions.  Our services make it easy, convenient and cost-effective for people to enjoy Wi-Fi access on their laptop or mobile device at more than 400,000 hotspots worldwide. With a single account, Boingo users can access the mobile internet via Boingo Network locations that include the top airports around the world, major hotel chains, cafés and coffee shops, restaurants, convention centers and metropolitan hot zones. Boingo and its Concourse Communications Group subsidiary operate wired and wireless networks at large-scale venues worldwide such as airports, major sporting arenas, malls, and convention centers, as well as quick serve restaurants.

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

Reverse Stock Split

On April 7, 2011, our board of directors approved a 5 for 1 reverse stock split of our outstanding common stock which was effected on May 3, 2011. Fractional shares are to be settled in cash totaling approximately $2,000 for common and preferred stockholders. No fractional shares were settled for option holders, and they were rounded down as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and warrants and shares of our preferred stock and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the unaudited condensed consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of our common and preferred stock have also been retroactively adjusted to reflect the reverse stock split.

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2011 and 2010 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 contained in the final prospectus filed by us with the SEC on May 3, 2011 related to our registration statement on Form S-1 (File No. 333-171719). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our results of operations for the three and nine months ended September 30, 2011 and 2010, our results of cash flows for the nine months ended September 30, 2011 and 2010, and our financial position as of September 30, 2011. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Principles of consolidation

The unaudited condensed consolidated financial statements include our accounts and our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC and our 70% ownership of Chicago Concourse Development Group, LLC in accordance with FASB Accounting Standards Codification (“ASC”) 810, Consolidation. Other parties’

interests in consolidated entities are reported as non-controlling interests. The results of operations for the acquisition of companies accounted for under the purchase method have been included in the consolidated statements of operations beginning on the closing date of the acquisition. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Segment information

We operate in one reporting unit, one operating and reportable segment; a service provider of mobile Wi-Fi solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones and tablets. This single segment is consistent with the internal organization structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker. We do not disclose sales by geographic area because to do so would be impracticable.

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

We recognize revenue when an arrangement exists, services are delivered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured. On January 1, 2011, we adopted the provisions of FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) -Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) on a prospective basis. ASU 2009-13 amends and replaces the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) of fair value if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  For deliverables with a multiple element arrangement that are determined to be separate units of accounting at the inception of the arrangement, we allocate the value to each element based on the relative selling price method.  The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows as we had no new or significantly modified arrangements during the nine months ended September 30, 2011. Additionally, for the corresponding nine month period ended September 30, 2010, we had no new or significantly modified multiple element arrangements that would impact earnings, if we had adopted ASU 2009-13 on January 1, 2010.

Subscription fees from retail customers are paid monthly in advance by charge card and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Our charge card processor withholds three percent of our sales for future refunds, which is recognized as revenue at the time of sale because, to date, the reserve balance has not been used to provide refunds to customers. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

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

Recent accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment.  It permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  We perform our impairment tests on December 31 of each year.  We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income (“OCI”) as part of the statement of shareholders’ equity.  Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. The ASU does not change the items that must be reported in OCI.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs, that amends the wording used to describe many of the requirements in GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us January 1, 2012. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

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

3. Cash and cash equivalents and marketable securities

Cash and cash equivalents, and marketable securities consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$9,150	$10,931
Money market securities	69,704	14,790
Total cash and cash equivalents	$78,854	$25,721

Short-term marketable securities—available-for-sale:
United States government securities	$8,373	$9,373
Total short-term marketable securities	$8,373	$9,373

All contractual maturities of U.S. government marketable securities are less than one year at September 30, 2011 and are fully guaranteed. For the nine months ended September 30, 2011 and 2010, interest income was $29,000 and $26,000 respectively, which is included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations.

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Revenue share	$3,701	$3,879
Salaries and wages	2,991	3,579
Accrued taxes	1,821	395
Deferred roaming credits	846	846
Accrued partner network	822	945
Deferred rent	421	738
Accrued for construction in progress	405	2,523
Other	1,010	626
Total accrued expenses and other liabilities	$12,017	$13,531

5. Property and equipment

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Leasehold improvements	$57,189	$45,187
Construction in progress	6,952	9,098
Computer equipment	6,077	5,112
Software	5,463	4,303
Office equipment	391	289
Total property and equipment	76,072	63,989
Less: accumulated depreciation and amortization	(36,859)	(27,965)
Total property and equipment, net	$39,213	$36,024

We had $489,000 of internally developed software costs, less $28,000 of accumulated amortization at September 30, 2011 and none at December 31, 2010.  Amortization expense was $3,000 for the three months ended September 30, 2011.

Depreciation and amortization expense is allocated as follows on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Network access	$2,637	$1,103	$6,295	$3,309
Network operations	664	395	1,842	1,044
Development and technology	234	242	674	786
General and administrative	20	93	83	262
Total depreciation and amortization of property and equipment	$3,555	$1,833	$8,894	$5,401

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

The following table sets forth our financial assets and financial liabilities that are measured at fair value on a recurring basis:

At September 30, 2011 (unaudited)	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$69,704	$—	$69,704
Marketable securities	8,373	—	8,373
Restricted cash	1,066	—	1,066
Total assets	$79,143	$—	$79,143

At December 31, 2010	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$14,790	$—	$14,790
Marketable securities	9,373	—	9,373
Restricted cash	1,001	—	1,001
Total assets	$25,164	$—	$25,164

Liabilities:
Preferred stock warrants	$—	$140	$140
Total liabilities	$—	$140	$140

Our Level 3 financial liabilities, accounted for at fair value on a recurring basis, consisted of warrants to purchase shares of our Series B convertible preferred stock, which are recorded at fair value in other liabilities on the accompanying unaudited condensed consolidated balance sheets. The increase in the fair value of the warrants is included in interest and other (expense) income in the condensed statement of operations for the three and nine months ended September 30, 2011.  The following table provides reconciliation between the beginning and ending balances of preferred stock warrants in the tables above that used significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

Balance at December 31, 2010	$140
Increase in the fair value of the liability	132
Warrants to purchase preferred stock that were exercised and converted	(272)
Balance at September 30, 2011	$—

7. Stockholders’ equity

Reserve for unissued shares

At September 30, 2011 and December 31, 2010, we are authorized to issue up to 100,000 and 34,900 shares of common stock, respectively. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”) and 2011 Equity Incentive Plan (the “2011 Plan”).

The amount of such shares of common stock reserved for these purposes is as follows:

	Number of Shares
	September 30, 2011	December 31, 2010
	(in thousands)
Conversion of Series C convertible preferred stock	—	13,180
Outstanding stock options under the 2001 Plan	4,750	5,288
Outstanding stock options under the 2011 Plan	2,225	—
Conversion of Series A convertible preferred stock	—	5,053
Conversion of Series B convertible preferred stock	—	3,433
Conversion of Series A-2 convertible preferred stock	—	1,180
Shares available for grant under the 2011 stock option plan	1,775	—
Additional shares available for grant under the 2001 stock option plan	—	210
Outstanding common stock warrants	—	26
Outstanding Series B preferred stock warrants	—	26
Total	8,750	28,396

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

Treasury stock

On July 29, 2011, the Company approved the retirement of all 1,256,608 outstanding shares of treasury stock.  The treasury stock of $4,575,000 was transferred to additional paid-in capital in the accompanying condensed consolidated statements of convertible preferred stock and stockholder’s equity (deficit).

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

Income tax expense of $2,067,000 and $806,000 reflects an effective tax rate of 30.2% and 12.4% for the nine months ended September 30, 2011 and 2010, respectively.  The 2011 increase was due to a $12.3 million reduction of the valuation allowance at year-end 2010, which resulted in an estimate for federal income taxes in the 2011 provision for income taxes.  This increase was partially offset by a one-time $1.7 million deduction for incentive stock options that were exercised and sold upon the IPO. At September 30, 2011, we have deferred tax assets of $10.3 million, which includes net operating loss carry-forwards and other losses. Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carry-forwards, is subject to us generating sufficient taxable income during the periods in which the temporary differences become realizable.  We maintain a valuation allowance for a deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income.  These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.  As of September 30, 2011, we have recorded no liability for income taxes associated with uncertain tax positions.

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

10. Stock incentive plans:

In March, 2011, our board of directors approved the 2011 Plan under which 4,000,000 shares of common stock are reserved for issuance.  The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year commencing in 2012, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors. As of September 30, 2011, options to purchase 2,224,835 shares of common stock have been granted under the 2011 Plan.

No further awards will be made under our 2001 Plan, and it was terminated following the completion of our IPO (Note 1).  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

We recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Network operations	$186	$22	$297	$106
Development and technology	228	28	388	91
Selling and marketing	264	41	438	130
General and administrative	694	115	1,152	357
Total stock-based compensation expense	$1,372	$206	$2,275	$684

The following weighted average assumptions were used for stock options granted during these periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Dividend yield	None	None	None	None
Volatility rate	49.9%	66.7%	49.8%	67.6%
Expected term	5.7	6.0	6.4	6.1
Risk free interest rate	1.6%	2.0%	2.4%	2.5%

A summary of the stock option activity under the two plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
	(in thousands, except years)
Outstanding at December 31, 2010	5,288	$1.25	6.3	$38,279
Granted	2,329	$13.15	9.6
Exercised	(600)	$1.00	3.6
Cancelled/forfeited	(42)	$5.98
Outstanding at September 30, 2011	6,975	$5.22	7.1	$27,311
Vested and expected to vest at September 30, 2011	6,840	$5.13	7.0	$27,098
Exercisable at September 30, 2011	3,876	$1.28	5.4	$22,771

11. Net income per share attributable to common stockholders:

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders, basic	$1,662	$916	$2,725	$1,502
Accretion of convertible preferred stock	—	1,194	—	3,826
Change in fair value of Series B preferred stock warrant liability	—	—	132	—
Net income attributable to Boingo Wireless, Inc., diluted	$1,662	$2,110	$2,857	$5,328

Denominator:
Weighted average common shares, basic	33,139	5,835	20,865	5,834
Effect of dilutive convertible preferred stock	—	22,846	—	22,846
Effect of dilutive stock options	3,539	2,712	3,567	2,441
Effect of dilutive common stock warrants	—	13	21	12
Effect of dilutive preferred stock warrants	—	2	17	—
Weighted average common shares, dilutive	36,678	31,408	24,470	31,133

Net income per share attributable to common stockholders:
Basic	$0.05	$0.16	$0.13	$0.26
Diluted	$0.05	$0.07	$0.12	$0.17

The following outstanding securities were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Convertible preferred stocks through the IPO date	—	—	10,293	—
Out of the money stock options	2,174	—	2,174	—
Total	2,174	—	12,467	—

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

Overview

Boingo Wireless, Inc. (collectively, “we,” “us,” or “our”) is a leading global provider of mobile Wi-Fi Internet solutions.  Our services make it easy, convenient and cost-effective for people to enjoy Wi-Fi access on their laptop or mobile device at more than 400,000 hotspots worldwide. With a single account, Boingo users can access the mobile internet via Boingo Network locations that include the top airports around the world, major hotel chains, cafés and coffee shops, restaurants, convention centers and metropolitan hot zones. Boingo and its Concourse Communications Group subsidiary operate wired and wireless networks at large-scale venues worldwide such as airports, major sporting arenas, malls, and convention centers, as well as quick serve restaurants.

Our company was formed in 2001 with the vision of making it easy to connect to the mobile Internet. We initially built our roaming network through agreements with Wi-Fi venue operators and other Wi-Fi networks, enabling individuals to roam across a larger Wi-Fi network. We developed our software client and retail customer offering, which included subscription and single-use access. In 2006, we acquired Concourse Communications, which managed and operated Wi-Fi services at 12 airports, including Chicago O’Hare International Airport and John F. Kennedy International Airport. By leveraging these strategic locations, we were able to rapidly expand our network footprint to other locations because other network operators wanted to establish roaming agreements to access our network. These developments allowed us to build both a consumer retail business and a wholesale business, which has grown to over 125 partners, enabling our customers to access their networks and enabling other companies to provide our services to their customers. In 2007, we acquired Sprint Spectrum’s Wi-Fi network of seven managed and operated airports and one non-exclusive airport, and in 2008 we acquired Opti-Fi Networks’ Wi-Fi network of 25 managed and operated airports and the Washington State Ferries. We continue to enhance our software client and expand our network and global reach.

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

We grew revenue from $20.2 million for the three months ended September 30, 2010 to $24.7 million for the three months ended September 30, 2011, an increase of 22.1%.  Net income attributable to common stockholders increased from $0.9 million for the three months ended September 30, 2010 to $1.7 million for the three months ended September 30, 2011, an increase of 78.2%.

We grew revenue from $59.0 million for the nine months ended September 30, 2010 to $68.7 million for the nine months ended September 30, 2011, an increase of 16.3%.  Net income attributable to common stockholders increased from $1.5 million for the nine months ended September 30, 2010 to $2.7 million for the nine months ended September 30, 2011, an increase of 79.4%.

Additionally, our cash and cash equivalents and marketable securities on September 30, 2011 of $87.2 million is significantly higher than December 31, 2010 due primarily to the proceeds received in May from the IPO.

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

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) attributable to common stockholders plus depreciation, accretion of convertible preferred stock, income taxes, amortization of intangible assets, stock-based compensation expense, non-controlling interests’ expense and interest and other (expense) income, net.

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

The following provides a reconciliation of net income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Net income attributable to common stockholders	$1,662	$916	$2,725	$1,502
Depreciation and amortization of property and equipment	3,555	1,833	8,894	5,401
Accretion of convertible preferred stock	—	1,194	1,633	3,826
Income taxes	1,194	319	2,067	806
Amortization of intangible assets	323	573	1,392	1,922
Stock-based compensation expense	1,372	206	2,275	684
Non-controlling interests	138	118	420	350
Interest and other expense (income), net	(13)	75	292	(17)
Adjusted EBITDA	$8,231	$5,234	$19,698	$14,474

Results of Operations

The following tables set forth our Consolidated Statement of Operations data for the specified periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Consolidated Statement of Operations Data:
Revenue	$24,688	$20,214	$68,659	$59,011
Costs and operating expenses:
Network access	9,647	7,742	27,153	23,278
Network operations	4,097	3,236	11,765	9,725
Development and technology	2,449	1,978	7,192	6,194
Selling and marketing	1,955	1,509	5,410	4,288
General and administrative	3,236	2,554	8,610	7,137
Amortization of intangible assets	323	573	1,392	1,922
Total costs and operating expenses	21,707	17,592	61,522	52,544
Income from operations	2,981	2,622	7,137	6,467
Interest and other (expense) income, net	13	(75)	(292)	17
Income before income taxes	2,994	2,547	6,845	6,484
Income taxes	1,194	319	2,067	806
Net income	1,800	2,228	4,778	5,678
Net income attributable to non-controlling interests	138	118	420	350
Net income attributable to Boingo Wireless, Inc.	1,662	2,110	4,358	5,328
Accretion of convertible preferred stock	—	(1,194)	(1,633)	(3,826)
Net income attributable to common stockholders	$1,662	$916	$2,725	$1,502

Depreciation and amortization of property and equipment expense included in the above line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Network access	$2,637	$1,103	$6,295	$3,309
Network operations	664	395	1,842	1,044
Development and technology	234	242	674	786
General and administrative	20	93	83	262
	$3,555	$1,833	$8,894	$5,401

Stock-based compensation expense included in the above line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Network operations	$186	$22	$297	$106
Development and technology	228	28	388	91
Selling and marketing	264	41	438	130
General and administrative	694	115	1,152	357
	$1,372	$206	$2,275	$684

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(as a percentage of revenue)		(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	39.1	38.3	39.5	39.4
Network operations	16.6	16.0	17.1	16.5
Development and technology	9.9	9.8	10.5	10.5
Selling and marketing	7.9	7.5	7.9	7.3
General and administrative	13.1	12.6	12.5	12.1
Amortization of intangible assets	1.3	2.8	2.0	3.3
Total costs and operating expenses	87.9	87.0	89.5	89.1
Income from operations	12.1	13.0	10.5	10.9
Interest and other (expense) income, net	0.1	(0.4)	(0.4)	0.0
Income before income taxes	12.2	12.6	10.1	10.9
Income taxes	4.8	1.6	3.0	1.4
Net income	7.4	11.0	7.1	9.5
Net income attributable to non-controlling interests	0.6	0.6	0.6	0.6
Net income attributable to Boingo Wireless, Inc.	6.8	10.4	6.5	8.9
Accretion of convertible preferred stock	—	(5.9)	(2.4)	(6.5)
Net income attributable to common stockholders	6.8%	4.5%	4.1%	2.4%

Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$7,437	$6,345	$1,092	17.2%
Retail single-use	3,832	4,211	(379)	(9.0)%
Wholesale	12,012	8,917	3,095	34.7%
Advertising and other	1,407	741	666	89.9%
Total revenue	$24,688	$20,214	$4,474	22.1%

Key business metrics:
Subscribers	244	191	53	27.7%
Monthly churn	9.7%	9.8%	(0.1)%	(1.0)%
Connects	1,962	2,026	(64)	(3.2)%

Total revenue. Total revenue increased $4.5 million or 22.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Retail subscription. Retail subscription revenue increased $1.1 million, or 17.2%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a 21.7% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone subscriptions compared to laptop subscriptions.

Retail single-use.  Retail single-use revenue decreased $0.4 million, or 9.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a 9.9% decrease in single-use connects. The decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions and increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access.

Wholesale.  Wholesale revenue increased $3.1 million, or 34.7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due primarily to new DAS build-out projects in our managed and operated locations.

Advertising and other.  Advertising and other revenue increased $0.7 million, or 89.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due primarily to sponsored promotions at certain managed and operated venues during the third quarter of 2011.

Costs and Operating Expenses

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$9,647	$7,742	$1,905	24.6%
Network operations	4,097	3,236	861	26.6%
Development and technology	2,449	1,978	471	23.8%
Selling and marketing	1,955	1,509	446	29.6%
General and administrative	3,236	2,554	682	26.7%
Amortization of intangible assets	323	573	(250)	(43.6)%
Total costs and operating expenses	$21,707	$17,592	$4,115	23.4%

Network access.  Network access costs increased $1.9 million, or 24.6%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The change reflects increases of $1.5 million from equipment depreciation expense from DAS build-out projects, and $1.3 million from revenue share paid to venues in our managed and operated locations. The increase was partially offset by a decrease of $0.9 million from customer usage at partner venues.

Network operations.  Network operations expenses increased $0.9 million, or 26.6%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a $0.3 million increase in hardware depreciation expenses, $0.2 million in personnel related expenses, $0.2 million in stock-based compensation expenses, and $0.2 million in internet connectivity and other consulting expenses.

Development and technology.  Development and technology expenses increased $0.5 million, or 23.8%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a $0.2 million increase in personnel related expenses, and $0.3 million in stock-based compensation, and hardware and software maintenance expenses.

Selling and marketing.  Selling and marketing expenses increased $0.4 million, or 29.6%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a $0.2 million increase in personnel related expenses, and $0.2 million in stock-based compensation expenses.

General and administrative.  General and administrative expenses increased $0.7 million, or 26.7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a $0.6 million increase in stock-based compensation expenses, $0.3 million in personnel related expenses, and $0.1 million in insurance expense.  These increases were partially offset by a $0.3 million decrease in bad debt expense, professional fees, and other consulting fees.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.3 million, or 43.6%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease was due to certain acquired assets being fully amortized during 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net remained relatively unchanged for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Income Taxes

Income taxes increased $0.9 million in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.    This increase was due to the following: in December, 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $12.3 million.  As a result, the 2011 provision for income taxes now also includes an estimate for federal income taxes, as compared to the prior year, which only had a provision for state income taxes.  This increase was partially offset by a one- time $1.7 million deduction for incentive stock options that were exercised and sold upon the IPO.

Non-controlling Interests

Non-controlling interests’ payments remained relatively unchanged for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Nine Month Period ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$21,169	$17,281	$3,888	22.5%
Retail single-use	12,051	13,397	(1,346)	(10.0)%
Wholesale	31,813	25,458	6,355	25.0%
Advertising and other	3,626	2,875	751	26.1%
Total revenue	$68,659	$59,011	$9,648	16.3%

Key business metrics:
Subscribers	244	191	53	27.7%
Monthly churn	9.6%	9.2%	0.4%	4.3%
Connects	5,884	5,804	80	1.4%

Total revenue. Total revenue increased $9.6 million, or 16.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Retail subscription. Retail subscription revenue increased $3.9 million, or 22.5%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a 27.7% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone subscriptions compared to laptop subscriptions.

Retail single-use.  Retail single-use revenue decreased $1.3 million, or 10.0%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a 15.4% decrease in single-use connects. We believe that the decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions and increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access.

Wholesale.  Wholesale revenue increased $6.4 million, or 25.0%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to $3.8 million from new DAS build-out projects in our managed and operated locations, $1.4 million from increased access and usage fees, $0.8 million from platform service fees, and $0.4 million from roaming fees.

Advertising and other.  Advertising and other revenue increased $0.8 million, or 26.1%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 due to a $0.8 million increase in sponsorship and other revenue.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$27,153	$23,278	$3,875	16.6%
Network operations	11,765	9,725	2,040	21.0%
Development and technology	7,192	6,194	998	16.1%
Selling and marketing	5,410	4,288	1,122	26.2%
General and administrative	8,610	7,137	1,473	20.6%
Amortization of intangible assets	1,392	1,922	(530)	(27.6)%
Total costs and operating expenses	$61,522	$52,544	$8,978	17.1%

Network access.  Network access costs increased $3.9 million, or 16.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The change reflects increases of $3.0 million in equipment depreciation expense from DAS build-out projects, $2.8 million from revenue share paid to venues in our managed and operated locations, and $0.4 million from bandwidth and other internet connectivity expenses.  The increase was partially offset by a decrease of $2.3 million from customer usage at partner venues.

Network operations.  Network operations expenses increased $2.0 million, or 21.0%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a $0.8 million increase in hardware depreciation expenses, $0.7 million in personnel related expenses, $0.2 million in stock-based compensation expenses, $0.2 million in internet connectivity expenses, $0.1 million in travel and entertainment expenses, and $0.1 million in call center expenses. These increases were partially offset by a $0.1 million decrease in software maintenance expenses.

Development and technology.  Development and technology expenses increased $1.0 million, or 16.1%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a $0.6 million increase in personnel related expenses, $0.3 million in stock-based compensation expenses, and $0.2 million in hardware maintenance expenses.  These increases were partially offset by a $0.1 million decrease in other consulting fees.

Selling and marketing.  Selling and marketing expenses increased $1.1 million, or 26.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a $0.7 million increase in personnel related expenses, $0.3 million in stock-based compensation expense, and $0.1 million in travel and entertainment expenses.

General and administrative.  General and administrative expenses increased $1.5 million, or 20.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a $0.8 million increase in stock-based compensation expenses, $0.5 million in personnel related expenses, $0.2 million in insurance expenses, and $0.1 million in credit card and bank fees.  These increases were partially offset by a $0.1 million decrease in depreciation expense.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.5 million, or 27.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was due to certain acquired assets being fully amortized during 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.3 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 primarily due to a valuation adjustment of preferred warrants upon the conversion to common stock.

Income Taxes

Income taxes increased $1.3 million in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.  This increase was due to the following: in December, 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $12.3 million.  As a result, the 2011 provision for income taxes now also includes an estimate for federal income taxes, as compared to the prior year, which only had a provision for state income taxes.  This increase was partially offset by a one-time $1.7 million deduction for incentive stock options that were exercised and sold upon the IPO.

Non-controlling Interests

Non-controlling interests’ payments remained relatively unchanged for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Financial Condition

Our cash and cash equivalents and marketable securities increased $52.1 million to $87.2 million as of September 30, 2011, from $35.1 million as of December 31, 2010 due primarily to proceeds received from the IPO. During the nine months ended September 30, 2011, we generated cash from operating activities of $20.0 million. This cash was partially used to fund $13.2 million in capital expenditures during the nine month period.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and, prior to our IPO, private placements of preferred equity securities and common stock. Our primary sources of liquidity as of September 30, 2011 consisted of $78.9 million of cash and cash equivalents and $8.4 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, internal capital expenditures and external capital expenditures for expansion of existing and new managed and operated locations will be our principal needs for liquidity over the near term. Our capital expenditures in the third quarter of 2011 were $3.4 million; with $2.5 million for DAS build-out projects which were reimbursed by the telecom operators.  Our capital expenditures in the first nine months of 2011 were $13.2 million; with $10.5 million for DAS build-out projects which were reimbursed by the telecom operators.

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

The following table sets forth cash flow data for the nine months ended September 30.

	2011	2010
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$19,986	$18,191
Net cash used in investing activities	(12,346)	(5,186)
Net cash provided by (used in) financing activities	45,493	(903)

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

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2011, we generated $20.0 million of net cash from operating activities, an increase of $1.8 million, or 9.9%, as compared to the nine months ended September 30, 2010.  The increase is due primarily to an increase of $5.3 million in non-cash expenses partially offset by a decrease of $1.5 million in non-cash revenue and expenses from unbilled receivables and amortization of intangibles, $1.1 million decrease in operating assets and liabilities, and $0.9 million decrease in net income.  The $5.3 million increase in non-cash expenses consists of $3.5 million in depreciation and amortization of property and equipment, $1.6 million in stock-based compensation, and $0.2 million in other non-cash expenses.  The decrease of $1.1 million in operating assets and liabilities consists of a decrease of $4.7 million in deferred revenue, and $0.4 million in accounts payable, partially offset by an increase of $1.6 million in prepaid expenses and other assets, $1.4 million in accrued expenses and other liabilities, and $1.0 million in accounts receivable.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2011, we used $12.3 million in investing activities, an increase of $7.2 million, or 138.1%, as compared to the nine months ended September 30, 2010.  Investing activities consisted primarily of increases in property and equipment purchases for build-outs in our managed and operated locations.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2011, we generated $45.5 million in financing activities, an increase of $46.4 million from the net use of cash in the nine months ended September 30, 2010.  Cash provided by financing activities was primarily due to the proceeds from our IPO.

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

We had cash and cash equivalents of $78.9 million and $25.7 million at September 30, 2011 and December 31, 2010, respectively. We held these amounts primarily in cash or money market funds. We had marketable securities of $8.4 million and $9.4 million at September 30, 2011 and December 31, 2010, respectively.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2011, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2011, our registration statement on Form S-1 was declared effective by the SEC for our IPO, pursuant to which we sold 3,846,800 shares of our common stock at a public offering price of $13.50 per share. We received net proceeds of approximately $45.8 million from this transaction, after underwriting discounts, commissions and expenses. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 for each of Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity (Deficit) for each of Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*

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

BOINGO WIRELESS, INC.

Date: November 9, 2011	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: November 9, 2011	By:	/s/ EDWARD ZINSER
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

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 for each of Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 for each of Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity (Deficit) for each of Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*

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