Form 10-K
period 2011-12-31
BOINGO WIRELESS INC
filed 2012-04-13
CIK 1169988

Use these links to rapidly review the document

Item 15. Exhibits, Financial Statement Schedules
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35155

BOINGO WIRELESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	95-4856877 (I.R.S. Employer Identification Number)

10960 Wilshire Blvd., Suite 800
Los Angeles, California 90024
(Address of principal executive offices, Zip Code)

(310) 586-5180
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

         The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $148,410,611, based on the last reported sale price of $9.08 per share on the NASDAQ Global Market on June 30, 2011.

         As of March 26, 2012, 34,561,955 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Annual Report for the year ended December 31, 2011 are incorporated by reference into Part II of this Form 10-K.

         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's year ended December 31, 2011 are incorporated by reference into Part III of this Form 10-K where indicated.

BOINGO WIRELESS, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2011

Forward-Looking Statements

        We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the "safe harbor" created by those sections. The forward-looking statements in this report are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "anticipates," "aspires," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "projects," "seeks," "should," "will" or "would" or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading "Risk Factors." We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in "Risk Factors" included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in "Risk Factors" and elsewhere in this report could harm our business.

        Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this document completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

        Unless the context otherwise requires, we use the terms "Boingo," "company," "we," "us" and "our" in this prospectus to refer to Boingo Wireless, Inc. and, where appropriate, its subsidiaries.

 PART I

Item 1.    Business

  Company Overview

        Boingo makes it simple to connect to the mobile Internet.

        We make it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally. Our solution includes easy-to-use software for Wi-Fi enabled devices such as smartphones, laptops and tablet computers, and our sophisticated back-end system infrastructure that detects and enables one-click access to our extensive global Wi-Fi network. Individuals use our solutions to access what we believe is the world's largest commercial Wi-Fi network, consisting of over 400,000 Wi-Fi locations, or hotspots, in over 100 countries at venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants.

        We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. From 2009 to 2010, we grew our subscriber base from 140,000 to 200,000, a growth rate of 42.9%. As of December 31, 2011, we have grown our subscriber base to 257,000, an increase of 28.5% over the prior year.

        Individuals who are accustomed to the benefits of broadband performance at home and work are seeking the same applications, performance and availability on-the-go, through smartphones, laptops, tablet computers and other devices. We believe that this consumer demand has created a significant market opportunity that we are uniquely positioned to capture.

        We generate revenue from individual users, partners and advertisers. Individual users provide approximately half of our revenue by purchasing month-to-month subscription plans that automatically renew, or hotspot specific single-use access to our network. In addition, our partners pay us usage-based network access and software licensing fees to allow their customers access to our network. We also generate revenue from telecom operators that pay us build-out fees and access fees so that their cellular customers may use our distributed antenna system or DAS at locations where we manage and operate the Wi-Fi network. We also generate revenue from advertisers that seek to reach our users with display advertising, sponsored access and other promotional programs.

        We install, manage and operate wireless network infrastructure to provide Wi-Fi services at our managed and operated hotspots, where we generally have exclusive multi-year agreements.

        We were incorporated in the State of Delaware in April 2001 under the name Project Mammoth, Inc. and changed our name to Boingo Wireless, Inc. in October 2001. Our principal executive offices are located in Los Angeles, California and to provide better support to our customers located outside of the United States, and to help build our business internationally, we maintain an office in the United Kingdom. Our website address is www.boingo.com.

  Industry Overview

        Popular business and consumer applications such as streaming media, online games, social networking, cloud storage, software-as-a-service and video calling require high-speed, high-bandwidth Internet access. These data-intensive applications are driving an escalation in Internet data traffic. With the proliferation of smartphones, laptops, tablet computers and other Wi-Fi enabled devices, users expect to be able to access the same content and information while on-the-go. Mobile data consumption is expected to increase by 27 times over the next three years as projected by Cisco's Visual Networking Index.

        The adoption, growth and advancement of smartphones are key catalysts for the acceleration of high-speed and high-bandwidth mobile Internet usage. The improved computing power, rich graphical user interfaces and Internet capabilities of these devices enable mobile users to make video calls or stream full-length movies, contributing to the vast expansion of the wireless consumption of data. For example, the average smartphone user generates ten times the amount of data traffic generated by the average non-smartphone user, according to Cisco's Visual Networking Index. In addition, the average iPhone user utilizes five to ten times more data per month than the average smartphone user—roughly 400 megabytes versus the typical 40-80 megabytes, according to Nielsen. Widely-used mobile applications allow individuals to access the same content and services on their smartphones and other mobile devices that they use at their homes or offices. According to Infonetics, the number of phone-based mobile broadband subscribers is expected to reach 1.1 billion in 2014, representing a compound annual growth rate, or CAGR, of 35%.

        To cope with the significant increase in expected global mobile Internet data traffic, network operators are rapidly expanding their capacity and investing in technologies such as 3G and 4G cellular networks. According to International Data Corporation or IDC, nearly 300 of these operators have deployed 3G and 4G networks in more than 120 countries. These investments, while necessary, are only a short-term solution not capable of meeting the long-term demand for data usage. To ease the strain of cellular networks by off-loading data, network operators have also been investing in Wi-Fi and emerging technologies such as Worldwide Interoperability for Microwave Access, or WiMAX and Super Wi-Fi, a new technology that has not yet been implemented.

        Wi-Fi provides higher speed and higher bandwidth per user in high density locations, and is simpler and less expensive to deploy than additional cellular network capacity. The benefits of and consumer demand for Wi-Fi have led hardware manufacturers to include Wi-Fi as a standard feature on laptops and tablet computers, and increasingly, smartphones, digital cameras and handheld media devices. Shipments of semiconductor chips that enable Wi-Fi connectivity are expected to grow to 929 million in 2013, according to IDC. Wi-Fi has become the standard protocol for residential and office wireless networks and is increasingly prevalent in public venues, such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants.

  Challenges Facing Our Industry

        The mobile Internet is a complex and constantly evolving ecosystem, comprised of over a billion mobile Internet-enabled devices from dozens of manufacturers, which are powered by many different operating systems. Devices use different network technologies and must be configured with the appropriate software to detect and optimize a connection to the mobile Internet. This complexity is amplified as new device models and operating systems are released, new categories of devices become Internet-enabled, and new network technologies emerge.

        The increasing number of mobile Internet-enabled devices in this ecosystem is causing an even more rapid increase in data consumption. Despite spending billions of dollars every year to expand their networks, network and telecom operators still face capacity-strained networks. Innovations in broadband technologies such as 3G and 4G will not be sufficient to relieve the strain on networks.

  Our Strategy

        We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions. Key elements of our strategy to extend that lead are to:

  •
  Grow the installed base of our software.  We intend to acquire new software users through the growing number of our managed and operated hotspots worldwide and by partnering with leading manufacturers of smartphones, laptops, tablet computers and eReaders to make our software client available in online application marketplaces, or app stores, and preloaded on their devices.

  •
  Leverage our neutral-host business model.  Our neutral-host model enables us to partner with venue operators because we allow their customers to access the venue's network regardless of the customers' Wi-Fi provider. We also partner with telecom operators that are attracted to us because we do not compete for cellular subscribers. We intend to increase the value of our network by partnering with additional venues, network operators, telecom operators and technology companies.

  •
  Invest in our software to enhance the customer experience.  We continue to extend our platform by adding new features such as the ability to locate and connect to free and open networks, integration with leading social networking sites and support for additional foreign languages. We also plan to improve the monetization capabilities of our business model through location based services, in-client advertising and e-commerce.

  •
  Expand our network.  We intend to continue to grow our global network by increasing our managed and operated presence at airports and other venues such as shopping malls, arenas,

    stadiums and quick service restaurants. We also plan to enter into new roaming agreements with other network and hotspot operators.

  •
  Grow our business internationally.  We believe that the market for Wi-Fi mobile Internet services will grow rapidly in Europe and Asia as the penetration of smartphones and other Wi-Fi enabled devices increases. We plan to continue our growth beyond the recent additions of Rome's Fiumicino airport, Thailand's Phuket International airport, and our agreement with LGU Plus to increase our presence throughout Europe and Asia.

  •
  Increase our brand awareness.  We will continue to seek new ways to promote our brand through our managed and operated hotspots. We intend to enhance our brand through low-cost co-marketing arrangements with our partners and through periodic promotional and sponsorship activities, and by continuing to leverage the reach of social media to interact with our customers.

  Services

        Our solution makes it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally.

        Retail.    We enable individuals to purchase mobile Internet access at our managed and operated hotspots and select partner locations around the world. We offer a selection of month-to-month subscription and single-use access plans. Our most common plans are the $9.95 month-to-month subscription, the $7.95 month-to-month smartphone only subscription and the single-use Boingo AsYouGo for laptops at $7.95 per day. Our single-use access plans provide unlimited access to a specific hotspot for a defined period of time, tolled from the time the user first logs on to the network. We will continue to launch other flexible plans to meet the evolving needs of our customers.

Retail Plan	Device	Purchase Method
Subscription:
Boingo Unlimited	Laptop and Smartphone(1)	Charge Card and PayPal
Boingo Mobile	Smartphone(1)	Charge Card and PayPal
Boingo Global	Laptop or Smartphone(1)	Charge Card and PayPal
Boingo Wi-Fi Combo	Laptop and Smartphone(1)	Charge Card and PayPal
Boingo UK and Ireland	Laptop and Smartphone(1)	Charge Card and PayPal
Boingo Europe Plus	Laptop and Smartphone(1)	Charge Card and PayPal
Boingo Asia Pacific	Laptop and Smartphone(1)	Charge Card and PayPal
Single-use:
Boingo AsYouGo	Laptop or Smartphone(1)	Charge Card and PayPal
Boingo Wi-Fi Credits	Apple iOS devices	Apple iTunes
Boingo Exhibitor	Laptop or Smartphone(1)	Charge Card and PayPal

(1)
Includes tablet computers.

        Wholesale.    Our integrated hardware and software platform allows us to provide a range of value-added services to network operators, technology companies, enterprise software and services companies, telecom operators and venue operators.

  •
  Roaming services.  We offer roaming services across our entire network of over 400,000 hotspot locations to our partners who can then provide mobile Internet services to their customers at these locations.

  •
  Platform services.  We license our proprietary software and provide software integration and development services to our platform services partners. This enables them to integrate our mobile Internet solution with their product and service offerings. Our solution includes our proprietary, patented techniques for wireless signal detection, presentation and network aggregation.

  •
  DAS infrastructure.  We offer our telecom operator partners access to our DAS infrastructure at certain of our managed and operated hotspot locations. We deploy our DAS infrastructure within airports and other locations that require additional signal strength to improve the quality of cellular services.

  •
  Turn-key solutions.  We offer our venue partners the ability to implement a turn-key Wi-Fi solution, with no initial investment, through a Wi-Fi network infrastructure that we install, manage and operate.

        Advertising.    Our platform provides a valuable opportunity for advertisers to reach a targeted base of visitors to our landing pages with display advertising, sponsored access and other promotional programs. We offer display advertising based on impressions delivered by our platform. We also offer advertisers the opportunity to sponsor free wireless Internet access to individuals.

  Our Network

        In 2006, we acquired Concourse Communications Group, LLC and its network of 12 managed and operated airports, which became our first managed and operated hotspots. In 2007, we acquired Sprint Spectrum's network of seven managed and operated airports and one non-exclusive airport, and in 2008 we acquired Opti-Fi Networks, LLC which included Wi-Fi networks at 25 airports and the Washington State Ferries.

        Through our managed and operated hotspots and our strategic partnership arrangements, users have access to over 400,000 hotspots worldwide in venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants. We design, build, monitor and maintain the Wi-Fi network at our managed and operated hotspot locations primarily located in the United States and Europe. Our strategic partnership arrangements with over 125 network operators allow us to extend our global network to over 100 countries worldwide.

        Boingo hotspot locations by region as of December 31, 2011:

Region	Airport	Café / Retail	Convention Center	Hotel	Other(1)	Total
North America	128	2,629	48	3,457	3,795	10,057
South America	79	1,505	4	76	277	1,941
EMEA	218	12,353	308	11,952	200,930	225,761
Asia	167	49,995	285	16,463	129,602	196,512

Total	592	66,482	645	31,948	334,604	434,271

(1)
Includes schools and universities, offices, hospitals and public spaces.

  Marketing and Business Development

        Our marketing and business development efforts are designed to cost effectively attract and retain new customers, expand our footprint of Wi-Fi hotspot locations and identify business partners that could leverage our network to provide mobile Internet services to their customers. We focus on efficient customer acquisition and brand building through our on-line presence, airport signage, public relations, market research and other promotional activities.

        We seek to maximize customer lifetime value by managing subscriber acquisition cost, extending customer life and determining appropriate pricing. We use information about subscriber behavior to help us retain customers and determine premium offerings. Our segmentation is focused at the product level, so that we provide the right product, plan and price for each customer in each region of the world where we operate. Our plans are available for essentially all Wi-Fi enabled devices and are priced on a month-to-month or per-use basis.

        We issue regular press releases announcing important partnerships and product developments and continually update our website with information about our network and services.

  Development

        Our development efforts are focused primarily on increasing the ease of use and functionality of our software client, integrating our software client with our wholesale partners and continuing to adapt our technology to new operating systems and platforms. Our development model is based on a structured development process that incorporates Agile development practices so any deviations can be promptly corrected to improve reliability in our network and enhance customer satisfaction. We typically deliver product releases and feature enhancement on a semi-annual basis. For the years ended December 31, 2011, 2010 and 2009, development and technology expenses were $9.4 million, $8.5 million and $7.4 million, respectively.

  Technology

        Over the past 11 years, we have developed proprietary systems that include the Boingo software client; authentication, authorization and tracking systems; mediation and billing systems; and a real-time operational support and software configuration and messaging infrastructure.

  Boingo Software Client

        The Boingo software client is installed on Wi-Fi enabled devices such as smartphones, laptops and tablet computers. The key features of the Boingo software client include:

  •
  Simple user interface.  The Boingo software client provides individuals with an uncomplicated, user-friendly interface designed to streamline the Wi-Fi network connection process. The software finds hotspots and monitors the availability of Wi-Fi hotspots in the Boingo network, presents a notification message of the hotspot identified and allows one-click user connections. In some devices, connection to a Boingo Wi-Fi hotspot occurs in the background, providing the user with a notification-free connectivity experience.

  •
  Support for all major operating system platforms.  The Boingo software client supports a wide range of laptop and mobile device operating systems, including Android, BlackBerry OS, iOS, Linux, Mac OS, Symbian, Unix and Windows.

  •
  Automatic updates.  The Boingo software client automatically receives identification information for new hotspot locations as they are added to the Boingo network, including any information needed to automatically identify and login to the network. Location information, allowing a user to find Boingo hotspots from the client, is also automatically updated. On all but embedded platforms, software updates are also automatically offered to a user when available.

  •
  Custom branding and flexible integration alternatives.  We offer wholesale customers the ability to integrate the Boingo software client into their products and services. Additionally, we offer wholesale customers the option to utilize a custom, rebranded reference design of the software client used in our retail customer offering.

  Authentication, Authorization and Tracking System

        Our proprietary authentication, authorization and tracking system enables the reliable, scalable and secure initiation and termination of user Wi-Fi sessions on our network. This system authenticates our network users across a wide variety of hotspots and network operators, through a normalized authentication protocol. Through the authorization process, custom business rules ensure user access based on specific service parameters such as location, type of device, service plan and account information. Our system also captures duration, data traffic, location, and type of device. We normalize and process this data from disparate providers for our use and for our wholesale partners.

  Mediation and Billing System

        Our mediation and billing system records and analyzes individual usage sessions required to bill for Wi-Fi usage. Users are charged based on variables such as pricing plan, device type, location and time of use. Our system consolidates usage session information, determines the user identity and applies the appropriate aggregation and flagging to ensure proper usage processing. Our system handles exceptions automatically. Exceptions that cannot be solved automatically are brought to the attention of the operations staff, who rectifies any discrepancies. The billing system provides billing based on roaming relationship, user type, device type and account type. Our retail customer mediation and billing is handled by the same infrastructure used for wholesale customer and billing, resulting in efficiencies of scale and operation.

  Software Configuration and Messaging System

        Our software configuration system provides real-time network configuration updates for approximately 682 networks and 115 detection and login methodologies used by the Boingo software client to access our network. Our software configuration system automatically registers new network definitions and login methodologies to allow individuals to connect to our hotspot locations. All supported platforms use a single configuration, providing a high level of operational and test efficiency. Our messaging system enables real-time customer notification and system interaction at login, based on location, network, user, account type, device and usage. This approach enables us and our partners to deliver custom marketing or service messages.

  Operations

        We provide significant operational support for our managed and operated Wi-Fi hotspots and other hotspots in our network. For our managed and operated Wi-Fi hotspots, we design, build, monitor and maintain the network. For roaming partners, we monitor hotspot uptime and report outages so that they can be quickly remedied. We have service level agreements with our roaming partners specifying minimum network uptime requirements.

        Our Wi-Fi deployments are based on the IEEE 802.11a, b, g and n standards and operate in the 2.4 GHz and 5 GHz unlicensed spectrum bands. Our deployments may also include DAS within venues requiring enhanced cellular coverage.

  Customers

        We generate revenue primarily from our retail customers and wholesale partners. Our retail customers purchase month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our retail customers primarily from mobile Internet users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. Some of our wholesale partners license our software and pay usage-based network access fees to allow their customers access to our global Wi-Fi network. Other wholesale partners that are telecom operators pay us build-out fees and access fees for our DAS, enabling their cellular customers to access these networks. Some of our wholesale partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. Our wholesale partner relationships are generally governed by multi-year contracts. We acquire our wholesale partners through our business development efforts. We also generate revenue from advertisers that seek to reach visitors to the landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs. For the years ended December 31, 2011 and 2010, a group of affiliated entities all of which are affiliated with Verizon Communications, Inc., which collectively accounted for more than 10% of revenue. The loss of this group could have a material adverse impact on our consolidated statements of operations.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using the following key performance indicators:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except churn data)
Subscribers	257	200	140
Monthly churn	9.2%	9.5%	9.7%
Connects	7,978	7,762	5,397

        Subscribers.    This metric represents the number of paying retail customers who are on a month-to-month subscription plan at a given period end.

        Monthly churn.    This metric shows the number of subscribers who canceled their subscriptions in a given month, expressed as a percentage of the average subscribers in that month. The churn in a given period is the average monthly churn in that period. This measure is one indicator of the longevity of our subscribers. Some of our customers who cancel subscriptions maintain accounts for single-use access.

        Connects.    This metric shows how often individuals connect to our global Wi-Fi network in a given period. These are paid connects from our retail customers and wholesale partners, with which we have usage-based agreements. We count each individual as a single connect regardless of how many times that individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

  Retail Customer Support Services

        We provide support services to our retail customers 24 hours per day, 7 days per week, 365 days per year, by phone, chat or email. Our website also contains a comprehensive list of responses to frequently asked questions, and we monitor and respond to social media communications regarding our services. We provide support services through our internal customer care department and we rely on a third-party provider for most of our standard customer support.

  Competition

        The market for mobile Internet services and solutions is fragmented and competitive. We believe the principal competitive factors in our industry include the following:

  •
  price;

  •
  ease of access and use;

  •
  quality of service;

  •
  geographic reach;

  •
  bundled service offerings;

  •
  brand name recognition; and

  •
  flexible pricing plans.

        We believe we face no material direct competitors to our service offerings. Indirect competitors include telecom operators, WiMAX operators, cable companies, self-managed venue networks and smaller wireless Internet service providers. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. Others offer bundled data services with primary service offerings that we do not offer such as landline and cellular telephone service, cable or satellite television, media and fixed-line Internet. Many of our indirect competitors are also partners from whom we receive revenue when their customers access our network. We believe that we compete favorably based on geographic coverage, network reliability, quality of service, ease of use and cost.

  Intellectual Property

        Our ongoing success will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual restrictions.

        We have one issued patent which expires in 2022 and four patent applications pending in the United States, two of which are also pending in the European Patent Office, Canada, Japan, South Korea, and China, and one which is pending with the Patent Cooperation Treaty. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost effective.

        Our registered trademarks in the United States and the European Union include "Boingo Wireless", "Boingo", and "Don't just go. Boingo." We have filed other trademark applications in the United States and other countries.

        In addition to the foregoing protections, we control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by United States and international copyright laws.

  Employees

        As of December 31, 2011, we had 149 employees, including 50 in development and technology, 59 in operations, 24 in business development and marketing and 16 in general and administrative. All of our employees are full-time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider relations with our employees to be good. As of December 31, 2011, we also had arrangements with a third party call center provider in New York that provided us with approximately 42 full-time equivalent contractors for retail customer support service and similar functions.

  Facilities

        We currently lease approximately 25,100 square feet of space for our corporate headquarters in Los Angeles, California under a lease agreement that expires in February 2018. We have offices in Chicago, Illinois; Lake Success, New York; McKinney, Texas; Detroit, Michigan; and London, United Kingdom. We believe our current office facilities will be adequate for the foreseeable future.

  Legal

        We are not presently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings in the ordinary course of our business.

  Financial Information about Segments and Geographic Areas

        Reference to our segments and the geographic areas where we operate is contained in Note 2 to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.

  Available Information

        Our filings with the United States Securities and Exchange Commission or SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge through the Investor Relations section of our company's website at http://www.boingo.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC.

        Copies of this report are also available free of charge from Boingo Corporate Investor Communications, 10960 Wilshire Blvd, Suite 800, Los Angeles, CA 90024. In addition, our Corporate Governance Guidelines, Code of Conduct and written charters of the committees of the Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our website and are available in print to any stockholder who requests a copy.

        You may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports and other information we file, and proxy statements to be filed with the SEC. The address of the SEC's website is http://www.sec.gov.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report on Form 10-K, including our accompanying consolidated financial statements and the related notes, before deciding whether to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. The price of our common stock could decline and you could lose part or all of your investment.

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

        Competing technologies pose a risk to the continued use of Wi-Fi as a mobile Internet technology. The introduction and market acceptance of emerging wireless technologies such as 4G, WiMAX and Super Wi-Fi, could cause significant disruption to our business, which may result in a loss of customers, users and revenue. If users find emerging wireless technologies to be sufficiently fast, convenient or cost effective, we may not be able to compete effectively, and our ability to attract or retain users will be impaired. Additionally, one or more of our partners may deploy emerging wireless technologies that could reduce the partner's need to work with us, and may result in significant loss of revenue and reduction of the hotspots in our network.

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

        Our negotiations with prospective partners to acquire Wi-Fi hotspots to operate, to acquire roaming rights on partners' networks, or for new partners to implement our solutions, can be lengthy, and in some cases can last over 12 months. Because of the lengthy negotiation cycle, the time required to reach a final agreement with a partner is unpredictable and may lead to variances in our operating results from quarter to quarter. Negotiations with prospective partners also require substantial time, effort and resources. We may ultimately fail in our negotiations, resulting in costs to our business without any associated benefits.

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

        We have a limited operating history with the mobile Wi-Fi Internet solutions that we provide, which were developed in 2001. We currently attract the majority of our retail customers at our managed and operated hotspots that we acquired in 2006. As a result, we have a limited operating history for you to evaluate in assessing our future prospects and it is difficult to forecast our prospects. Also, we derive nearly all of our revenue from mobile Internet services, which are new and highly dynamic businesses, which face significant challenges. You should consider our business and prospects in light of the risks, uncertainties and difficulties we will encounter as an emerging company in a new and rapidly evolving market. We may not be able to address these risks, uncertainties and difficulties successfully, which could materially harm our business and operating results.

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
  increase the awareness of our brand;

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

        Furthermore, we rely on several of our competitors as partners in roaming agreements. The roaming agreements provide that our retail customers and our wholesale partners' customers may use the Wi-Fi networks of our partners. One or more of our partners may deploy competing technologies that could reduce the partner's need to work with us under a roaming agreement. If our partners decide to terminate our roaming agreements, our network of Wi-Fi hotspots may be reduced, which may result in a significant disruption to our business.

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

        The current regulatory environment for Internet communications, products and services is uncertain. Many laws and regulations were adopted prior to the advent of the Internet and related technologies and often do not contemplate or address the specific issues associated with the Internet and related technologies. The scope of laws and regulations applicable to the Internet remains uncertain and is subject to statutory or interpretive change. We cannot be certain that we, our partners or our users are currently in compliance with regulatory or other legal requirements in the numerous countries in which our service is used. Our failure or the failure of our partners, users and others with whom we transact business, or to whom we license the Boingo solution, to comply with existing or future regulatory or other legal requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways.

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

         Our failure to properly maintain our customers' confidential information and protect our network against security breaches could harm our business and operating results.

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

  Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

        Fluctuations in market price and volume are particularly common among securities of technology companies. As a result, you may be unable to sell your shares of common stock at or above the price you paid. The market price of our common stock may fluctuate significantly in response to the following factors, among others, many of which are beyond our control:

  •
  general market conditions;

  •
  domestic and international economic factors unrelated to our performance;

  •
  actual or anticipated fluctuations in our quarterly operating results;

  •
  changes in or failure to meet publicly disclosed expectations as to our future financial performance;

  •
  changes in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

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

         If securities or industry analysts publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline. Announcements by analysts that may have a significant impact on the market price of our common stock may relate to:

  •
  our operating results or forecasts;

  •
  new issuances of equity, debt or convertible debt by us;

  •
  developments in our relationships with corporate customers;

  •
  announcements by our customers or competitors;

  •
  changes in regulatory policy or interpretation;

  •
  governmental investigations;

  •
  changes in the ratings of our stock by rating agencies or securities analysts;

  •
  our acquisitions of complementary businesses; or

  •
  our operational performance.

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

         As a public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, and may divert resources and management attention from operating our business.

        We are required to file annual, quarterly and other reports with the SEC. We must prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, under the listing standards of the NASDAQ

Stock Market, or NASDAQ, which imposes significant compliance obligations upon us. We are required, among other things, to:

  •
  prepare and file periodic reports, and distribute other stockholder communications, in compliance with the federal securities laws and NASDAQ rules; and

  •
  evaluate and maintain our system of internal control over financial reporting, and report on management's assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

        As of December 31, 2011, management has identified a material weakness in our internal control over income taxes. This related to insufficient review and control with respect to the complete and accurate recording of deferred income tax assets and related valuation allowance, accrued taxes and income tax expense. If we are unable to appropriately maintain the remediation plan for this material weakness and any other necessary controls we implement in the future, our management might not be able to certify on the effectiveness of our internal controls over financial reporting. Any such failure to maintain adequate internal controls could result in material misstatements or omissions in our financial statements, lead to adverse regulatory consequences, violate NASDAQ listing standards and could cause the trading price of our common stock to decline.

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

         We could be the subject of securities class action litigation due to future stock price volatility, which could divert management's attention and adversely affect our results of operations.

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

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

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

         We have incurred substantial losses in the past and may incur additional losses in the future.

        As of December 31, 2011, our accumulated deficit was $41.8 million. Although we have generated net income for each fiscal year since 2009, which was our first full year of net income since our inception, we are also currently investing in our future growth through expanding our network, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to sustain profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability.

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

        Prior to the effectiveness of the registration statement on Form S-1, an employee of Deutsche Bank Securities Inc., one of the underwriters in our initial public offering, or IPO, distributed an unauthorized e-mail message containing evaluation material and projections to approximately 200 potential institutional investors. The unauthorized e-mail message did not contain the required legends and a link to our prospectus in order to make the email a conforming underwriter free writing prospectus. Deutsche Bank Securities Inc. has informed us that all of the recipients of the e-mail have been notified that it was distributed in error and should be disregarded. Subsequently, Deutsche Bank Securities Inc. re-sent the information contained in the e-mail to the same distribution list with the required legends and links to our prospectus and our free writing prospectus in order to make the e-mail a conforming underwriter free writing prospectus.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        We currently lease approximately 25,100 square feet of space for our corporate headquarters in Los Angeles, California under a lease agreement that expires in February 2018. We have offices in Chicago, Illinois; Lake Success, New York; McKinney, Texas; Detroit, Michigan; and London, United Kingdom. We believe our current office facilities will be adequate for the foreseeable future.

Item 3.    Legal Proceedings

        We are not presently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings in the ordinary course of our business.

Item 4.    Mine safety disclosure

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Market Information.    Since May 4, 2011, our common stock is publicly traded on the NASDAQ Global Market under the symbol "WIFI." The following table sets forth, for the periods indicated, the high and low prices of our common stock as reported by the NASDAQ Global Market.

	2011
	High	Low
First quarter	(a)	(a)
Second quarter	$13.15	$6.98
Third quarter	$9.88	$6.71
Fourth quarter	$9.44	$6.01

(a)—There was no public market for our stock prior to May 4, 2011.

        Registered Stockholders.    As of March 2, 2012, there were approximately 55 stockholders of record of our common stock. Stockholders of record does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

        Dividends.    We have never declared or paid cash dividends on our common stock, and currently do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay dividends on our common stock, if permissible, will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A.

        Recent Sales of Unregistered Securities.    Since January 1, 2009 and prior to our IPO, we have issued the following securities that were not registered under the Securities Act:

          1.     We granted stock options to purchase 1,218,557 shares of our common stock at exercise prices ranging from $1.40 to $8.50 per share to employees and consultants under our Amended and Restated 2001 Stock Incentive Plan.

          2.     We issued and sold an aggregate of 135,214 shares of our common stock to employees and consultants, for aggregate consideration of approximately $161,539 upon exercises of previously granted options granted under our Amended and Restated 2001 Stock Incentive Plan. The foregoing securities were issued pursuant to written compensatory plans or arrangements with our employees and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. In June 2011, we issued 21,525 shares of unregistered common stock to a lease financier through the net exercise of previously issued warrants with an aggregate exercise price of $43,851. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

        On May 3, 2011, our registration statement on Form S-1 was declared effective by the SEC for our IPO, pursuant to which we sold 3,846,800 shares of our common stock at a public offering price of $13.50 per share. We received net proceeds of approximately $45.7 million from this transaction, after underwriting discounts, commissions and expenses. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

        Issuer Purchases of Equity Securities.    None

  Performance Measurement Comparison.

        The following performance graph shows the total stockholder return of an investment of $100 in cash made on May 4, 2011 in each of (i) our common stock, (ii) a broad equity market index, the securities comprising the Nasdaq Composite Index, and (iii) issuers with similar market capitalizations, the securities comprising the Russell 2000 index.

        The performance graph assumes that $100 was invested on May 4, 2011 in our common stock at the closing price of $12.10 and in each index, and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

 COMPARISON OF 8 MONTHS CUMULATIVE TOTAL RETURN *

        Among Boingo Wireless, Inc., The NASDAQ Composite Index and The Russell 2000 Index**

110
100
90
80
70
60
50
Dollars

	05/04/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/31/11
NASDAQ Composite Index	$100.00	$100.25	$98.07	$97.46	$91.20	$85.40	$94.91	$92.65	$92.11
Russell 2000 Index	$100.00	$101.85	$99.34	$95.69	$87.26	$77.34	$88.97	$88.54	$88.96
Boingo	$100.00	$77.27	$75.04	$72.48	$72.31	$59.09	$63.22	$70.25	$71.07

*
The material in this section is not "soliciting material" and is not deemed "filed" with the SEC. It is not to be incorporated by reference into any filing of Boingo Wireless, Inc. made under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate this section by reference.

**
We chose the Russell 2000 index because it is comprised of issuers with similar market capitalizations. We do not believe that we can reasonably identify a peer group of issuers or an industry or line-of-business index.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and our accompanying Consolidated Financial Statements in Part II, Item 15(a) of this report.

        The selected consolidated financial data below has been revised to reflect the corrections of immaterial errors in previously reported financial results. See Note 1 of the consolidated financial statements included in this annual report on Form 10-K for a detailed discussion. The net income (loss) impact of the revisions was a decrease in net income attributable to common stockholders or increase in net loss attributable to common stockholders of $0.2 million, $0.3 million, $0.3 million and

$0.4 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively. The financial data for the fiscal years ended December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data at December 31, 2009, 2008 and 2007, which are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$94,558	$80,420	$65,715	$56,711	$41,240
Costs and operating expenses:
Network access	37,082	31,961	26,430	22,979	15,439
Network operations	15,849	13,508	11,667	11,010	9,431
Development and technology	9,433	8,475	7,374	6,763	6,333
Selling and marketing	7,409	5,985	5,901	7,549	4,371
General and administrative	11,953	10,645	8,214	7,945	6,091
Amortization of intangible assets	1,655	2,491	3,848	5,972	2,846

Total costs and operating expenses	83,381	73,065	63,434	62,218	44,511

Income (loss) from operations	11,177	7,355	2,281	(5,507)	(3,271)
Interest and other income (expense), net	(176)	(137)	(154)	200	814

Income (loss) before income taxes	11,001	7,218	2,127	(5,307)	(2,457)
Income tax expense (benefit)	4,064	(8,903)	985	567	569

Net income (loss)	$6,937	$16,121	$1,142	$(5,874)	$(3,026)

Net income (loss) attributable to non-controlling interests	642	547	394	332	313

Net income (loss) attributable to Boingo Wireless, Inc.	$6,295	$15,574	$748	$(6,206)	$(3,339)
Accretion of convertible preferred stock	(1,633)	(5,020)	(5,259)	(5,256)	(5,193)

Net income (loss) attributable to common stockholders	$4,662	$10,554	$(4,511)	$(11,462)	$(8,532)

Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$1.81	$(0.78)	$(2.01)	$(1.54)
Diluted	$0.17	$0.49	$(0.78)	$(2.01)	$(1.54)
Other Financial Data:
Operating cash flows	$29,529	$24,160	$14,522	$10,922	$11,518
Investing cash flows	(7,335)	(19,934)	(3,659)	(2,065)	(14,847)
Financing cash flows	46,018	(1,134)	(974)	(1,287)	(5,389)
Adjusted EBITDA(1)	28,556	18,224	13,527	6,942	4,332
Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,933	$25,721	$22,629	$12,740	$5,170
Working capital	74,137	17,032	4,517	1,442	2,178
Total assets	188,920	132,043	104,401	100,859	100,472
Long-term capital leases	197	—	389	183	136
Deferred revenue	41,329	38,978	29,739	27,351	25,286
Total liabilities	59,841	60,059	48,860	46,838	40,897
Convertible preferred stock	—	122,969	117,949	112,690	107,434
Total stockholders' equity (deficit)	129,079	(50,985)	(62,408)	(58,669)	(47,859)

(1)
We define Adjusted EBITDA as net income (loss) attributable to common stockholders plus accretion of convertible preferred stock, depreciation and amortization of property and equipment, amortization of intangible assets, interest income (expense), net, income tax expense (benefit), stock-based compensation expense and non-controlling interests' expense.

  We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

  •
  Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States ("GAAP") financial measures to supplement their GAAP results; and

  •
  it is useful to exclude non-cash charges, such as accretion of preferred stock, depreciation and asset impairment, amortization of other intangible assets and stock-based compensation, and non-core operational charges such as an acquisition-related expense, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

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

        The following provides a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income (loss) attributable to common stockholders	$4,662	$10,554	$(4,511)	$(11,462)	$(8,532)
Depreciation and amortization of property and equipment	12,301	7,511	6,658	5,811	4,139
Income tax expense (benefit)	4,064	(8,903)	985	567	569
Stock-based compensation expense	3,423	867	740	666	618
Amortization of other intangible assets	1,655	2,491	3,848	5,972	2,846
Accretion of convertible preferred stock	1,633	5,020	5,259	5,256	5,193
Non-controlling interests	642	547	394	332	313
Interest (income) expense, net	176	137	154	(200)	(814)

Adjusted EBITDA	$28,556	$18,224	$13,527	$6,942	$4,332

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Consolidated Financial Data" and our audited consolidated financial statements and accompanying notes included elsewhere in this filing. This discussion contains forward-looking statements, based on current expectations and related to our plans, estimates, beliefs and anticipated future financial performance. These statements involve risks and uncertainties and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors," "Forward-Looking Statements" and elsewhere in this filing.

  Overview

        We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions. Our software applications and solutions enable individuals to access our extensive global Wi-Fi network of over 400,000 hotspots with devices such as smartphones, laptops and tablet computers. Our offerings provide compelling cost and performance advantages to our customers and partners.

        We grew revenue from $80.4 million in 2010 to $94.6 million in 2011, an increase of 17.6%. We grew revenue from $65.7 million in 2009 to $80.4 million in 2010, an increase of 22.4%. We grew Adjusted EBITDA from $18.2 million in 2010, to $28.6 million in 2011, an increase of 56.7%. Our net income attributable to common stockholders declined from $10.6 million in 2010 to $4.7 million in 2011. However, excluding the tax impact of the valuation allowance against certain state net deferred tax assets in 2011 and federal net deferred tax assets in 2010, and the impact of the accretion of convertible preferred stock in 2011 and 2010, net income attributable to common stockholders was $5.0 million in 2011 compared to $3.3 million in 2010, an increase of 52.0%. For a discussion of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA, see footnote 1 to "Selected Financial Data."

        Many online consumer and business activities, such as streaming media, social networking, downloading large email attachments and video calling, require high-speed, high-bandwidth Internet access. In addition, the proliferation of smartphones, laptops, tablet computers and other Wi-Fi enabled devices has led users to expect access to the same content and information while on-the-go, with the same performance quality they are accustomed to in the home or office setting. These data intensive activities are driving a global surge in mobile Internet data traffic that is expected to increase 27 times between 2010 and 2015, according to Cisco's Visual Networking Index. We believe these trends present us with opportunities to generate significant growth in revenue and profitability.

  Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of our consolidated financial statements and related disclosures require us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

        We believe that the assumptions and estimates associated with revenue recognition, accounts receivable and related allowance for doubtful accounts, business combinations, goodwill, other intangible assets, stock-based compensation and income tax expense (benefit) have the greatest potential impact on our consolidated financial statements. Therefore, we believe the accounting policies discussed below are paramount to understanding our historical and future performance, as these policies relate to the more significant areas involving our management's judgments, assumptions and estimates.

  Revenue Recognition

        We generate revenue from several sources including: (i) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, (ii) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees and (iii) wholesale customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

        We recognize revenue when an arrangement exists, services are delivered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured. On January 1, 2011, we adopted the provisions of FASB Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") on a prospective basis. ASU 2009-13 amends and replaces the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable is based on vendor specific objective evidence ("VSOE") of fair value if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. For deliverables with a multiple element arrangement that are determined to be separate units of accounting at the inception of the arrangement, we allocate the value to each element based on the relative selling price method. The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows as we had no new or significantly modified arrangements during the year ended December 31, 2011. Additionally, for the year ended December 31, 2010, we had no new or significantly modified multiple element arrangements that would impact earnings, if we had adopted ASU 2009-13 on January 1, 2010.

        Subscription fees from retail customers are paid monthly in advance by charge card and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Our charge card processor withheld three percent of our sales for future refunds for a period of six months from the month of activity, which was recognized as revenue at the time of sale because the reserve balance was not used to provide refunds to customers. The reserve amount was subject to credit evaluations and biannual reviews. We are currently no longer required to withhold sales, and as a result, at December 31, 2011, we had no charge card reserve. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

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

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are deferred and recognized ratably over the estimated customer relationship period, once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the wholesale partner arrangement which generally range from five to ten years. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

        In instances where the minimum monthly network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

        We may provide professional services for initial implementation services for certain platform and DAS arrangements. For our existing arrangements that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of the full arrangement consideration including the initial implementation activities, and recognize all revenue ratably over the wholesale service period, as we do not have evidence of fair value for the undelivered elements in the arrangement. Upon the adoption of ASU 2009-13 on January 1, 2011, certain of our platform service or DAS arrangements may require the initial implementation services to be accounted for as a separate unit of accounting. For such arrangements entered into or materially modified after January 1, 2011, we allocate arrangement consideration at the inception of the arrangement to all units of accounting based on the relative selling price method. We recognize the revenue associated with any implementation services that qualify for separate units of accounting upon completion of such services and all other revenue will be recognized ratably over the remaining term of the wholesale service agreement.

        Advertising and other revenue is recognized when the services are performed.

  Accounts Receivable and Related Allowance for Doubtful Accounts

        For our DAS build-out projects, we invoice our telecom operator partners in advance of when the service is provided. We invoice our wholesale partners for monthly minimum payments and usage-based fees after month-end. Our accounts receivable also includes approximately two days of charge card float in-transit from our retail customers. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our partners to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an increase or decrease in the allowance for doubtful accounts being recognized in the period in which the change occurs.

  Goodwill

        Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually on December 31. In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill maybe impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. Based on our qualitative assessment at December 31, 2011, we concluded that it was more likely than not that the fair value of our sole reporting unit was not less than its carrying amount, and therefore it was unnecessary to perform the quantitative two-step impairment test. To date, we have not recorded any goodwill impairment charges.

  Intangible Assets

        Intangible assets consist of acquired venue contracts, acquired kiosks, non-competition agreements and trade names. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life. We estimate the useful lives of acquired intangible assets based on factors that include the planned use of each acquired intangible asset, the expected pattern of future cash flows to be derived from each acquired intangible asset and contractual periods specified in the related agreements. We include amortization of acquired intangibles in the amortization of intangible assets financial statement line item in our accompanying consolidated statements of operations.

        We perform an impairment review of long-lived assets held and used including those with finite lives, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, however, are not limited to, significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and/or product strategies and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We would then recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. To date, we have not recorded any long-lived asset impairment charges.

  Stock-based Compensation

        To date, stock-based compensation has consisted of stock options granted to employees and non-employees. It is recorded as compensation expense based on the grant date fair value of awards using the Black-Scholes option pricing model. We recognize stock-based compensation expense related to employee stock option and restricted stock grants, which requires us to recognize compensation expense equal to the grant date fair value of awards granted to employees on a straight-line basis, net of forfeitures, over the employee requisite service period.

        The assumptions that were used to calculate the grant date fair value of our employee stock option grants for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Expected term (years)	6.4	6.1	7.2
Expected volatility	49.8%	67.6%	72.5%
Risk-free interest rate	2.4%	2.5%	3.1%
Dividend yield	0%	0%	0%

        The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. In estimating the expected term for options granted to employees during the years ended December 31, 2011, 2010 and 2009, we applied the simplified method from SEC Staff Accounting Bulletin, or SAB, Topic 14, Share-Based Payment ("SAB Topic 14"), where options are granted at-the-money. Where options were not granted at-the-money, the expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and is calculated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior.

        We determined the expected volatility assumption using the frequency of daily historical prices of comparable public company's common stock for a period equal to the expected term of the options in accordance with SAB Topic 14. We will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants.

        The risk-free interest rate assumption is based upon observed interest rates of United States government securities appropriate for the expected term of the employee stock options.

        The dividend yield assumption is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on our common stock, and do not anticipate paying any cash dividends in the foreseeable future.

        The stock-based compensation expense recognized in our accompanying consolidated statements of operations is based on awards ultimately expected to vest, and therefore, has been reduced for estimated forfeitures. Forfeitures were estimated based on our historical experience and future expectations. Changes to the underlying assumptions may have a significant impact on the underlying value of the stock options, which could have a material impact on our accompanying consolidated financial statements. See Note 12 for further information regarding stock-based compensation expense.

  Valuation of Common Stock

        Prior to our IPO, in 2011, 2010 and 2009, we granted options to purchase shares of our common stock as follows:

Grant date	Number of Shares	Exercise Price and Estimated Fair Value of the Shares at Date of Grant	Retrospective Fair Value(1)	Intrinsic Value(2)
April 22, 2009	344,960	$1.40	$1.40	—
June 3, 2009	25,470	1.40	1.40	—
September 23, 2009	53,550	1.40	1.40	—
November 18, 2009	20,900	1.40	1.40	—
December 31, 2009	618,800	1.40	2.85	$1.45
April 22, 2010	26,660	2.85	2.85	—
August 4, 2010	26,200	2.85	2.85	—
January 26, 2011	102,017	8.50	8.50	—

(1)
Represents our retrospective fair value assessment of our common stock for January 26, 2011 and throughout the years ended December 31, 2010 and 2009.

(2)
Represents the difference between the exercise price and the retrospective fair value assessment of our common stock.

  Significant Factors in Determining Fair Value

        Because there was no public market for our common stock prior to our IPO, determining the fair value of our common stock required making complex and subjective judgments and there was inherent uncertainty in our estimate of fair value. Prior to our IPO, our general policy was to grant employee options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by us and our board of directors. To determine the fair value of our common stock we considered many factors, including:

  •
  our current and historical financial performance;

  •
  our expected future financial performance;

  •
  our financial condition at the grant date;

  •
  the liquidation rights and other preferences of our preferred stock;

  •
  input from management;

  •
  the lack of marketability of our common stock;

  •
  the anticipation or likelihood of a potential liquidity event such as a sale of the business or initial public offering;

  •
  the condition of and outlook for our industry;

  •
  the business risks inherent in our business;

  •
  the market performance of comparable publicly-traded companies; and

  •
  the United States and global capital market conditions.

  Valuation Methodologies Used in Determining Fair Value

        To determine the estimated fair value of our common stock at each grant date, we conducted a periodic in depth valuation analysis of our common stock prepared with the assistance of an independent valuation firm and also considered the factors noted above. Our valuation analysis followed the guidance set forth by the American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation," referred to herein as the AICPA Practice Aid. Based on the guidance of the AICPA Practice Aid, we utilized a combination of valuation methods including an income approach using an analysis of expected future discounted cash flows and a market approach for similar companies with publicly-traded ownership interests (market comparable method). We then weighted these two valuations to calculate an expected business enterprise value which was applied to our capital structure to determine a value per common share.

        The expected future discounted cash flows analysis identifies a level of annual cash flows for a finite number of years and a residual value at the end of the projection period. A discount rate which reflects estimates of investor- required rates of return for similar investments is used to calculate the present value. The market comparable method uses valuation multiples of comparable companies which are applied to our operating statistics to arrive at a value. These two business enterprise values are then equally weighted to determine the total valuation.

        To estimate the value of common shares, we used a dynamic option model to value the various components of our capital structure. These components included common shares, liquidation rights and preferences of our preferred stock, warrants and options on common shares. The total value of these securities was divided by the number of fully converted shares to provide an estimated value of common shares on a marketable, controlling interest. A discount for lack of control and lack of marketability was then applied to yield the value per common share. During the timeframes noted below, key factors considered in determining the lack of marketability discount applied to our common stock included:

  •
  there was no market for our common stock;

  •
  our preferred stockholders had substantial liquidation preferences that in the event of most liquidity events would result in very little of the proceeds going to the common stockholders; and

  •
  an initial public offering was not contemplated and was not a likely near term exit strategy during this timeframe.

        For the January 26, 2011 grants, we also utilized the probability-weighted expected return method to validate the fair value of our common stock based on the methods discussed above. The growth and expansion of our business, combined with a continuing trend of general improvement in the capital markets, had provided us better visibility into the likelihood of a liquidity event transpiring within the next 12 months. This probability-weighted expected return method includes the following steps:

  •
  We estimate the timing of each possible liquidity outcome and its future value. In our analysis, we considered potential liquidity scenarios related to an initial public offering, strategic sale, staying private and distressed sale. The anticipated timing of a potential liquidity event utilized in these valuations, such as an initial public offering of our common stock, was based primarily on then current plans and estimates of our board of directors and management;

  •
  We determine the appropriate allocation of value to the common stockholders under each liquidity scenario based on the rights and preferences of each class of stock at that time;

  •
  The resulting value of common stock under each scenario is multiplied by a present value factor, calculated based on our cost of equity and the expected timing of the event;

  •
  The value of common stock is then multiplied by an estimated probability for each of the expected events determined by our management; and

  •
  We then calculate the probability-weighted value per share of common stock.

  Fair Value of Stock Option Grants

        April 2009 through November 2009.    In connection with our stock option grants made in April 2009 through November 2009, we considered the continued downturn in the United States and global markets and its impact on our projected revenue growth. We also noted that no other factors had significantly changed from the assumptions used in the valuation report dated December 31, 2008 which utilized the valuation methodologies described above and accordingly arrived at a fair value of our common stock of $1.40 per share and granted options at an exercise price of $1.40 per share during this period.

        December 2009.    In connection with our stock option grants on December 31, 2009, we considered the factors and prior year valuation report described above, and any changes in the United States and global markets and their impact on our projected revenue growth since the grants in November 2009. We arrived at an initial fair value of our common stock of $1.40 per share and granted options at an exercise price of $1.40 per share. Upon receiving the January 1, 2010 valuation report in April 2010, which utilized the same methodologies as the December 31, 2008 valuation report but with more recent company and market data, we calculated a retrospective fair value of $2.85 per share and a corresponding intrinsic value of $1.45 per share, which will be charged to earnings over the respective vesting periods of the underlying stock options.

        April 2010.    In connection with our stock option grants in April 2010, we considered the factors and the valuation report of January 1, 2010 described in our December 2009 option grants above, and any changes in the United States and global markets and their impact on our projected revenue growth since the grants in December 2009. We arrived at a fair value of our common stock of $2.85 per share and granted options at an exercise price of $2.85 per share.

        August 2010.    In connection with our stock option grants in August 2010, we considered the factors and the valuation report described in our April 2010 option grants above, and any changes in the United States and global markets and their impact on our projected revenue growth and any changes in our projected operating results noting no significant changes since the grants in April 2010. We also noted that there were no changes in the key factors noted above related to the marketability discounts used to determine the fair value of our common stock Accordingly, we arrived at a fair value of our common stock of $2.85 per share and granted options at an exercise price of $2.85 per share. Given the uncertainty associated with valuing a private company, we believe the valuation analysis and factors considered by us and our board of directors was reasonable and sound in determining the fair value of our common stock through August 31, 2010. We did not begin to prepare for this offering until September 2010 and we did not hold our organization meeting until October 20, 2010.

        January 2011.    In connection with our stock option grants in January 2011, we considered any changes in the United States and global markets and their impact on our projected revenue growth, any changes in our projected operating results and the valuation report of December 15, 2010. This valuation report utilized the same methodology as the valuation report of January 1, 2010; however, it also included the probability-weighted expected return method that utilizes scenario probabilities for an initial public offering, a strategic sale, continuing as a private company and a distressed sale. Accordingly, we arrived at a fair value of our common stock of $8.50 per share and granted options at an exercise price of $8.50 per share.

  Income Taxes

        Income taxes are provided based on the liability method, which results in income tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

        We may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. Upon our adoption of the related standard, there was no liability for uncertain tax positions due to the fact that there were no material identified tax benefits that were considered uncertain positions.

        We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. We evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include historical earnings, our latest forecast of taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

        Our effective tax rates are primarily affected by the amount of our taxable income or losses in the various taxing jurisdictions in which we operate, the amount of federal and state net operating losses and tax credits, the extent to which we can utilize these net operating loss carryforwards and tax credits and certain benefits related to stock option activity.

        Prior to 2009, we incurred annual operating losses since inception. We did not benefit from these losses and only provided for state and foreign income taxes. In December 2011 and 2010, based on current year income and projected income in future years, we concluded that it was more likely than not that a portion of the net deferred tax assets recorded would be realized. As such, we deemed it appropriate to decrease our valuation allowance by $1.3 million and $12.3 million, respectively.

        As of December 31, 2011, we had federal net operating loss carryforwards of approximately $8.0 million, and state net operating loss carryforwards of approximately $27.9 million. The federal net operating loss carryforwards will begin to expire in 2021, and the state net operating loss carryforwards will begin to expire in 2012.

  Recent Accounting Pronouncements

        Information regarding recent accounting pronouncements is contained in Note 2 "Significant Accounting Policies" to the Notes to accompanying consolidated financial statements, which is incorporated herein by this reference.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using the following key performance indicators:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except churn data)
Subscribers	257	200	140
Monthly churn	9.2%	9.5%	9.7%
Connects	7,978	7,762	5,397

        Subscribers.    This metric represents the number of paying retail customers who are on a month-to-month subscription plan at a given period end.

        Monthly churn.    This metric shows the number of subscribers who canceled their subscriptions in a given month, expressed as a percentage of the average subscribers in that month. The churn in a given period is the average monthly churn in that period. This measure is one indicator of the longevity of our subscribers. Some of our customers who cancel subscriptions maintain accounts for single-use access.

        Connects.    This metric shows how often individuals connect to our global Wi-Fi network in a given period. These are paid connects from our retail customers and wholesale partners, with which we have usage-based agreements. We count each individual as a single connect regardless of how many times that individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

  Key Components of our Results of Operations

  Revenue

        Our revenue consists of retail revenue, wholesale revenue, and advertising and other revenue.

        Retail subscription.    We generate revenue from sales to individuals of month-to-month network access subscriptions that automatically renew, primarily through charge card transactions.

        Retail single-use.    We generate revenue from sales of hourly, daily or other single-use access to individuals primarily through charge card transactions.

        Wholesale.    We generate revenue from wholesale partners that license our software and pay usage-based monthly network access fees to allow their customers to access our global Wi-Fi network, and telecom operator partners that pay us build-out fees and access fees for our DAS networks. Usage-based network access fees may be measured in minutes, connects or megabytes, and in most cases are subject to monthly minimums. Other wholesale partners pay us monthly fees to provide a Wi-Fi infrastructure that we install, manage and operate at their venues for their customers under a service provider arrangement.

        Advertising and other.    We generate revenue from advertisers that seek to reach visitors to our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs. In addition, we receive revenue from kiosk users in some of the airports where we manage and operate the Wi-Fi network.

  Costs and Operating Expenses

        We classify our costs and operating expenses as network access, network operations, development and technology, selling and marketing, general and administrative, and amortization of intangible assets. Network access costs consist primarily of payments to venues and network partners in our network. Other costs and operating expenses primarily consist of personnel costs, costs for contracted labor and development, marketing, legal, accounting and consulting services, and other professional service fees. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Facilities costs and depreciation expenses are generally allocated based on headcount. Depreciation expenses associated with specifically identifiable assets are allocated to the appropriate expense categories.

        Network access.    Network access costs consist of revenue share payments to venue owners where our managed and operated hotspots are located, usage-based fees to our roaming network partners for access to their networks, depreciation of equipment related to network build-out projects in our managed and operated locations, and bandwidth and other Internet connectivity expenses in our managed and operated locations.

        Network operations.    Network operations expenses consist of costs for our customer service department and for our operations staff that designs, builds, monitors and maintains the network. Also included are expenses for our customer service provider that handles customer care inquiries and expenses for network operations contractors, equipment depreciation and software and hardware maintenance fees.

        Development and technology.    Development and technology expenses consist of costs for our product development and engineering departments, developers and our information systems services staff, equipment depreciation and software and hardware maintenance fees.

        Selling and marketing.    Selling and marketing expenses consist of costs for our business development and marketing employees and executives, travel and entertainment and marketing programs.

        General and administrative.    General and administrative expenses consist of costs for our executive, finance and accounting, legal and human resources personnel, as well as, legal, accounting, tax and other professional service fees. Also included are other corporate expenses such as charge card processing fees and bad debt expense.

        Amortization of intangible assets.    Amortization of intangible assets consists primarily of acquired network contracts.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, consist of interest income and capital lease obligations.

  Income Taxes

        As a result of the utilization of our federal net operating loss carryforwards, our income taxes include only state income taxes and federal alternative minimum tax. In 2011 and 2010, income taxes also include $1.3 million and $12.3 million of tax benefits associated with the release of a portion of our state and federal valuation allowances, respectively.

  Non-controlling Interests

        Non-controlling interests are comprised of minority holdings by third parties in our subsidiaries Concourse Communications Detroit, LLC, or CCG Detroit, and Chicago Concourse Development Group, LLC, or CCDG.

        We attributed profits and losses to the non-controlling interest in CCG Detroit under the terms of the limited liability company agreement. CCG Detroit has generated losses over the last several years which has reduced the non-controlling owners capital account to zero in 2009 resulting in an allocation to the controlling interest holder of all operating losses and deficits created by the annual $85,000 fixed distributions to the non-controlling interest holder.

        We are required to pay a portion of allocated net profits less capital expenditures of the preceding year to the minority interest holders of CCDG. The limited liability company agreement for CCDG does not have a term. CCDG can be dissolved upon the unanimous agreement of the members, upon the sale of CCDG, upon declaration of bankruptcy, or upon the termination of the license agreement between CCDG and the City of Chicago.

  Results of Operations

        We revised previously issued financial statements to correct errors identified related to accounting for income taxes. The revisions were immaterial to the periods impacted, as disclosed in Note 1 of the consolidated financial statements included in this annual report on Form 10-K. All amounts in Item 7 of this filing are provided as revised.

        The following tables set forth our results of operations for the specified periods.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$94,558	$80,420	$65,715

Costs and operating expenses:
Network access	37,082	31,961	26,430
Network operations	15,849	13,508	11,667
Development and technology	9,433	8,475	7,374
Selling and marketing	7,409	5,985	5,901
General and administrative	11,953	10,645	8,214
Amortization of intangible assets	1,655	2,491	3,848

Total costs and operating expenses	83,381	73,065	63,434

Income from operations	11,177	7,355	2,281
Interest and other income (expense), net	(176)	(137)	(154)

Income before income taxes	11,001	7,218	2,127
Income tax expense (benefit)	4,064	(8,903)	985

Net income	6,937	16,121	1,142
Net income attributable to non-controlling interests	642	547	394

Net income attributable to Boingo Wireless, Inc.	6,295	15,574	748
Accretion of convertible preferred stock	(1,633)	(5,020)	(5,259)

Net income attributable to common stockholders	$4,662	$10,554	$(4,511)

Depreciation expense included in the above line items:
Network access	$8,867	$4,392	$4,176
Network operations	2,444	1,747	1,058
Development and technology	873	1,024	1,148
General and administrative	117	348	276

	$12,301	$7,511	$6,658

Stock-based compensation expense included in the above line items:
Network operations	$463	$131	$127
Development and technology	577	115	84
Selling and marketing	650	171	114
General and administrative	1,733	450	415

	$3,423	$867	$740

        The $4.8 million increase in depreciation expense for the year ended December 31, 2011 is primarily a result of our significant investment in DAS networks during 2011.

        The $2.6 million increase in stock-based compensation expense for the year ended December 31, 2011 is primarily a result of the May 3, 2011 IPO grants in which 2.2 million shares were granted at the IPO price of $13.50 per share.

        The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Year Ended December 31,
	2011	2010	2009
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%

Costs and operating expenses:
Network access	39.2	39.8	40.2
Network operations	16.8	16.8	17.8
Development and technology	10.0	10.5	11.2
Selling and marketing	7.8	7.5	9.0
General and administrative	12.6	13.2	12.5
Amortization of intangible assets	1.8	3.1	5.9

Total costs and operating expenses	88.2	90.9	96.6

Income from operations	11.8	9.1	3.4
Interest and other expense, net	(0.2)	(0.2)	(0.2)

Income before income taxes	11.6	8.9	3.2
Income tax expense (benefit)	4.3	(11.1)	1.5

Net income	7.3	20.0	1.7
Net income attributable to non-controlling interests	0.7	0.7	0.6

Net income attributable to Boingo Wireless, Inc.	6.6	19.3	1.1
Accretion of convertible preferred stock	(1.7)	(6.2)	(8.0)

Net income attributable to common stockholders	4.9%	13.1%	(6.9)%

Years ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands, except churn data and percentages)
Revenue:
Retail subscription	$29,033	$23,561	$5,472	23.2
Retail single-use	16,054	17,460	(1,406)	(8.1)
Wholesale	43,707	35,134	8,573	24.4
Advertising and other	5,764	4,265	1,499	35.2

Total revenue	$94,558	$80,420	$14,138	17.6

Key business metrics:
Subscribers	257	200	57	28.5
Monthly churn	9.2%	9.5%	(0.3)%	(3.2)
Connects	7,978	7,762	216	2.8

        Retail subscription.    Retail subscription revenue increased $5.5 million, or 23.2%, in 2011, as compared to 2010, due to a 28.5% increase in subscribers. The impact of the increase in subscribers was partially offset by a decrease in our average monthly revenue per subscriber of 5.7% from the growing mix of lower-priced smartphone subscriptions compared to laptop subscriptions.

        Retail single-use.    Retail single-use revenue decreased $1.4 million, or 8.1%, in 2011, as compared to 2010, due to an 11.4% decrease in single-use connects. The decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions, increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access, and from increased promotional sponsorships.

        Wholesale.    Wholesale revenue increased $8.6 million, or 24.4%, in 2011, as compared to 2010, due to $5.1 million from new DAS build-out projects in our managed and operated locations, $1.9 million from increased usage-based fees, and $1.6 million from DAS access and usage fees.

        Advertising and other.    Advertising and other revenue increased $1.5 million, or 35.2%, in 2011, as compared to 2010, due to increases of $0.8 million in promotional sponsorships and $0.7 million in airport project revenue.

Costs and Operating Expenses

	Year Ended December 31,
	2011	2010	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$37,082	$31,961	$5,121	16.0
Network operations	15,849	13,508	2,341	17.3
Development and technology	9,433	8,475	958	11.3
Selling and marketing	7,409	5,985	1,424	23.8
General and administrative	11,953	10,645	1,308	12.3
Amortization of intangible assets	1,655	2,491	(836)	(33.6)

Total costs and operating expenses	$83,381	$73,065	$10,316	14.1

        Network access.    Network access costs increased $5.1 million, or 16.0%, in 2011, as compared to 2010. The change reflects increases of $4.5 million from equipment depreciation expense from DAS build-out projects, $3.0 from revenue share paid to venues in our managed and operated locations, and $0.7 million from bandwidth and other Internet connectivity expenses. The increase was partially offset by a decrease of $3.1 million from customer usage at partner venues.

        Network operations.    Network operations expenses increased $2.3 million, or 17.3%, in 2011, as compared to 2010, due to increases of $1.3 million in personnel related expenses inclusive of $0.3 million in stock-based compensation expenses, $0.7 million in equipment depreciation expenses, $0.3 million in Internet connectivity expenses, and $0.1 million in travel and entertainment expenses. The increase was partially offset by a $0.1 million decrease in software maintenance expenses.

        Development and technology.    Development and technology expenses increased $1.0 million, or 11.3%, in 2011, as compared to 2010, due to increases of $1.1 million in personnel related expenses inclusive of $0.5 million in stock-based compensation expenses, and $0.3 million in software maintenance expenses. The increase was partially offset by decreases of $0.3 million in consulting expenses and $0.1 million in equipment depreciation expense.

        Selling and marketing.    Selling and marketing expenses increased $1.4 million, or 23.8%, in 2011, as compared to 2010, due to increases of $1.3 million in personnel related expenses inclusive of $0.5 million in stock-based compensation expenses, and $0.1 million in brand marketing program expenses.

        General and administrative.    General and administrative expenses increased $1.3 million, or 12.3%, in 2011, as compared to 2010, due to increases of $1.6 million in personnel related expenses inclusive of $1.3 million in stock-based compensation expenses, $0.2 million in insurance expenses, $0.1 million in credit card and bank fees, and $0.1 million in bad debt expenses. The increase was partially offset by decreases of $0.4 million in professional fees, $0.2 million in equipment depreciation expenses and $0.1 million in consulting fees.

        Amortization of other intangible assets.    Amortization of other intangible assets expense decreased $0.8 million, or 33.6%, in 2011, as compared to 2010. The decrease was due to certain acquired assets being fully amortized during 2011. For future years, amortization expense is expected to be $0.9 million for 2012 and 2013, $0.8 million for 2014, 2015, and $6.1 million for 2016 and thereafter.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, remained essentially unchanged in 2011, as compared to 2010.

  Income Taxes

        Income tax expense (benefit) increased $13.0 million in 2011, as compared to 2010. This increase is primarily due to the release of the valuation allowance on our federal deferred tax assets in December 2010. In December 2011 and 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, resulting in $1.3 million and $12.3 million of tax benefits, respectively, from the release of the valuation allowance.

        Our future effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income.

  Non-controlling Interests

        Non-controlling interests' payments remained essentially unchanged in 2011, as compared to 2010.

Years Ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands, except churn data and percentages)
Revenue:
Retail subscription	$23,561	$18,331	$5,230	28.5
Retail single-use	17,460	18,060	(600)	(3.3)
Wholesale	35,134	23,955	11,179	46.7
Advertising and other	4,265	5,369	(1,104)	(20.6)

Total revenue	$80,420	$65,715	$14,705	22.4

Key business metrics:
Subscribers	200	140	60	42.9
Monthly churn	9.5%	9.7%	0.2%	2.1
Connects	7,762	5,397	2,365	43.8

        Retail subscription.    Retail subscription revenue increased $5.2 million, or 28.5%, in 2010, as compared to 2009, due to a 42.9% increase in subscribers. This increase was partially offset by a reduction in average monthly subscriber revenue of 17.2%, due to a declining number of subscribers continuing to pay the historically higher monthly rates in effect prior to our 2008 price reduction and the greater mix of lower priced smartphone subscriptions.

        Retail single-use.    Retail single-use revenue decreased $0.6 million, or 3.3%, in 2010, as compared to 2009, due to a 3.6% decrease in single-use connects. We believe that the decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions, and increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access.

        Wholesale.    Wholesale revenue increased $11.2 million, or 46.7%, in 2010, as compared to 2009, due to $8.8 million from increased usage-based fees, $1.6 million from new DAS build-out projects in our managed and operated locations, and $0.8 million from DAS access and usage fees.

        Advertising and other.    Advertising and other revenue decreased $1.1 million, or 20.6%, in 2010, as compared to 2009, due to decreases in promotional sponsorships of $1.4 million, and a $0.1 million decrease in kiosk revenue, partially offset by a $0.4 million increase in airport project revenue.

Costs and Operating Expenses

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$31,961	$26,430	$5,531	20.9
Network operations	13,508	11,667	1,841	15.8
Development and technology	8,475	7,374	1,101	14.9
Selling and marketing	5,985	5,901	84	1.4
General and administrative	10,645	8,214	2,431	29.6
Amortization of intangible assets	2,491	3,848	(1,357)	(35.3)

Total costs and operating expenses	$73,065	$63,434	$9,631	15.2

        Network access.    Network access costs increased $5.5 million, or 20.9%, in 2010, as compared to 2009. The change reflects increases of $2.7 million from revenue share paid to venues in our managed and operated locations, $2.6 million from customer usage at partner venues, $0.3 million from bandwidth and other Internet connectivity expenses and $0.2 million from equipment depreciation expense from DAS build-out projects. The increase was partially offset by $0.3 million of credits not used by a wholesale customer for network access.

        Network operations.    Network operations expenses increased $1.8 million, or 15.8%, in 2010, as compared to 2009, due to a $0.9 million increase in hardware depreciation and software maintenance expenses, a $0.6 million increase in consulting, Internet connectivity and travel expenses, and a $0.3 million increase in personnel related expenses.

        Development and technology.    Development and technology expenses increased $1.1 million, or 14.9%, in 2010, as compared to 2009, due to a $0.9 million increase in personnel related expenses and a $0.2 million increase in consulting and software maintenance expenses.

        Selling and marketing.    Selling and marketing expenses increased $0.1 million, or 1.4%, in 2010, as compared to 2009, due to a $0.4 million increase in personnel related expenses and a $0.2 million increase in consulting and travel expenses, partially offset by a $0.5 million decrease in brand marketing program expenses.

        General and administrative.    General and administrative expenses increased $2.4 million, or 29.6%, in 2010, as compared to 2009, due to $1.1 million in legal and accounting fees, $1.0 million in consultant fees, $0.6 million in personnel related expenses and $0.6 million in lease, rent and other expenses. The increase was partially offset by a $0.9 million decrease in bad debt expenses.

        Amortization of other intangible assets.    Amortization of other intangible assets expense decreased $1.4 million, or 35.3%, in 2010, as compared to 2009. The decrease was due to certain acquired assets being fully amortized during 2010.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, remained essentially unchanged in 2010, as compared to 2009.

  Income Taxes

        Income tax expense (benefit) decreased $9.9 million in 2010, as compared to 2009. In December 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, and therefore the valuation allowance was reduced by $12.3 million.

  Non-controlling Interests

        Non-controlling interests' payments increased $0.2 million in 2010, as compared to 2009, due to increased profits at the two applicable managed and operated locations.

  Liquidity and Capital Resources

        Our cash and cash equivalents and marketable securities increased $58.8 million to $93.9 million as of December 31, 2011, from $35.1 million as of December 31, 2010 due primarily to proceeds received from the IPO. During the year ended December 31, 2011, we generated cash from operating activities of $29.5 million. This cash was partially used to fund $16.9 million in capital expenditures during the year.

        We have financed our operations primarily through cash provided by operating activities, our IPO effective on May 3, 2011, and prior to our IPO, by private placements of preferred equity securities and common stock. Our primary source of liquidity as of December 31, 2011 consisted of $93.9 million of cash and cash equivalents.

        Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, internal capital expenditures and capital expenditures for expansion of existing and new managed and operated locations will be our principal needs for liquidity over the near term. Our capital expenditures in 2011 were $16.9 million with $12.4 million for DAS build-out projects which were reimbursed by the telecom operators.

        We believe that our existing cash and cash equivalents, working capital and our cash flow from operations, together with the net proceeds we received from our IPO, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions, the relationships with our customers and wholesalers and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

        The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$29,529	$24,160	$14,522
Net cash used in investing activities	(7,335)	(19,934)	(3,659)
Net cash provided by (used in) financing activities	46,018	(1,134)	(974)

Net increase in cash and cash equivalents	$68,212	$3,092	$9,889

  Net Cash Provided by Operating Activities

        In 2011, we generated $29.5 million of net cash from operating activities, which consisted primarily of net income, including non-controlling interests of $6.9 million adjusted for non-cash charges for depreciation of $12.3 million, stock-based compensation expense of $3.5 million, changes in deferred taxes of $2.8 million, amortization of other intangibles of $1.7 million, forgiveness of note receivable from stockholder of $0.1 million and change in fair value of preferred stock warrants of $0.1 million, in addition to changes in working capital of $2.1 million. The large increase in depreciation expense was primarily due to our significant investment in DAS networks during 2011. The large increase in stock-based compensation expense was primarily due to the May 3, 2011, IPO stock option grant of 2.2 million options to employees and directors. The $2.8 million change in the deferred tax asset balance is due to the tax benefit from stock option exercises of $1.8 million and the remaining $1.0 million is due primarily to the utilization of net operating loss carryforwards. The $2.1 million source of cash resulting from the change in working capital was due primarily to the $2.4 million deferred revenue increase which resulted from build-out projects in 2011 and the $0.7 million decrease in prepaid expenses and other assets. These increases are partially offset by the timing of the collection of receivables and payments to vendors netting to a $1.0 million use of cash.

        In 2010, we generated $24.2 million of net cash from operating activities, which consisted of net income including non-controlling interests of $16.1 million, depreciation of $7.5 million, amortization of intangibles of $2.5 million, stock-based compensation expense of $0.9 million, $(10.4) million in deferred taxes resulting from a change in tax valuation allowance, $0.1 million in the change in fair value of preferred stock warrants, and changes in working capital of $7.5 million. The $7.5 million resulting from the change in working capital was due to the increase in deferred revenue of $9.2 million, the net increase in accounts payable, accrued expense and other liabilities of $1.3 million, and the $0.2 million decrease in prepaid expenses and other assets. The deferred revenue increase resulted from an increase in the number of build-out projects. These sources of cash were partially offset by the increase in accounts receivable and unbilled receivables of $3.2 million.

        In 2009, we generated $14.5 million of net cash from operating activities, which consisted of net income including non-controlling interests of $1.1 million, depreciation of $6.7 million, amortization of intangibles of $3.9 million, stock-based compensation expense of $0.7 million, $0.3 million of deferred tax liabilities and changes in working capital of $1.8 million. The $1.8 million resulting from the change in working capital was primarily due to collection of our accounts receivable and unbilled receivables of $0.2 million, the increase in deferred revenue of $2.4 million and $0.7 million in prepaid expenses, partially offset by $1.5 million in net decrease in accounts payable, accrued expense and other liabilities. The increase in deferred revenue resulted from a greater number of build-out projects.

  Net Cash Used in Investing Activities

        In 2011, we used $7.3 million in investing activities. Investing activities consisted of purchases of $16.9 million of property and equipment primarily related to DAS build-out projects in our managed and operated locations, $0.2 million of payments related to acquisitions and $0.1 million of payments for patents, trademarks and domain. These uses of cash were partially offset by $9.4 million in sales of short-term marketable securities, and a $0.5 million decrease in restricted cash.

        In 2010, we used $19.9 million in investing activities. Investing activities consisted of purchases of $11.3 million of property and equipment primarily related to build-outs in our managed and operated locations, $9.4 million in purchases of short-term marketable securities and $0.2 million of payments related to acquisitions. These uses of cash were partially offset by the decrease in restricted cash of $1.0 million.

        In 2009, we used $3.7 million in investing activities. Investing activities consisted of purchases of $4.3 million of property and equipment primarily related to build-outs in our managed and operated locations, the purchase of assets acquired of $0.6 million, an increase in restricted cash of $0.3 million and payment for issued patents of $0.1 million, partially offset by $1.6 million in proceeds from the sale of short-term marketable securities.

  Net Cash Provided by (Used in) Financing Activities

        In 2011, we generated $46.0 million in financing activities, an increase of $47.2 million from the net use of cash in the 2010. Cash provided by financing activities was primarily due to the proceeds from our IPO.

        In 2010, we used $1.1 million in financing activities. Cash used in financing activities was primarily due to payments for capital leases of $0.7 million and payments to non-controlling interests of $0.4 million.

        In 2009, we used $1.0 million in financing activities. Cash used in financing activities in was primarily due to payments for capital leases of $0.6 million and payments to non-controlling interests of $0.4 million.

  Transactions with Related Parties

        Under our audit committee charter, our audit committee is responsible for reviewing and approving all related party transactions on a quarterly basis. In addition, our board of directors determines annually whether any related party relationships exist among the directors which would interfere with the judgment of individual directors in carrying out his responsibilities as director.

  Contractual Obligations and Commitments

        The following table sets forth our contractual obligations and commitments as of December 31, 2011:

	Payments due by period
	Total	Less than 1 Year	Years 2 - 3	Years 4 - 5	More than 5 years
	(in thousands)
Venue revenue share minimums(1)	$46,946	$6,428	$8,536	$6,974	$25,008
Operating leases for office space(2)(4)	6,295	653	2,164	2,157	1,321
Capital leases for equipment and software(3)	402	205	101	96	—

Total	$53,643	$7,286	$10,801	$9,227	$26,329

(1)
Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)
Office space under non-cancellable operating leases.

(3)
Leased equipment, primarily for data communication and database software, under non-cancellable capital leases.

(4)
We entered into a new lease for our existing office space of approximately twenty-five thousand square feet in the Westwood area of Los Angeles, California. The lease term is from January 1, 2012 through February 28, 2018. The annual rent payments escalate over the term of the lease from $972,000 to $1,127,000.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

        We had cash and cash equivalents of $93.9 million, $25.7 million and $22.6 million at December 31, 2011, 2010 and 2009, respectively. We held these amounts primarily in cash or money market funds.

        We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes. We may, however, adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures.

        Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

        As required by SEC Rule 13a-15(b), we carried out an assessment, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this assessment, as of December 31, 2011, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting related to income taxes described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        Notwithstanding the existence of the material weakness described below, management believes that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented in accordance with generally accepted accounting principles.

        As of December 31, 2011, we did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with generally accepted accounting principles. Specifically, we did not have sufficient review and control with respect to the complete and accurate recording of deferred income tax assets and related valuation allowance, accrued taxes and income tax expense. This control deficiency contributed to post-closing adjustments and revisions to prior year financial statements which have been reflected in the consolidated financial statements for the year ended December 31, 2011. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

  Remediation Plan

        Our management has begun to implement a number of remediation steps to address the material weakness in internal control surrounding the accounting for income taxes described above. Specifically, the following have been, are being or are planned to be implemented:

  •
  Re-evaluating the design of income tax accounting processes and controls and implement new and improved processes and controls, accordingly;

  •
  Retaining an experienced professional accounting firm to assist with the income tax provision and to provide a detailed review of the tax implications of complex transactions;

  •
  Hiring additional personnel with tax knowledge and experience to provide a detailed assessment of the calculation and supporting details of the accounts, to strengthen the internal review process and to assist in the implementation and management of improved processes and controls.

        As part of our 2012 assessment of internal control over financial reporting, our management and internal audit department will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain whether they operate effectively.

  Management's Report on Internal Control over Financial Reporting

        Due to a transition period established by the rules of the SEC for newly public companies, this Annual Report does not include a report of management's assessment regarding internal control over financial reporting or attestation report of the Company's independent registered public accounting firm.

  Changes in Internal Control over Financial Reporting

        No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 will be included in the Company's definitive Proxy Statement under the captions "Board of Directors and Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.    Executive Compensation

        The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company's definitive Proxy Statement under the captions "Compensation of Executive Officers and Directors," "Compensation Discussion and Analysis," "Report of the Compensation and Management Succession Committee" and "Board of Directors and Corporate Governance," to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Company's definitive Proxy Statement under the caption "Beneficial Ownership of the Company's Securities," to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, will be included in the Company's definitive Proxy Statement under the caption "Certain Relationships and Related Transactions" to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required by Item 13 of Form 10-K regarding director independence will be included in the Company's definitive Proxy Statement under the caption "Information Regarding the Board of Directors and its Committees—Independence of the Board of Directors," to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Company's definitive Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees" and "Pre-Approval Policies and Procedures" to be filed with the Commission within 120 days after the end of fiscal year 2011 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.    Exhibits

        (a)   The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

        (1)(2)    Financial Statements.    The following consolidated financial statements of Boingo Wireless, Inc., and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. The Exhibits begin on page F-40.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 2012.

BOINGO WIRELESS, INC.
By:	/s/ DAVID HAGAN David Hagan Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID HAGAN David Hagan	Director and Chief Executive Officer (Principal Executive Officer)	April 13, 2012
/s/ EDWARD ZINSER Edward Zinser	Chief Financial Officer (Principal Financial Officer)	April 13, 2012
/s/ SKY DAYTON Sky Dayton	Chairman of the Board	April 13, 2012
/s/ CHARLES BOESENBERG Charles Boesenberg	Director	April 13, 2012
/s/ MARC GELLER Marc Geller	Director	April 13, 2012
/s/ PAUL HSIAO Paul Hsiao	Director	April 13, 2012
/s/ CHUCK DAVIS Chuck Davis	Director	April 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Boingo Wireless, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Boingo Wireless, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
April 13, 2012

Boingo Wireless, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$93,933	$25,721
Restricted cash	465	1,001
Marketable securities	—	9,373
Accounts receivable, net of allowances of $177 and $107, respectively	7,382	7,946
Prepaid expenses and other current assets	1,103	1,306
Deferred tax assets	2,366	1,414

Total current assets	105,249	46,761
Property and equipment, net	39,717	36,024
Goodwill	25,512	25,512
Other intangible assets, net	9,511	10,992
Deferred tax assets	4,083	7,863
Other assets	4,848	4,891

Total assets	$188,920	$132,043

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,573	$4,596
Accrued expenses and other liabilities	12,759	13,884
Deferred revenue	13,575	10,829
Current portion of capital leases	205	420

Total current liabilities	31,112	29,729
Deferred revenue, net of current portion	27,754	28,149
Long-term portion of capital leases	197	—
Other liabilities	778	2,181

Total liabilities	59,841	60,059
Commitments and contingencies (Note 11)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; 5,053 shares authorized, issued and outstanding at December 31, 2010	—	22,263
Series A-2 convertible preferred stock, $0.0001 par value; 1,105 shares authorized, issued and outstanding at December 31, 2010	—	6,868
Series B convertible preferred stock, $0.0001 par value; 3,500 shares authorized, and 3,433 shares issued and outstanding at December 31, 2010	—	13,948
Series C convertible preferred stock, $0.0001 par value; 10,992 shares authorized, 10,983 shares issued and outstanding at December 31, 2010	—	79,890

Total convertible preferred stock	—	122,969
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 and 34,900 shares authorized, 33,584 and 7,092 shares issued, 33,584 and 5,835 shares outstanding at December 31, 2011 and December 31, 2010, respectively	3	—
Treasury stock at cost, 1,257 shares	—	(4,575)
Note receivable from stockholder	—	(103)
Additional paid-in capital	170,721	—
Accumulated deficit	(41,842)	(46,504)

Total common stockholders' equity (deficit)	128,882	(51,182)
Non-controlling interests	197	197

Total stockholders' equity (deficit)	129,079	(50,985)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$188,920	$132,043

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenue	$94,558	$80,420	$65,715
Costs and operating expenses:
Network access	37,082	31,961	26,430
Network operations	15,849	13,508	11,667
Development and technology	9,433	8,475	7,374
Selling and marketing	7,409	5,985	5,901
General and administrative	11,953	10,645	8,214
Amortization of intangible assets	1,655	2,491	3,848

Total costs and operating expenses	83,381	73,065	63,434

Income from operations	11,177	7,355	2,281
Interest and other income (expense), net	(176)	(137)	(154)

Income before income taxes	11,001	7,218	2,127
Income tax expense (benefit)	4,064	(8,903)	985

Net income	6,937	16,121	1,142
Less: net income attributable to non-controlling interests	642	547	394

Net income attributable to Boingo Wireless, Inc.	6,295	15,574	748
Accretion of convertible preferred stock	(1,633)	(5,020)	(5,259)

Net income (loss) attributable to common stockholders	$4,662	$10,554	$(4,511)

Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$1.81	$(0.78)
Diluted	$0.17	$0.49	$(0.78)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	24,014	5,834	5,801
Diluted	27,481	31,899	5,801

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)

	Convertible preferred stock
	Series A		Series A-2		Series B		Series C		Total Convertible Preferred Stock					Note Receivable from Stockholder				Total Stockholders' Equity (Deficit)
										Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock			Accumulated Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008, as reported	5,053	$20,747	1,105	$6,393	3,433	$12,918	10,983	$72,632	$112,690	5,736	$—	$—	$(4,575)	$(100	)—	$(53,289)	$201	$(57,763)
Correction of prior years cumulative error	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(906)	—	(906)

Balance at December 31, 2008, as revised	5,053	20,747	1,105	6,393	3,433	12,918	10,983	72,632	112,690	5,736	—	—	(4,575)	(100)		(54,195)	201	(58,669)
Issuance of common stock upon exercise of stock options.	—	—	—	—	—	—	—	—	—	26	—	36	—	—		—	—	36
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	—	71	—	3	—	—		—	—	3
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	740	—	—		—	—	740
Interest accrued on note receivable from stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)		—	—	(3)
Accretion of convertible preferred stock	—	758	—	238	—	515	—	3,748	5,259	—	—	(779)	—	—		(4,480)	—	(5,259)
Non-controlling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	(398)	(398)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		748	394	1,142

Balance at December 31, 2009, as revised	5,053	21,505	1,105	6,631	3,433	13,433	10,983	76,380	117,949	5,833	—	—	(4,575)	(103)		(57,927)	197	(62,408)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	2	—	2	—	—		—	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	867	—	—		—	—	867
Accretion of convertible preferred stock	—	758	—	237	—	515	—	3,510	5,020	—	—	(869)	—	—		(4,151)	—	(5,020)
Non-controlling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	(547)	(547)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		15,574	547	16,121

Balance at December 31, 2010	5,053	22,263	1,105	6,868	3,433	13,948	10,983	79,890	122,969	5,835	—	—	(4,575)	(103)		(46,504)	197	(50,985)
Accretion of convertible preferred stock	—	258	—	82	—	176	—	1,117	1,633	—	—	—	—	—		(1,633)	—	(1,633)
Issuance of common stock upon conversion of preferred stock	(5,053)	(22,521)	(1,105)	(6,950)	(3,433)	(14,124)	(10,983)	(81,007)	(124,602)	22,846	2	124,600	—	—		—	—	124,602
Issuance of common stock upon initial public offering	—	—	—	—	—	—	—	—	—	3,847	1	48,296	—	—		—	—	48,297
Issuance of common stock upon exercise and conversion of preferred stock warrants	—	—	—	—	—	—	—	—	—	20	—	272	—	—		—	—	272
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—	—	21	—	—	—	—		—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	1,015	—	1,028	—	—		—	—	1,028
Offering costs	—	—	—	—	—	—	—	—	—	—		(2,596)						(2,596)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	3,450	—	—		—	—	3,450
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(4,575)	4,575	—		—	—	—
Forgiveness of note receivable from stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	103		—	—	103
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	246	—	—		—	—	246
Non-controlling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	(642)	(642)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		6,295	642	6,937

Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	$—	33,584	$3	$170,721	$—	$—		$(41,842)	$197	$129,079

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$6,937	$16,121	$1,142
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,301	7,511	6,658
Amortization of other intangible assets	1,655	2,491	3,848
Stock-based compensation	3,450	867	740
Interest on note receivable from stockholder	—	—	(3)
Forgiveness on note receivable from stockholder	103	—	—
Change in fair value of preferred stock warrants	132	68	46
Change in deferred taxes	2,828	(10,401)	270
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	564	(2,006)	1,346
Unbilled receivables	(223)	(1,224)	(1,140)
Prepaid expenses and other assets	750	190	710
Accounts payable	(1,236)	1,686	49
Accrued expenses and other liabilities	(83)	(382)	(1,532)
Deferred revenue	2,351	9,239	2,388

Net cash provided by operating activities	29,529	24,160	14,522

Cash flows from investing activities
Decrease (increase) in restricted cash	536	966	(317)
Purchases of short-term marketable securities	—	(9,373)	—
Proceeds from sale of short-term marketable securities	9,373	—	1,644
Purchases of property and equipment	(16,917)	(11,256)	(4,321)
Purchase of acquired assets	—	—	(350)
Payments for patents, trademarks and domain	(156)	—	(99)
Payments for business acquisition, net of cash acquired	—	—	(62)
Contractual payments related to business acquisition	(171)	(271)	(154)

Net cash used in investing activities	(7,335)	(19,934)	(3,659)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering	48,297	—	—
Offering costs	(2,586)	—	—
Proceeds from exercise of stock options	1,028	2	39
Excess tax benefits from stock-based compensation	246	—	—
Payments of capital leases	(420)	(738)	(596)
Payments to non-controlling interests	(547)	(398)	(417)

Net cash provided by (used in) financing activities	46,018	(1,134)	(974)

Net increase in cash and cash equivalents	68,212	3,092	9,889
Cash and cash equivalents at beginning of year	25,721	22,629	12,740

Cash and cash equivalents at end of year	$93,933	$25,721	$22,629

Supplemental disclosure of cash flow information
Cash paid for interest	$11	$30	$57
Cash paid for taxes	1,357	1,030	134
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	124,602	—	—
Retirement of treasury stock	4,575	—	—
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	1,995	3,319	1,171
Accretion of convertible preferred stock	1,633	5,020	5,259
Exercise and conversion of preferred stock warrants into common stock	272	—	—
Acquisition of software, equipment and software maintenance services under capital leases	402	73	815
Offering costs related to stock options issued to non-employee consultant	27	—	—
Contractual payments related to business acquisition in accrued expenses and other liabilities	14	47	77
Offering costs in accounts payable, accrued expenses and other liabilities	10	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. The business

        Boingo Wireless, Inc. and its subsidiaries (collectively "we, us or our") is a leading global provider of mobile Wi-Fi Internet solutions. Our solutions enable individuals to access our extensive global Wi-Fi network with devices such as smartphones, laptops and tablet computers. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. On June 27, 2006, we purchased the capital stock of Tego Communications, Inc., a 49% owner of the membership interests in Concourse Communications Holdings Co., LLC, ("Holdings") and the remaining 51% of the membership interests in Holdings. As a result, we own all the membership interest in Holdings, which includes Concourse Communications Group, LLC ("Concourse") and its subsidiaries. Concourse is a leader in the design, deployment and operation of neutral host wireless networks within airports and large commercial venues in North America. On November 1, 2008, we acquired Opti-Fi Networks, LLC ("Opti-Fi") an operator of neutral host wireless networks at various locations in North America (see Note 7).

  Initial public offering

        On May 3, 2011, our registration statement registering 3,846,800 shares of common stock offered by us and 1,923,200 shares offered by certain selling stockholders was declared effective by the United States Securities and Exchange Commission, and the shares began trading on the NASDAQ Global Market on May 4, 2011 under the symbol "WIFI." The proceeds from the sale of these shares are used primarily for working capital and other general corporate purposes. As a result of the initial public offering ("IPO"), we raised a total of $45.7 million in net proceeds after deducting underwriting discounts and commissions of $3.6 million and offering expenses of $2.6 million. In connection with the IPO, all of the shares of our convertible preferred stock were converted into 22,845,764 shares of common stock and all of the warrants to purchase preferred stock were exercised and converted into 20,172 shares of common stock through net-share settlement.

  Reverse stock split

        On April 7, 2011, our board of directors approved a 5 for 1 reverse stock split of our outstanding common stock which was effected on May 3, 2011. Fractional shares were settled in cash totaling approximately $1 for common and preferred stockholders. No fractional shares were settled for option holders, and they were rounded down as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and warrants and shares of our preferred stock and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the accompanying consolidated financial statements and the notes thereto, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of our common and preferred stock have also been retroactively adjusted to reflect the reverse stock split.

  Revision of prior period financial statements

        During the three months ended December 31, 2011, prior period errors were identified relating to accounting for income taxes that primarily resulted from the Company's improper recording of the

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

1. The business (Continued)

following: deferred income taxes on the 2006 acquisition of Concourse Communications, the valuation allowance release, and tax benefits related to stock-based compensation. These errors impacted periods beginning in the year ended December 31, 2006 and subsequent periods through September 30, 2011.

        In evaluating whether our previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would be material in the year ended December 31, 2011, if the entire correction was recorded in the fourth quarter of 2011. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information.

        The prior period financial statements included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below.

Boingo Wireless, Inc.
Consolidated Balance Sheets
(In thousands)

Revised consolidated balance sheet amounts

	December 31, 2010
	As Previously Reported	Adjustment	As Revised
Deferred tax assets—current	$3,572	$(2,158)	$1,414
Total current assets	48,919	(2,158)	46,761
Deferred tax assets—non-current	6,697	1,166	7,863
Total assets	133,035	(992)	132,043
Accrued expenses and other liabilities	13,531	353	13,884
Total current liabilities	29,376	353	29,729
Total liabilities	59,706	353	60,059
Accumulated deficit	(45,159)	(1,345)	(46,504)
Total common stockholders' deficit	(49,837)	(1,345)	(51,182)
Total stockholders' deficit	(49,640)	(1,345)	(50,985)
Total liabilities, convertible preferred stock and stockholders' deficit	133,035	(992)	132,043

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

1. The business (Continued)

Revised consolidated statements of operations amounts

	For the Years Ended
	December 31, 2010			December 31, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Increase / (decrease)
Income tax expense (benefit)	$(9,063)	$160	$(8,903)	$706	$279	$985
Net income	16,281	(160)	16,121	1,421	(279)	1,142
Net income attributable to Boingo Wireless, Inc.	15,734	(160)	15,574	1,027	(279)	748
Net income (loss) attributable to common stockholders	10,714	(160)	10,554	(4,232)	(279)	(4,511)
Net income (loss) per share attributable to common stockholders—Basic	1.84	(0.03)	1.81	(0.73)	(0.05)	(0.78)
Net income (loss) per share attributable to common stockholders—Diluted	0.49	—	0.49	(0.73)	(0.05)	(0.78)

Revised consolidated statements of cash flow amounts

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$16,281	$(160)	$16,121	$1,421	$(279)	$1,142
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Change in deferred taxes	(10,269)	(132)	(10,401)	—	270	270
Changes in operating assets and liabilities, net of effect of acquisition:
Accrued expenses and other liabilities	(674)	292	(382)	(1,541)	9	(1,532)

        The revisions did not change the net cash flows provided by or used in operating, investing or financing activities for the years ended December 31, 2010 and 2009.

2. Summary of significant accounting policies

  Basis of presentation and consolidation

        Our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.

        The accompanying consolidated financial statements include our accounts and our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC and our

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

70% ownership of Chicago Concourse Development Group, LLC in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. Other parties' interests in consolidated entities are reported as non-controlling interests. The results of operations for the acquisition of companies accounted for under the purchase method have been included in the accompanying consolidated statements of operations beginning on the closing date of the acquisition.

  Use of estimates

        The preparation of accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment, intangible assets and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, prior to our IPO, we regularly engage the assistance of valuation specialists in concluding fair value measurements in connection with stock-based compensation and other equity instruments.

  Concentrations of credit risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. We maintain our cash and cash equivalents, restricted cash and marketable securities with institutions with high credit ratings. We extend credit based upon the evaluation of the customer's financial condition and generally collateral is not required. We maintain an allowance for doubtful accounts based upon expected collectability of accounts receivable. We estimate our allowance for doubtful accounts based on a specific review of significant outstanding accounts receivable. For the years ended December 31, 2011 and 2010, a group of affiliated entities accounted for 18% and 14% of total revenue. At December 31, 2011, the group of affiliated entities and two customers accounted for 23%, 17% and 12% of the total accounts receivable, respectively. At December 31, 2010, the group of affiliated entities and two customers accounted for 40%, 13% and 11% of the total accounts receivable, respectively.

  Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into known amounts of cash with maturities of three months or less when acquired. At December 31, 2011 and 2010, cash equivalents consisted of money market funds.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  Marketable securities

        Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. We classify securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within our normal operating cycle. At December 31, 2011, we had no short-term marketable securities. At December 31, 2010, we had $9,373 in short-term marketable securities. At December 31, 2011 and 2010, we had no long-term marketable securities.

        Marketable securities are reported at fair value with the related unrealized gains and losses reported as other comprehensive income (loss) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. No significant unrealized gains and losses have been reported during the years presented. Factors considered by us in assessing whether an other-than-temporary impairment has occurred include the nature of the investment, whether the decline in fair value is attributable to specific adverse conditions affecting the investment, the financial condition of the investee, the severity and the duration of the impairment and whether we have the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. Any realized gains or losses on the sale of investments are reflected as a component of interest and other income (expense), net.

        For the years ended December 31, 2011, 2010 and 2009, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

  Restricted cash

        Restricted cash consists of letters of credit with our landlords or municipalities for which we have operating agreements and restricted cash by our charge card processor. Our charge card processor withheld 3% of our sales for future refunds for a period of six months from the month of activity. The reserve amount was subject to credit evaluations and biannual reviews. We are currently no longer required to withhold sales, and as a result, at December 31, 2011 we had no charge card reserve in short-term restricted cash. At December 31, 2010, we had approximately $566 of this reserve in short-term restricted cash.

        Letters of credit are supported by cash deposits made by us and invested into bank certificates of deposit. At December 31, 2011 and 2010, we had $465 and $435 classified as short-term restricted cash, respectively. At December 31, 2011 and 2010, we had no restricted cash classified as long-term.

  Fair value of financial instruments

        Our financial and non-financial instruments are measured and reported on a fair value basis. Fair value is defined as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact, and we consider assumptions that market participants would use when pricing the asset or liability.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        The accounting guidance for fair value measurement also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

  •
  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

  •
  Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The carrying amount reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities approximates fair value due to the short-term nature of these financial instruments.

  Property and equipment

        Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense when incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	2 to 5 years
Software	2 to 5 years
Office equipment	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining term of the lease agreements, ranging from 3 to 15 years

        Leasehold improvements are principally comprised of network equipment located at various managed and operated locations, primarily airports, under exclusive, long-term, non-cancellable contracts to provide wireless communication network access. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease agreements.

  Equipment and software under capital lease

        We lease certain data communications equipment, other equipment and software under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

the fair value of the asset under lease. Assets under capital lease are depreciated using the straight-line method over the estimated useful lives of the assets.

  Software development costs

        We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose, and once the software has been placed into service, the costs are amortized over the useful life of the software, which is generally three years. Post-configuration training and maintenance costs are expensed as incurred.

  Long-lived assets

        In the normal course of business, we acquire tangible and intangible assets, which are recorded at fair value. Intangible assets consist of acquired airport venue contracts, acquired kiosks, non-competition agreements and trade names. We record intangible assets at fair value and amortize these finite-lived assets over the shorter of the contractual life or the estimated useful life on a straight-line basis. We estimate the useful lives of acquired intangible assets based on factors that include the planned use of each acquired intangible asset, the expected pattern of future cash flows to be derived from each acquired intangible asset and contractual periods specified in the related agreements. As such, we account for each of the airport venue contracts individually. We include amortization of acquired intangibles in amortization of intangible assets in the accompanying consolidated statements of operations.

        We perform an impairment review of long-lived assets held and used including finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, however are not limited to: significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and product strategies and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate or other indices of fair value. We would then recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

        We use our best judgment based on current facts and circumstances related to our business, when making these estimates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in calculating future cash flows and asset fair values, we may be exposed to losses that could be material.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisition of Concourse in June 2006.

        We test goodwill for impairment in accordance with guidance provided by FASB ASC 350, Intangibles—Goodwill and Other ("ASC 350"). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

        The testing for a potential impairment of goodwill involves a two-step process. The first step involves comparing the estimated fair value of our reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess. We have elected to test for goodwill impairment annually at December 31, and at December 31, 2011 and 2010, no impairment was identified. The fair value of our reporting unit, as of December 31, 2011, is substantially in excess of its carrying value. To date, we have not recorded any goodwill impairment charges.

        Currently, we have one reporting unit, one operating segment and one reportable segment in accordance with FASB ASC 350. At December 31, 2011 and 2010, all of the goodwill was attributed to our reporting unit.

  Revenue recognition

        We generate revenue from several sources including: (i) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, (ii) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees and (iii) wholesale customers that are telecom operators under long-term contracts for access to our distributed antenna system ("DAS") at our managed and operated locations. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

        We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured. On January 1, 2011, we adopted the provisions of FASB Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") on a prospective basis. ASU 2009-13 amends and replaces the criteria

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable is based on vendor specific objective evidence ("VSOE") of fair value if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. For deliverables with a multiple element arrangement that are determined to be separate units of accounting at the inception of the arrangement, we allocate the value to each element based on the relative selling price method. The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows as we had no new or significantly modified arrangements during the year ended December 31, 2011. Additionally, for the year ended December 31, 2010, we had no new or significantly modified multiple element arrangements that would impact earnings, if we had adopted ASU 2009-13 on January 1, 2010.

        Subscription fees from retail customers are paid monthly in advance by charge card and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Our charge card processor withheld three percent of our sales for future refunds for a period of six months from the month of activity, which was recognized as revenue at the time of sale because the reserve balance was not used to provide refunds to customers. The reserve amount was subject to credit evaluations and biannual reviews. We are currently no longer required to withhold sales, and as a result, at December 31, 2011, we had no charge card reserve. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

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

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the wholesale partner arrangement which generally range from five to ten years. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        In instances where the minimum monthly network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

        We may provide professional services for initial implementation services for certain platform and DAS arrangements. For our existing arrangements that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of the full arrangement consideration including the initial implementation activities, and recognize all revenue ratably over the wholesale service period, as we do not have evidence of fair value for the undelivered elements in the arrangement. Upon the adoption of ASU 2009-13 on January 1, 2011, certain of our platform service or DAS arrangements may require the initial implementation services to be accounted for as a separate unit of accounting. For such arrangements entered into or materially modified after January 1, 2011, we allocate arrangement consideration at the inception of the arrangement to all units of accounting based on the relative selling price method. We recognize the revenue associated with any implementation services that qualify for separate units of accounting upon completion of such services and all other revenue will be recognized ratably over the remaining term of the wholesale service agreement.

        Advertising and other revenue is recognized when the services are performed.

  Network access

        Network access costs consist primarily of revenue share payments to venue owners where our managed and operated hotspots are located, usage-based fees to our roaming network partners for access to their networks, depreciation of equipment related to network build-out projects in our managed and operated locations, and bandwidth and other Internet connectivity expenses in our managed and operated locations.

  Network operations

        Network operations expense consists of compensation and benefits for network operations, customer support consulting, co-location costs, depreciation of network equipment and overhead costs.

  Development and technology

        Development and technology expense consists of compensation and benefits for development and product personnel, consulting, expenses associated with computer equipment used in technology development and overhead costs.

  Selling and marketing

        Selling and marketing expense consists of compensation and benefits for business development and marketing personnel, advertising, promotion expenses and overhead costs. Advertising costs are expensed as incurred. Advertising expenses totaled $394, $979 and $1,296 for the years ended December 31, 2011, 2010 and 2009, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  General and administrative

        General and administrative expense consists of compensation and benefits for general and administrative personnel, legal and accounting expenses, charge card processing fees and bad debt expense and overhead costs.

  Stock-based compensation

        To date, our stock-based compensation has consisted of stock options granted to employees and non-employees.

        We recognize stock-based compensation expense in accordance with guidance provided by FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). We measure stock-based compensation cost at grant date, based on the estimated fair value of the award and recognize the cost on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes Option Pricing Model. The model requires input of assumptions regarding expected term, expected volatility, dividend yield, and a risk-free rate. The assumptions that were used to calculate the grant date fair value of our employee stock option grants for the following periods are as follows:

	December 31,
	2011	2010	2009
Expected term (years)	6.4	6.1	7.2
Expected volatility	49.8%	67.6%	72.5%
Risk-free rate	2.4%	2.5%	3.1%
Dividend yield	0%	0%	0%

        The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. In estimating the expected term for options granted to employees, we applied the simplified method from the Security Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") Topic, Share-Based Payment ("SAB Topic 14"), where options are granted at-the-money. Where options were not granted at-the-money, the expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and is calculated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior.

        We determine the fair value of common stock underlying the stock option awards by reference to third party sales of our common stock. Prior to our initial public offering, the fair value of common stock underlying the stock option awards was determined with the assistance of a third-party valuation specialist.

        We determined the expected volatility assumption using the frequency of daily historical prices of comparable public companies' common stock for a period equal to the expected term of the options in accordance with guidance in ASC 718 and SAB Topic 14. We will continue to monitor peer companies and other relevant factors, including our volatility after there is enough history, used to measure expected volatility for future stock option grants.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of our employee stock options.

        The dividend yield assumption is based on our history and expectation of dividend payouts for which no cash dividends have been declared or paid on our common stock, and for which none are anticipated in the foreseeable future.

        As stock-based compensation expense recognized in our accompanying consolidated statements of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience and future expectations.

        Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 and FASB ASC 505, Equity. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes Option-Pricing Model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. We record compensation expense based on the then-current fair value of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options' fair value until the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached, which is generally when the stock award vests. There was $0.5 million stock-based compensation expense recognized for non-employee stock-based awards for the year ended December 31, 2011 and none for the years ended December 31, 2010 and 2009.

  Income taxes

        We account for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes ("ASC 740"), which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our accompanying consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our accompanying consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

        ASC 740 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would "more likely than not" be sustained upon examination by the appropriate taxing

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. We had no significant uncertain tax positions at December 31, 2011 and 2010.

        We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

  Non-controlling interests

        Non-controlling interests are comprised of minority holdings in Concourse Communications Detroit, LLC ("CCG Detroit") and Chicago Concourse Development Group, LLC ("CCDG"). Under the terms of the LLC agreements, we are required to distribute annually to the CCDG non-controlling interest holders 30% of allocated net profits less capital expenditures of the preceding year. At December 31, 2011 and 2010, amounts due and payable to the CCDG non-controlling interest holders amounted to $557 and $462, respectively. Payments are made annually to non-controlling interest in CCDG.

        Under the terms of the limited liability company agreement for CCG Detroit ("Detroit Operating Agreement") profits and losses are allocated to the controlling and non-controlling owners based on specified terms in the Detroit Operating Agreement which reflect the relative risk and reward of each owner. The profit and loss allocation in the Detroit Operating Agreement specifies that the non-controlling owners' allocated profits are limited to the fixed distribution amounts and losses are limited to the non-controlling owners capital account balance with losses in excess of their capital account being fully allocated to the controlling common unit holder. There is no specified term in the Detroit Operating Agreement, but the term of the annual fixed distribution obligation to the non-controlling owner is the same as the term of the venue agreement between CCG Detroit and Detroit Metropolitan Wayne County Airport—which has a seven year initial term with an option to extend for an additional three years. The Detroit Operating Agreement includes an annual fixed distribution of $85 per year for 2011, 2010 and 2009. There are no further contractual payments due the non-controlling owner after the end of 2011. We allocate profits and losses in CCG Detroit based on the attribution in the Detroit Operating Agreement. CCG Detroit has generated losses over the last several years which has reduced the non-controlling owners capital account to zero in 2009 resulting in an allocation to the controlling interest holder all operating losses and deficits created by the annual fixed distributions to the non-controlling interest holder.

  Convertible preferred stock

        We present our convertible preferred stock as temporary equity in the mezzanine section of the accompanying consolidated balance sheets. The convertible preferred stock contained puttable redemption features and deemed liquidation preferences upon a change-in-control, which were considered outside of the control the Company. Accretion of related issuance costs and dividends were recorded as a charge against retained earnings, or in the absence of retained earnings by charges against additional paid-in capital until fully depleted, then against the accumulated deficit. We accrete

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

issuance costs and dividends to the earliest redemption date. For the year ended December 31, 2011, we accreted our convertible preferred stock through to their conversion date into common stock on May 3, 2011 in connection with our initial public offering. At December 31, 2011, we have no preferred stock issued or outstanding.

  Warrants exercisable into convertible preferred stock

        We account for preferred stock warrants as liabilities when the underlying preferred stock contains either puttable or mandatorily redeemable features. We issued warrants which were exercisable into the Series B convertible preferred stock in connection with capital lease arrangements. We determined that the preferred stock warrants contained puttable features as a result of the redemption provisions and deemed liquidation preferences upon a change-in-control. Accordingly, the warrants were recorded as a non-current liability and were carried at their fair value at date of issuance with decreases or increases in fair value at each reporting date recorded as other income or expense through to the final measurement date upon the exercise of the warrants. The warrants were exercisable either through cash payment of the exercise price or through net-share settlement at the option of the holder. Our preferred stock warrants outstanding of 25,196 were exercised and converted under the net-share settlement provisions into 20,172 shares of our common stock on May 3, 2011, in connection with our initial public offering.

  Net income (loss) per share attributable to common stockholders

        Basic net income (loss) per share attributable to common stockholders is calculated by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders adjusts the basic weighted average number of shares of common stock outstanding for the potential dilution that could occur if stock options, common stock warrants, preferred stock warrants and the convertible preferred stock were exercised or converted into common stock, respectively. Our convertible preferred stockholders were entitled to receive dividends and were not contractually obligated to share in our net income (loss) with common stockholders. The common stockholders are not entitled to receive any dividends. Diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the year ended December 31, 2009, since the effects of potentially dilutive securities were anti-dilutive for the period.

  Segment and geographical information

        We operate as one reportable segment; a service provider of mobile Wi-Fi solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones and tablets. This single segment is consistent with the internal organization structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

        Revenue is predominately generated and all significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  Recent accounting pronouncements

        In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment ("ASU 2011-08"). This ASU is intended to simplify how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We perform our impairment tests on December 31 of each year. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income ("OCI") as part of the statement of stockholders' equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRS, that amends the wording used to describe many of the requirements in GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS") and improving their understandability. Some of the requirements clarify the FASB's intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us January 1, 2012. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

        In December 2010, the FASB issued ASU 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"). The amendments in this update affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance had no material impact on our financial position, results of operations or cash flows.

3. Cash and cash equivalents and marketable securities

        Cash and cash equivalents, and marketable securities consisted of the following:

	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$12,851	$10,931
Money market accounts	81,082	14,790

Total cash and cash equivalents	$93,933	$25,721

Short-term marketable securities—available-for-sale:
United States government securities	$—	$9,373

Total short-term marketable securities	$—	$9,373

        All contractual maturities of U.S. government marketable securities were less than one year at December 31, 2010 and were fully guaranteed. For the years ended December 31, 2011, 2010 and 2009, interest income was $37, $31 and $53, respectively, which is included in interest and other income (expense), net in the accompanying consolidated statements of operations.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

4. Accounts receivables, net and other receivables

        Accounts receivable, net of allowances for doubtful accounts and other receivables consisted of the following:

	December 31,
	2011	2010
Trade receivables, net of allowances	$7,382	$7,830
Unbilled advertising receivables	—	116

Current receivables, net	$7,382	$7,946

Unbilled platform service arrangements, current	$68	$49

Unbilled access fees	$1,985	$2,190
Unbilled platform service arrangements	166	30

Non-current other receivables	$2,151	$2,220

        Unbilled advertising receivables are included in accounts receivable, net in the accompanying consolidated balance sheets. Unbilled access fees receivables are included in non-current other assets and unbilled platform service arrangements are included in current and non-current other assets in the accompanying consolidated balance sheets. Access fees are recorded under long-term contracts with our wholesale partners that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations. These fees escalate on an annual basis from which we receive fixed contractual payments and recognize revenue ratably over the term of the contracts.

        Included in accounts receivables, net for the periods indicated was the allowance for doubtful accounts which consisted of the following:

Allowance for Doubtful Accounts
Balance, December 31, 2008	$260
Additions charged to operations	357

Balance, December 31, 2009	617
Additions charged to operations	44
Deductions from reserves, net	(554)

Balance, December 31, 2010	107
Additions charged to operations	115
Deductions from reserves, net	(45)

Balance, December 31, 2011	$177

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

5. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consisted of the following:

	December 31,
	2011	2010
Salaries and wages	$3,934	$3,579
Revenue share	3,915	3,879
Accrued partner network	1,274	945
Accrued for construction in progress	688	2,523
Deferred service usage credits	634	846
Amounts due to non-controlling interests	557	462
Deferred rent	223	738
Accrued taxes	683	748
Other	851	164

Total accrued expenses and other liabilities	$12,759	$13,884

6. Property and equipment

        Property and equipment consisted of the following:

	December 31,
	2011	2010
Leasehold improvements	$60,030	$45,187
Construction in progress	7,059	9,098
Computer equipment	6,674	5,112
Software	5,818	4,303
Office equipment	400	289

Total property and equipment	79,981	63,989
Less: accumulated depreciation and amortization	(40,264)	(27,965)

Total property and equipment, net	$39,717	$36,024

        Included in property and equipment at December 31, 2011 and 2010 was software and equipment acquired under capital leases totaling $402 and $1,849, and related accumulated depreciation and amortization of $0 and $1,789, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

6. Property and equipment (Continued)

        Depreciation and amortization expense is allocated as follows on the accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2011	2010	2009
Network access	$8,867	$4,392	$4,176
Network operations	2,444	1,747	1,058
Development and technology	873	1,024	1,148
General and administrative	117	348	276

Total depreciation and amortization of property and equipment	$12,301	$7,511	$6,658

7. Goodwill and other intangible assets

        The changes in carrying amount of goodwill, other intangible assets and other assets for the year ended December 31, 2011 are as follows:

	Balance as of January 1, 2011	Additions	Amortization	Balance as of December 31, 2011
Goodwill	$25,512	$—	$—	$25,512
Other intangible assets subject to amortization	10,992	138	(1,619)	9,511
Patents, trademarks and domain subject to amortization(1)	259	161	(36)	384

Total	$36,763	$299	$(1,655)	$35,407

        Other intangible assets at December 31, 2011 consist of the following:

	Weighted Average Amortization	Historical Cost	Accumulated Amortization	Net
Venue contracts	11 years	$26,385	$(16,874)	$9,511
Kiosks	4 years	500	(500)	—
Trade name	2 years	300	(300)	—

Total		$27,185	$(17,674)	$9,511

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Goodwill and other intangible assets (Continued)

        The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2010 are as follows:

	Balance as of January 1, 2010	Additions	Amortization	Balance as of December 31, 2010
Goodwill	$25,512	$—	$—	$25,512
Other intangible assets subject to amortization	13,234	241	(2,483)	10,992
Patents, trademarks and domain subject to amortization(1)	207	60	(8)	259

Total	$38,953	$301	$(2,491)	$36,763

        Other intangible assets at December 31, 2010 consist of the following:

	Weighted Average Amortization	Historical Cost	Accumulated Amortization	Net
Venue contracts	11 years	$26,247	$(15,255)	$10,992
Kiosks	4 years	500	(500)	—
Trade name	2 years	300	(300)	—

Total		$27,047	$(16,055)	$10,992

        Amortization expense for fiscal years 2012 through 2016 and thereafter is as follows:

Year	Amortization Expense
2012	$888
2013	888
2014	843
2015	800
2016 and thereafter	6,092

$9,511

(1)—Recorded in other assets on the accompanying consolidated balance sheets.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

8. Fair value measurement

        The following table sets forth our financial assets and financial liabilities that are measured at fair value on a recurring basis:

At December 31, 2011	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$81,082	$—	$81,082
Restricted cash	465	—	465

Total assets	$81,547	$—	$81,547

At December 31, 2010	Level 1	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$14,790	$—	$14,790
Marketable securities	9,373	—	9,373
Restricted cash	1,001	—	1,001

Total assets	$25,164	$—	$25,164

Liabilities:
Preferred stock warrants	$—	$140	$140

Total liabilities	$—	$140	$140

        Our Level 3 financial liabilities, accounted for at fair value on a recurring basis, consisted of warrants to purchase shares of our Series B convertible preferred stock, which are recorded at fair value in other liabilities on the accompanying consolidated balance sheets. The fair value of the warrants was determined under the Black-Scholes model using various assumptions including the expected term of the warrants, volatility of our common stock, risk free interest rate, and the dividend rate. To determine the estimated fair value of our common stock included in this model, we used an in depth valuation analysis of our common stock prepared with the assistance of an independent valuation firm. The increase in the fair value of the warrants is included in interest and other (expense) income in the accompanying consolidated statement of operations for the years ended December 31, 2011 and 2010. The following table provides reconciliation between the beginning and ending balances of preferred stock warrants in the tables above that used significant unobservable inputs (Level 3) for the periods presented:

Balance at December 31, 2009	$72
Increase in the fair value of the liability	68

Balance at December 31, 2010	140
Increase in the fair value of the liability	132
Exercise and conversion of preferred stock warrants into common stock	(272)

Balance at December 31, 2011	$—

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Stockholders' equity (deficit)

  Convertible preferred stock

        Prior to our IPO, we financed our operations, in part, through the issuance of convertible preferred stock. In July 2001, we issued 5,052,566 shares of Series A convertible preferred stock. In February 2002, we issued 1,104,969 shares of Series A-2 convertible preferred stock. In September and December 2003, we issued 3,433,326 shares of Series B convertible preferred stock. From June through September 2006, we issued 10,983,188 shares of Series C convertible preferred stock. The conversion options, payments of liquidation preference and redemption elections were considered contingent events that were not solely within our control; therefore we have presented our convertible preferred stock as temporary equity in the mezzanine section of the consolidated balance sheets for 2010.

        The convertible preferred stock contained puttable redemption features and deemed liquidation preferences upon a change-in-control, which were considered outside of the control the Company. Accretion of related issuance costs and dividends were recorded as a charge against retained earnings, or in the absence of retained earnings by charges against additional paid-in capital until fully depleted, then against the accumulated deficit. We accrete issuance costs and dividends to the earliest redemption date. For the year ended December 31, 2011, we accreted our convertible preferred stock through to their conversion date into common stock on May 3, 2011 in connection with our initial public offering. At December 31, 2011, we have no preferred stock issued or outstanding.

  Conversion

        Each share of Series A, Series A-2, Series B and Series C convertible preferred stock was immediately convertible, at the holder's option, into shares of common stock based on the formula of the issuance price divided by the conversion price. The conversion price was $3.00 for Series A and B convertible preferred stock, $4.026072935 for Series A-2 convertible preferred stock and $4.95835 for Series C convertible preferred stock. Each share of Series A and Series B convertible preferred stock was convertible into one share of common stock. Series A-2 convertible preferred stock was convertible into shares of common stock as obtained by multiplying the number of shares of the convertible stock by $4.30 and dividing the result by the conversion price of $4.026072935 per share, which approximates a 1 for 1.07 shares of common stock conversion rate. Series C convertible preferred stock was convertible into shares of common stock as obtained by multiplying the number of shares of the convertible stock by $5.95 and dividing the result by the conversion price of $4.95835 per share, which approximates a 1 for 1.2 shares of common stock conversion rate. Conversion of each share of Series A, Series A-2, Series B and Series C convertible preferred stock was automatic upon the completion of our IPO.

  Dividends

        The holders of the Series A, Series A-2, Series B and Series C convertible preferred stock are entitled to receive cumulative dividends, whether or not earned or declared, out of funds legally available therefore, at the rate of $0.15 per share per annum for the Series A and Series B convertible preferred stock, $0.215 for the Series A-2 convertible preferred stock and $0.2975 for the Series C convertible preferred stock (the "accruing dividends"). Accruing dividends accrued on each share of convertible preferred stock from the date of issuance until the earlier of (i) a liquidation, dissolution or winding up of the company, including an acquisition, consolidation or merger, or the sale of all or

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Stockholders' equity (deficit) (Continued)

substantially all of the assets of the company (a "liquidation event") and (ii) the date of redemption. We accrued dividends in each of the years ended December 31, 2009, 2010 and 2011, which were accreted in the respective carrying values of the convertible preferred stock.

  Reserve for unissued shares

        At December 31, 2011 and 2010, we are authorized to issue up to 100,000,000 and 34,900,000 shares of common stock, respectively. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the "2001 Plan") and 2011 Equity Incentive Plan (the "2011 Plan").

        The amount of such shares of common stock reserved for these purposes is as follows:

	Number of Shares
	December 31, 2011	December 31, 2010
	(in thousands)
Conversion of Series C convertible preferred stock	—	13,180
Outstanding stock options under the 2001 Plan	4,340	5,288
Outstanding stock options under the 2011 Plan	2,261	—
Conversion of Series A convertible preferred stock	—	5,053
Conversion of Series B convertible preferred stock	—	3,433
Conversion of Series A-2 convertible preferred stock	—	1,180
Shares available for grant under the 2011 Plan	1,739	—
Additional shares available for grant under the 2001 Plan	—	210
Outstanding common stock warrants	—	26
Outstanding preferred stock warrants	—	26

Total	8,340	28,396

  Note receivable from stockholder

        During 2002, we granted 290,000 shares of restricted common stock to an officer at the deemed fair value of $0.30 per share in exchange for cash proceeds of approximately $9 and issuance of a partial recourse note (the "note") of approximately $78 payable with an interest rate equal to the applicable federal rate. The note was classified as contra equity on the accompanying consolidated balance sheet at December 31, 2010. On January 11, 2011, we forgave the note and the principal and interest outstanding of $103 was expensed as compensation. Interest accrued on the note, and was included in interest and other income (expense), net in the accompanying consolidated statements of operations.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Stockholders' equity (deficit) (Continued)

  Treasury stock

        On July 29, 2011, we approved the retirement of all 1,256,608 outstanding shares of treasury stock. The treasury stock, at cost, of $4,575 was transferred to additional paid-in capital in the accompanying consolidated statements of convertible preferred stock and stockholder's equity (deficit).

  Common stock warrants

        On June 28, 2011, our 26,322 common stock warrants outstanding were exercised into 21,525 shares of common stock on a net exercise basis.

10. Income taxes

        On January 1, 2007, we adopted ASC 740. There was no cumulative effect recorded as a charge to retained earnings from the adoption of FIN 48.

        The income taxes by jurisdiction consist of the following for the years ended December 31:

	2011	2010	2009
U.S. Federal:
Current	$1,971	$214	$70
Deferred	2,261	(10,360)	242

Total U.S. Federal	4,232	(10,146)	312
U.S. state and local:
Current	1,092	1,193	623
Deferred	(1,260)	50	50

Total U.S. state and local	$(168)	$1,243	$673

        Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following for the years ended December 31:

	2011	2010	2009
Federal statutory rate	34.0%	34.0%	34.0%
State and local	(0.7)	16.7	30.7
Stock options	1.9	4.0	12.5
Non-controlling interests	(2.0)	(2.6)	(6.3)
Valuation allowance	0.0	(172.9)	(29.5)
Other	3.8	(2.6)	4.9

Income tax expense (benefit).	37.0%	(123.4)%	46.3%

        In 2010, we established a foreign subsidiary in the United Kingdom, which has generated losses resulting in a $400 deferred tax asset with a corresponding valuation allowance.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Income taxes (Continued)

        Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following at December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,735	$7,597
Outside basis differences for U.S. partnerships	3,524	3,234
Stock options	1,397	115
Deferred revenue	1,014	787
Deferred compensation	407	354
Property and equipment	—	382
State taxes	—	406
Other	455	404
Valuation allowance	(1,822)	(3,109)

Net deferred tax assets	8,710	10,170
Deferred tax liabilities:
Intangible assets	(1,202)	(893)
State taxes	(926)	—
Property and equipment	(133)	—

Net deferred tax liabilities	(2,261)	(893)

Net deferred taxes	$6,449	$9,277

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, we had federal net operating loss carryforwards of approximately $7,979 and $15,618, respectively, state net operating loss carryforwards of approximately $27,900 and $32,079, respectively, and foreign net operating loss carryforwards of $1,334. The federal net operating loss carryforwards will begin to expire in 2021, and our foreign net operating loss carryforwards have an indefinite life. Our state net operating loss carryforwards are principally related to California net operating losses for which the ability to utilize has been suspended for several years and will begin to expire in 2012. Our ability to utilize certain of our net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

        At December 31, 2010, we recorded a $12,280 release to the valuation allowance on our U.S. federal net deferred tax assets due to changes in our expectations regarding our ability to realize these deferred tax assets. This resulted from a determination that it was more likely than not that the U.S. federal net deferred tax assets would be realized. At December 31, 2011, we recorded a $1,287 release to the valuation allowance on our state net deferred tax assets, due to changes in our expectations regarding our ability to realize these deferred tax assets. This resulted from a determination that it was more likely than not that the state net deferred tax assets would be realized. In reaching the determination of releasing a valuation allowance, we have evaluated all significant available positive and negative evidence including, but not limited to, our three year cumulative results, trends in our business, expected future results and the character, amount and expiration periods of our net deferred

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Income taxes (Continued)

tax assets. The underlying assumptions we used in forecasting future income required significant judgment and took into account our recent performance.

        During 2011, we realized excess windfall tax benefits of $0.2 million from stock option exercises. These benefits reduced income taxes payable and were recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheets as of December 31, 2011. In accordance with the reporting requirements under ASC 718, we did not include $1.8 million of excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards excluded under ASC 718 was $1.8 million at December 31, 2011. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

        We recognized interest and penalties related to income tax matters in income tax expense (benefit) which were not material during the years ended December 31, 2011, 2010, and 2009.

        The adoption of ASC 740 guidance required us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. We have no significant uncertain tax positions for the years ended December 31, 2011, 2010 and 2009.

        Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2008 and forward are subject to examination by the IRS and our tax years 2007 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

        We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, 2010 and 2009, there was no accrued interest or penalties.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Income taxes (Continued)

        The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation Allowance
Balance, December 31, 2008	$14,258
Additions charged to operations	731

Balance, December 31, 2009	14,989
Additions charged to operations	400
Decrease credited to operations	(12,280)

Balance, December 31, 2010	3,109
Decrease credited to operations	(1,287)

Balance, December 31, 2011	$1,822

11. Commitments and contingencies

  Capital and operating leases

        We lease space in managed and operated locations, primarily airports, under exclusive long-term, non-cancellable contracts to provide Wi-Fi connectivity and cellular phone access to our DAS network. Minimum rent expense is recorded on a straight-line basis over the term of the lease. Rent expense for our leases from governmental authorities for the periods ended December 31, 2011, 2010 and 2009 was $15,511, $12,499 and $10,136, respectively.

        We lease equipment, primarily data communication equipment and database software under non-cancellable capital leases that expired in October 2011. The leases were collateralized by the equipment under the lease. Interest expense associated with the capital leases for the periods ended December 31, 2011, 2010 and 2009 was $8, $30 and $57, respectively. We also lease office space under non-cancellable operating leases. Rent expense for our leases of office facilities for the years ended December 31, 2011, 2010 and 2009 was $1,323, $1,325 and $1,319, respectively. Included in rent expense for the year ended December 31, 2011 was sublease income of $32.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Commitments and contingencies (Continued)

        Future minimum lease obligations under the non-cancellable operating and capital leases at December 31, 2011 are as follows:

Years ended December 31,	Capital Leases	Operating Leases and Airport Guarantees
2012	$205	$7,081
2013	51	6,192
2014	50	4,508
2015	50	4,459
2016	46	4,672
Thereafter	—	26,329

Minimum lease payments	$402	$53,241

Current portion	$205

Non-current portion	$197

  Litigation

        From time to time, we may be subject to claims arising out of the operations in the normal course of business. We are not a party to any such other litigation that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

  Indemnification

        Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable. We have never paid a claim, nor have we been sued in connection with these indemnification provisions. At December 31, 2011, we have not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation in connection with these guarantees is not probable.

  Employment contracts

        We have entered into employment contracts with seven of our officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by us for substantial cause or by the officer for convenience. In addition, in order to assure that they would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change in control, the contract also generally provides for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Stock incentive plan

        In March, 2011, our board of directors approved the 2011 Plan under which 4,000,000 shares of common stock are reserved for issuance. The 2011 Plan became effective on May 3, 2011 upon the completion of our initial public offering. The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1 of each year commencing in 2012, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. As of December 31, 2011, options to purchase 2,279,209 shares of common stock have been granted under the 2011 Plan.

        No further awards will be made under our 2001 Plan, and it was terminated following the completion of our IPO (Note 1). Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2011, options to purchase 4,339,820 shares of common stock were outstanding under the 2001 Plan.

        We recognized stock-based compensation expense as follows during the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Network operations	$463	$131	$127
Development and technology	577	115	84
Selling and marketing	650	171	114
General and administrative	1,733	450	415

Total stock-based compensation	$3,423	$867	$740

        The 2011 expense above excludes a consultant's expense of $27 which was recorded as Offering Costs of our IPO thereby reducing additional paid in capital.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Stock incentive plan (Continued)

        A summary of the stock option activity under the 2001 and 2011 Plans are as follows:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,343	$1.20	7.7	$814
Granted	1,063	$1.40
Exercised	(26)	$1.35
Cancelled/forfeited	(99)	$1.40

Outstanding at December 31, 2009	5,281	$1.25	7.3	$8,471
Granted	53	$2.85
Exercised	(2)	$0.90
Cancelled/forfeited	(44)	$1.45

Outstanding at December 31, 2010	5,288	$1.25	6.3	$38,279
Granted	2,381	$13.02
Exercised	(1,015)	$1.01
Cancelled/forfeited	(53)	$6.58

Outstanding at December 31, 2011	6,601	$5.50	7.0	$30,996

Vested, exercisable and expected to vest at December 31, 2011	6,469	$5.40	6.9	$30,763
Exercisable at December 31, 2011	3,587	$1.32	5.3	$26,100

        The aggregate intrinsic value in the table above represents the difference between the estimated fair value of our common stock at December 31, 2011 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2011. The intrinsic value changes are based on the estimated fair value of our common stock. The total intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $9,754, $3 and $1, respectively. At December 31, 2011, total remaining stock-based compensation expense for unvested awards is $13,292, which is expected to be recognized over a weighted-average period of 3.3 years.

        Stock options to purchase 1,015,000, 2,000 and 26,000 shares of our common stock were exercised during the years ended December 31, 2011, 2010 and 2009 for cash proceeds of $1,028, $2 and $36, respectively.

        The weighted-average grant-date fair value of options granted for the years ended December 31, 2011, 2010 and 2009 was $6.68, $1.80 and $1.75, respectively.

        We realized $246 of tax benefits for the deductions from stock option exercises during 2011. There was no tax benefit realized for the tax deductions from stock options exercised during 2010 and 2009.

13. Employee benefit plan

        During 2002, we established a defined contribution savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet the IRS

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

13. Employee benefit plan (Continued)

requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Employer contributions of $285, $244 and $244 were made to the plan by us in 2011, 2010 and 2009, respectively.

14. Net income (loss) per share attributable to common stockholders:

        The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Numerator:
Net income (loss) attributable to common stockholders, basic	$4,662	$10,554	$(4,511)
Accretion of convertible preferred stock	—	5,020	—

Net income (loss) attributable to Boingo Wireless, Inc., diluted	$4,662	$15,574	$(4,511)

Denominator:
Weighted average common stock, basic	24,014	5,834	5,801
Effect of dilutive convertible preferred stock	—	22,846	—
Effect of dilutive stock options	3,457	3,204	—
Effect of dilutive common stock warrants	10	15	—

Weighted average common stock, diluted	27,481	31,899	5,801

Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$1.81	$(0.78)
Diluted	$0.17	$0.49	$(0.78)

        The following outstanding securities were not included in the computation of diluted net income (loss) per share as the inclusion would have been anti-dilutive for the periods indicated:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Convertible preferred stock using the if-converted method	7,699	—	22,846
Stock options, out-of-the-money using the treasury stock method	2,172	—	5,281
Common stock warrants	—	—	26
Preferred stock warrants	26	26	26

Total	9,897	26	28,179

15. Quarterly Financial Data (Unaudited)

        We revised previously issued financial statements to correct errors identified principally related to accounting for income taxes. None of the revisions were considered material to the periods impacted,

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

15. Quarterly Financial Data (Unaudited) (Continued)

as disclosed in Note 1 of the consolidated financial statements included in this annual report on Form 10-K. The net income and basic and diluted earnings per share amounts indicated below have been revised as indicated in Note 1.

Revised quarterly financial data amounts
(except for the three months ended September 30, 2011 and December 31, 2011 which did not require revision)

	For the Three Months Ended March 31, 2011			For the Three Months Ended June 30, 2011
	(Unaudited)			(Unaudited)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$21,028	$—	$21,028	$22,943	$—	$22,943
Income from operations	$1,729	$—	$1,729	$2,427	$—	$2,427
Net income (loss) attributable to common stockholders	$(329)	$181	$(148)	$1,392	$(99)	$1,293
Basic earnings per share	$(0.06)	$0.03	$(0.03)	$0.06	$—	$0.06
Diluted earnings per share	$(0.06)	$0.03	$(0.03)	$0.05	$—	$0.05

	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
	(Unaudited)	(Unaudited)
Revenue	$24,688	$25,899
Income from operations	$2,981	$4,040
Net income attributable to common stockholders	$1,662	$1,855
Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.05

	For the Three Months Ended March 31, 2010			For the Three Months Ended June 30, 2010
	(Unaudited)			(Unaudited)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$18,499	$—	$18,499	$20,298	$—	$20,298
Income from operations	$1,456	$—	$1,456	$2,389	$—	$2,389
Net income (loss) attributable to common stockholders	$(127)	$(70)	$(197)	$715	$(119)	$596
Basic earnings per share	$(0.02)	$(0.01)	$(0.03)	$0.12	$(0.02)	$0.10
Diluted earnings per share	$(0.02)	$(0.01)	$(0.03)	$0.07	$(0.01)	$0.06

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

15. Quarterly Financial Data (Unaudited) (Continued)

	For the Three Months Ended September 30, 2010			For the Three Months Ended December 31, 2010
	(Unaudited)			(Unaudited)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$20,214	$—	$20,214	$21,409	$—	$21,409
Income from operations	$2,622	$—	$2,622	$888	$—	$888
Net income attributable to common stockholders	$916	$(123)	$793	$9,210	$152	$9,362
Basic earnings per share	$0.16	$(0.02)	$0.14	$1.58	$0.02	$1.60
Diluted earnings per share	$0.07	$(0.01)	$0.06	$0.32	$—	$0.32

        Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings per share amounts do not equal the annual amounts reported.

16. Subsequent events:

        In January 2012, we entered into a new lease for our existing office space of approximately twenty-five thousand square feet in the Westwood area of Los Angeles, California. The lease term is from January 1, 2012 through February 28, 2018. The annual rent payments escalate over the term of the lease from $972 to $1,127.

        In February 2012, we granted 151,000 options for common stock with an exercise price of $8.57 per share to executive and non-executive personnel.

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

        (1)(2)    Financial Statements.    The following consolidated financial statements of Boingo Wireless, Inc., and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-2:

        All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or the notes thereto.

        (3)    Exhibits.    The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K. Each management contract or compensatory plan or arrangement is identified separately in item 15(b) hereof.

        (b)   Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2
3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4
4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2001.	S-1	04/13/2011	4.1
4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2
10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1
10.2	Amended and Restated 2001 Stock Incentive Plan.	S-1	01/14/2011	10.2
10.3	Form of Amended and Restated 2001 Stock Plan Stock Option Agreement.	S-1	01/14/2011	10.3
10.4	2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	03/21/2011	10.4
10.5	Letter agreement between the Registrant and David Hagan, dated April 11, 2011.	S-1	04/13/2011	10.5
10.6	Letter agreement between the Registrant and Edward Zinser, dated April 11, 2011.	S-1	04/13/2011	10.6
10.7	2010 Management Incentive Compensation Plan.	S-1	01/14/2011	10.7
10.8	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8
10.9	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	04/29/2011	10.9
10.9A	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A
10.10	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.	S-1	04/29/2011	10.10
10.10A	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.	S-1	04/29/2011	10.10A
10.11	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11

Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
10.12	Letter agreement between the Registrant and Niels Jonker, dated April 11, 2011.	S-1	04/13/2011	10.12
10.13	Letter agreement between the Registrant and Colby Goff, dated April 11, 2011.	S-1	04/13/2011	10.13
10.14	Letter agreement between the Registrant and Peter Hovenier, dated April 11, 2011.	S-1	04/13/2011	10.14
21.1	List of subsidiaries.	S-1	03/21/2011	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
101.INS	XBRL Instance Document†				X
101.SCH	XBRL Taxonomy Extension Schema Document†				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†				X

*
Furnished herewith

†
In accordance with Rule 406T of Regulation S-T, the information in this exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.