Form 10-Q
period 2012-03-31
BOINGO WIRELESS INC
filed 2012-05-11
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 34,710,737 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$55,452	$93,933
Restricted cash	465	465
Marketable securities	41,170	—
Accounts receivable, net	8,497	7,382
Prepaid expenses and other current assets	4,282	1,103
Deferred tax assets	2,366	2,366
Total current assets	112,232	105,249
Property and equipment, net	41,916	39,717
Goodwill	25,512	25,512
Other intangible assets, net	9,289	9,511
Deferred tax assets	4,083	4,083
Other assets	3,741	4,848
Total assets	$196,773	$188,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,406	$4,573
Accrued expenses and other liabilities	10,985	12,759
Deferred revenue	15,437	13,575
Current portion of capital leases	40	205
Total current liabilities	30,868	31,112
Deferred revenue, net of current portion	28,203	27,754
Long-term portion of capital leases	168	197
Other liabilities	621	778
Total liabilities	59,860	59,841

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 34,562 and 33,584 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	176,898	170,721
Accumulated deficit	(40,185)	(41,842)
Total common stockholders’ equity	136,716	128,882
Non-controlling interests	197	197
Total stockholders’ equity	136,913	129,079
Total liabilities and stockholders’ equity	$196,773	$188,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenue	$24,187	$21,028
Costs and operating expenses:
Network access	9,855	8,337
Network operations	3,454	3,724
Development and technology	2,658	2,484
Selling and marketing	2,251	1,629
General and administrative	3,327	2,564
Amortization of intangible assets	235	561
Total costs and operating expenses	21,780	19,299
Income from operations	2,407	1,729
Interest and other income (expense), net	56	(66)
Income before income taxes	2,463	1,663
Income taxes	658	479
Net income	1,805	1,184
Net income attributable to non-controlling interests	148	137
Net income attributable to Boingo Wireless, Inc.	1,657	1,047
Accretion of convertible preferred stock	—	(1,195)
Net income (loss) attributable to common stockholders	$1,657	$(148)

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.03)
Diluted	$0.05	$(0.03)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	33,969	5,899
Diluted	36,632	5,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2011	33,584	$3	$170,721	$(41,842)	$197	$129,079
Issuance of common stock upon exercise of stock options	978	—	1,375	—	—	1,375
Stock-based compensation expense	—	—	993	—	—	993
Excess tax benefits from stock-based compensation	—	—	3,809	—	—	3,809
Non-controlling interests distributions	—	—	—	—	(148)	(148)
Net income	—	—	—	1,657	148	1,805
Balance at March 31, 2012	34,562	$3	$176,898	$(40,185)	$197	$136,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$1,805	$1,184
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,515	2,529
Amortization of intangible assets	235	561
Stock-based compensation	993	206
Forgiveness of note receivable from stockholder	—	103
Excess tax benefits from stock-based compensation	(1,560)	—
Change in deferred income taxes	—	70
Changes in operating assets and liabilities:
Accounts receivable	(1,115)	73
Unbilled receivables	671	(227)
Prepaid expenses and other assets	1,242	940
Accounts payable	(312)	970
Accrued expenses and other liabilities	(3,122)	(2,604)
Deferred revenue	2,311	1,943
Net cash provided by operating activities	5,663	5,748
Cash flows from investing activities
Increase in restricted cash	—	(23)
Purchases of marketable securities available-for-sale	(41,170)	—
Purchases of property and equipment	(5,089)	(6,361)
Contractual payments related to business acquisition	(14)	(47)
Net cash used in investing activities	(46,273)	(6,431)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	1,560	—
Proceeds from exercise of stock options	1,375	109
Payments of capital leases	(164)	(122)
Payments to non-controlling interests	(642)	(547)
Net cash provided by (used in) financing activities	2,129	(560)
Net decrease in cash and cash equivalents	(38,481)	(1,243)
Cash and cash equivalents at beginning of year	93,933	25,721
Cash and cash equivalents at end of year	$55,452	$24,478
Supplemental disclosure of cash flow information
Cash paid for taxes	$279	$937
Supplemental disclosure of non-cash investing and financing activities
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	3,648	2,154
IPO costs in accounts payable, accrued expenses and other liabilities	—	854
Accretion of convertible preferred stock	—	1,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, us or our”) is a leading global provider of mobile Wi-Fi Internet solutions. Our solutions enable individuals to access our extensive global Wi-Fi network with devices such as smartphones, laptops and tablet computers. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2012 and 2011 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 contained in our annual report on Form 10-K filed with the SEC on April 13, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations for the three months ended March 31, 2012 and 2011, our results of cash flows for the three months ended March 31, 2012 and 2011, and our financial position as of March 31, 2012. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within our normal operating cycle. At March 31, 2012 and December 31, 2011, we had $41,170 and $0 in short-term marketable securities, respectively, and no long-term marketable securities.

Marketable securities are reported at fair value with the related unrealized gains and losses reported as other comprehensive income (loss) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. No significant unrealized gains and losses have been reported during the periods presented. Factors considered by us in assessing whether an other-than-temporary impairment has occurred include the nature of the investment, whether the decline in fair value is attributable to specific adverse conditions affecting the investment, the financial condition of the investee, the severity and the duration of the impairment and whether we have the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. Any realized gains or losses on the sale of investments are reflected as a component of interest and other income (expense), net.

For the three months ended March 31, 2012, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

Revenue recognition

We generate revenue from several sources including: (i) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, (ii) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees and (iii) wholesale customers that are telecom operators under long-term contracts for access to our distributed antenna system (“DAS”) at our managed and operated locations. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

Subscription fees from retail customers are paid monthly in advance by charge card and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Our charge card processor withheld three percent of our sales for future refunds for a period of six months from the month of activity, which was recognized as revenue at the time of sale because the reserve balance was not used to provide refunds to customers. The reserve amount was subject to credit evaluations and biannual reviews. Based on the contract terms with the charge card processor as of November 2011, we are no longer required to withhold sales, and as a result, at March 31, 2012, we had no charge card reserve. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

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

We may provide professional services for initial implementation services for certain platform and DAS arrangements. For our existing arrangements that are accounted for under ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements, we defer recognition of the full arrangement consideration including the initial implementation activities, and recognize all revenue ratably over the wholesale service period, as we do not have  evidence of fair value for the undelivered elements in the arrangement.   Upon the adoption of ASU 2009-13, Revenue Recognition (Topic 605) — Multiple Deliverable Revenue Arrangements on January 1, 2011, certain of our platform service or DAS arrangements may require the initial implementation services to be accounted for as a separate unit of accounting.  For such arrangements entered into or materially modified after January 1, 2011, we allocate arrangement consideration at the inception of the arrangement to all units of accounting based on the relative selling price method.  We recognize the revenue associated with any implementation services that qualify for separate units of accounting upon completion of such services and all other revenue will be recognized ratably over the remaining term of the wholesale service agreement.

Advertising and other revenue is recognized when the services are performed.

Revision of prior period financial statements

During the three months ended December 31, 2011, prior period errors were identified relating to accounting for income taxes that primarily resulted from the Company’s improper recording of the following: deferred income taxes on the 2006 acquisition of Concourse Communications Group, LLC, the valuation allowance release, and tax benefits related to stock-based compensation. These errors impacted periods beginning in the year ended December 31, 2006 and subsequent periods through September 30, 2011.

In evaluating whether our previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would have been material in the year ended December 31, 2011, if the entire correction was recorded in the fourth quarter of 2011. As such, the revisions for these corrections to the applicable prior periods, including for the three months ended March 31, 2011, are reflected in the financial information herein and will be reflected in future filings containing such financial information.

The prior period unaudited condensed consolidated financial statements for the three months ended March 31, 2011 included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below.

Revised unaudited condensed consolidated balance sheet amounts

	March 31, 2011
	As Previously Reported	Adjustment	As Revised
Deferred tax assets	$3,572	$(1,978)	$1,594
Total current assets	$49,027	$(1,978)	$47,049
Deferred tax assets, non-current	$6,446	$1,167	$7,613
Total assets	$133,776	$(811)	$132,965
Accrued expenses and other liabilities	$8,996	$353	$9,349
Total current liabilities	$28,787	$353	$29,140
Total liabilities	$59,227	$353	$59,580
Accumulated deficit	$(45,173)	$(1,164)	$(46,337)
Total common stockholders’ deficit	$(49,748)	$(1,164)	$(50,912)
Total stockholders’ deficit	$(49,615)	$(1,164)	$(50,779)
Total liabilities and stockholders’ deficit	$133,776	$(811)	$132,965

Revised unaudited condensed consolidated statements of operations amounts

	For the Three Months Ended March 31, 2011
	As Previously Reported	Adjustment	As Revised
Income tax expense	$660	$(181)	$479
Net income	$1,003	$181	$1,184
Net income attributable to Boingo Wireless, Inc.	$866	$181	$1,047
Net loss attributable to common stockholders	$(329)	$181	$(148)
Net loss per share attributable to common stockholders—Basic	$(0.06)	$0.03	$(0.03)
Net loss per share attributable to common stockholders—Diluted	$(0.06)	$0.03	$0.03)

Revised unaudited condensed consolidated statements of cash flow amounts

	For the Three Months Ended March 31, 2011
	As Previously Reported	Adjustment	As Revised
Net income	$1,003	$181	$1,184
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Change in deferred income taxes	$251	$(181)	$70

The revisions did not change the net cash flows provided by or used in operating, investing or financing activities for the three months ended March 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income (“OCI”) as part of the statement of stockholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. The ASU does not change the items that must be reported in OCI. Subsequently, the FASB issued ASU 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 defers indefinitely the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated OCI by component in both the income statement and the statement in which OCI is presented.  ASU 2011-12 does not change the other provisions instituted within ASU 2011-05.   The Company adopted this standard effective January 1, 2012.  The adoption of this standard had no material impact on our financial position, results of operations or cash flows as the Company’s comprehensive income currently equals net income.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRS, which amends the wording used to describe many of the requirements in GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of this standard had no material impact on our financial position, results of operations or cash flows.

3. Cash and cash equivalents and marketable securities

Cash and cash equivalents, and marketable securities consisted of the following:

	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$14,329	$12,851
Money market accounts	41,123	81,082
Total cash and cash equivalents	$55,452	$93,933
Short-term marketable securities—available-for-sale:
Marketable securities	$41,170	$—
Total short-term marketable securities	$41,170	$—

All contractual maturities of marketable securities were less than one year at March 31, 2012. These consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better.  For the three months ended March 31, 2012, and 2011, interest income was $26 and $9, respectively, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations.

4. Property and equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011

Leasehold improvements	$63,088	$60,030
Construction in progress	10,314	7,059
Computer equipment	6,930	6,674
Software	5,956	5,818
Office equipment	407	400
Total property and equipment	86,695	79,981
Less: accumulated depreciation and amortization	(44,779)	(40,264)
Total property and equipment, net	$41,916	$39,717

Depreciation and amortization of property and equipment is allocated as follows on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011

Network access	$3,665	$1,732
Network operations	674	559
Development and technology	150	202
General and administrative	26	36
Total depreciation and amortization of property and equipment	$4,515	$2,529

5. Fair value measurement

ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require us  to use present value and other valuation techniques in the determination of fair value (Level 3). The following table sets forth our financial assets that are measured at fair value on a recurring basis:

At March 31, 2012	Level 1	Level 2	Total

Assets:
Cash equivalents	$41,123	$—	$41,123
Marketable securities available-for-sale	—	41,170	41,170
Restricted cash	465	—	465
Total assets	$41,558	$41,170	$82,758

At December 31, 2011	Level 1	Level 2	Total

Assets:
Cash equivalents	$81,082	$—	$81,082
Marketable securities available-for-sale	—	—	—
Restricted cash	465	—	465
Total assets	$81,547	$—	$81,547

Our marketable securities available-for-sale utilize Level 2 inputs and consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.  Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturities are classified as Level 2 securities. The fair value of our fixed maturity marketable securities available-for-sale is derived through the use of a third party pricing source or recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data.

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2012	December 31, 2011

Revenue share	$3,731	$3,915
Salaries and wages	2,053	3,934
Accrued for construction-in-progress	1,705	688
Accrued partner network	1,193	1,274
Deferred service usage credits	423	634
Deferred rent	535	223
Amounts due to non-controlling interests	126	557
Other	1,219	1,534
Total accrued expenses and other liabilities	$10,985	$12,759

7. Income taxes

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

During the three months ended March 31, 2012, we recognized excess windfall tax benefits of $3.8 million from stock option exercises. These benefits will decrease income taxes payable for the year ended December 31, 2012, and were recorded as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2012.

Income tax expense of $658 and $479 reflects an effective tax rate of 26.7% and 28.8% for the three months ended March 31, 2012 and 2011, respectively.  Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options for the three months ended March 31, 2012 and incentive stock options that were recharacterized as nonqualified stock options for the three months ended March 31, 2011. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of incentive stock options if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we may receive a tax deduction. We do not record tax benefits related to incentive stock options unless and until a disqualifying disposition is reported. At March 31, 2012, we have deferred tax assets of $6,449, which includes net operating loss carry-forwards and other losses. As of March 31, 2012, we have recorded no liability for income taxes associated with uncertain tax positions.

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

8. Commitments and contingencies

Litigation

From time to time, we may be subject to claims arising out of the operations in the normal course of business. We are not a party to any such other litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

9. Stock incentive plans

In March, 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”) under which 5,511,288 shares of common stock are reserved for issuance.  The 2011 Plan provides for the grant of incentive and nonstatuatory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year commencing in 2012, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.

No further awards will be made under our 2001 Plan, and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

The significant assumptions used for newly issued stock option grants for the three months ended March 31, 2012 were an expected term of 6.1 years, an expected volatility of 49.9%, a risk free rate of return of 1.1% and no expected dividends.

We recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2012	2011

Network operations	$5	$19
Development and technology	200	35
Selling and marketing	210	40
General and administrative	578	112
Total stock-based compensation	$993	$206

A summary of the stock option activity under the Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,601	$5.50	7.0	$30,996
Granted	151	$8.57	9.9
Exercised	(978)	$1.33	5.2
Cancelled/forfeited	(143)	$11.10
Outstanding at March 31, 2012	5,631	$6.16	7.03	$36,284
Vested and expected to vest at March 31, 2012	5,502	$6.06	7.0	$35,942
Exercisable at March 31, 2012	2,756	$1.52	5.1	$29,208

10. Net income (loss) per share attributable to common stockholders:

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended March 31,
	2012	2011

Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$1,657	$(148)
Denominator:
Weighted average common stock, basic	33,969	5,899
Effect of dilutive stock options	2,663	—
Weighted average common stock, dilutive	36,632	5,899
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.03)
Diluted	$0.05	$(0.03)

The following outstanding securities were not included in the computation of diluted net income (loss) per share as the inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2011

Convertible preferred stocks	—	22,846
Options to purchase common stock	2,033	4,195
Warrants to purchase common stock	—	26
Warrants to purchase preferred stock	—	26
Total	2,033	27,093

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities Exchange Commission on April 13, 2012.

Forward-Looking Statements

We revised previously issued financial statements to correct errors identified related to accounting for income taxes. The revisions were immaterial to the periods impacted, as disclosed in Note 2 of the condensed consolidated financial statements included in this report on Form 10-Q. All amounts in Item 2 of this filing are provided as revised.

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

We make it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally. Our solution includes easy-to-use software for Wi-Fi enabled devices such as smartphones, laptops and tablet computers, and our sophisticated back-end system infrastructure that detects and enables one-click access to our extensive global Wi-Fi network. Individuals use our solutions to access what we believe is the world’s largest commercial Wi-Fi network, consisting of over 500,000 Wi-Fi locations, or hotspots, in over 100 countries at venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants.

We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. As of March 31, 2012, we have grown our subscriber base to 264,000, an increase of 23.4% over the same prior year period.

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

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) attributable to common stockholders plus depreciation and amortization of property and equipment, accretion of convertible preferred stock, income taxes, amortization of other intangible assets, stock-based compensation expense, non-controlling interests’ expense and interest and other (expense) income, net.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                       Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•                       it is useful to exclude non-cash charges, such as accretion of convertible preferred stock, depreciation and amortization of property and equipment and asset impairment, amortization of other intangible assets and stock-based compensation, and non-core operational charges such as acquisition-related expense, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

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

The following provides a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands)

Net income (loss) attributable to common stockholders	$1,657	$(148)
Depreciation and amortization of property and equipment	4,515	2,529
Accretion of convertible preferred stock	—	1,195
Income tax expense	658	479
Amortization of other intangible assets	235	561
Stock-based compensation expense	993	206
Non-controlling interests	148	137
Interest expense (income), net	(56)	66
Adjusted EBITDA	$8,150	$5,025

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$24,187	$21,028
Costs and operating expenses:
Network access	9,855	8,337
Network operations	3,454	3,724
Development and technology	2,658	2,484
Selling and marketing	2,251	1,629
General and administrative	3,327	2,564
Amortization of intangible assets	235	561
Total costs and operating expenses	21,780	19,299
Income from operations	2,407	1,729
Interest and other (expense) income, net	56	(66)
Income before income taxes	2,463	1,663
Income taxes	658	479
Net income	1,805	1,184
Net income attributable to non-controlling interests	148	137
Net income attributable to Boingo Wireless, Inc.	1,657	1,047
Accretion of convertible preferred stock	—	(1,195)
Net income (loss) attributable to common stockholders	$1,657	$(148)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands)
Depreciation and amortization expense included in the above line items:
Network access	$3,665	$1,732
Network operations	674	559
Development and technology	150	202
General and administrative	26	36
Total	$4,515	$2,529

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands)
Stock-based compensation expense included in the above line items:
Network operations	$5	$19
Development and technology	200	35
Selling and marketing	210	40
General and administrative	578	112
Total	$993	$206

The $2.0 million increase in depreciation and amortization of property and equipment for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is primarily a result of $1.3 million from a one-time airport DAS build-out project.

The $0.8 million increase in stock-based compensation expense for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is primarily a result of the May 3, 2011 option grants in which 2.2 million shares were granted.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	40.7	39.6
Network operations	14.3	17.7
Development and technology	11.0	11.8
Selling and marketing	9.3	7.8
General and administrative	13.8	12.2
Amortization of intangible assets	1.0	2.7
Total costs and operating expenses	90.1	91.8
Income from operations	9.9	8.2
Interest and other income (expense), net	0.2	(0.3)
Income before income taxes	10.1	7.9
Income taxes	2.7	2.2
Net income	7.4	5.7
Net income attributable to non-controlling interests	0.6	0.7
Net income attributable to Boingo Wireless, Inc.	6.8	5.0
Accretion of convertible preferred stock	—	(5.7)
Net income (loss) attributable to common stockholders	6.8%	(0.7)%

Three Months ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$7,846	$6,756	$1,090	16.1%
Retail single-use	3,616	3,802	(186)	(4.9)%
Wholesale	12,084	9,517	2,567	27.0%
Advertising and other	641	953	(312)	(32.7)%
Total revenue	$24.187	$21,028	$3,159	15.0%

Key business metrics:
Subscribers	264	214	50	23.4%
Monthly churn	10.0%	9.4%	0.6%	6.4%
Connects	3,586	2,926	660	22.6%

There are three key metrics that we use to monitor results and activity in the business as follows:

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

Connects.  This metric shows how often individuals connect to our global Wi-Fi network in a given period.  The connects include retail and wholesale customers in both customer pay locations and customer free locations where we are a paid service provider and/or sponsorship and/or promotion fees.  We count each connect as a single connect regardless of how many times the individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

Total revenue. Total revenue increased $3.2 million or 15.0%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Retail subscription. Retail subscription revenue increased $1.1 million, or 16.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to a 23.4% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone or tablet subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $0.2 million, or 4.9%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. We believe that the decrease in single-use connects was due primarily to the increase in new customers that opted for subscriptions and increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access.

Wholesale.  Wholesale revenue increased $2.6 million, or 27.0%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to $1.4 million from a new one-time DAS build-out project for an airport location, and $0.6 million from all other managed and operated locations, $0.3 million from increased partner usage-based fees and $0.3 million from DAS access and usage fees.

Advertising and other.  Advertising and other revenue decreased $0.3 million, or 32.7%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due primarily to the lower level of sponsorships in the first quarter of 2012.

Costs and Operating Expenses

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$9,855	$8,337	$1,518	18.2%
Network operations	3,454	3,724	(270)	(7.3)%
Development and technology	2,658	2,484	174	7.0%
Selling and marketing	2,251	1,629	622	38.2%
General and administrative	3,327	2,564	763	29.8%
Amortization of intangible assets	235	561	(326)	(58.1)%
Total costs and operating expenses	$21,780	$19,299	$2,481	12.9%

Network access. Network access costs increased $1.5 million, or 18.2%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The change reflects increases of $1.3 million from a one-time airport DAS build-out project, $0.6 million from other DAS build-out projects and $0.4 million from revenue share paid to venues in our managed and operated locations. The increase was partially offset by decreases of $0.7 million from customer usage at partner venues and $0.1 million in bandwidth and other internet connectivity expenses.

Network operations. Network operations expenses decreased $0.3 million, or 7.3%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to a decrease in personnel related expenses.

Development and technology. Development and technology expenses remained relatively unchanged for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Selling and marketing. Selling and marketing expenses increased $0.6 million, or 38.2%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to a $0.4 million increase in personnel related expenses, inclusive of $0.2 million in stock-based compensation expenses, and a $0.2 million increase in marketing expenses.

General and administrative.  General and administrative expenses increased $0.8 million, or 29.8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to $0.6 million increase in personnel related expenses, inclusive of $0.4 million in stock-based compensation expenses, a $0.1 million increase in insurance expenses, and a $0.1 million increase in professional fees.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.3 million, or 58.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease was due to certain acquired assets being fully amortized during 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.1 million due primarily to an increase in gains from foreign currency transactions for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Income Taxes

Income taxes increased $0.2 million in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  This increase was due to the increase in income before income taxes of $0.8 million or 48.1%, offset partially by a decrease in our effective tax rate as compared to the three months ended March 31, 2011.

Non-controlling Interests

Non-controlling interests remained relatively unchanged for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Adjusted EBITDA

Adjusted EBITDA was $8.2 million, up 62.2% from the $5.0 million recorded in the comparable 2011 quarter.  As a percent of revenue, Adjusted EBITDA was 33.7%, up from 23.9% of revenue in the comparable 2011 quarter. The Adjusted EBITDA increase was due primarily to greater net income of $1.8 million, $1.3 million from an airport DAS build-out project, and $0.6 million from other DAS build-out projects. These increases were partially offset by the accretion of convertible preferred stock which was an add-back in the prior year quarter.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and, prior to our initial public offering (“IPO”), private placements of preferred equity securities and common stock.  Our primary sources of liquidity as of March 31, 2012 consisted of $55.5 million of cash and cash equivalents and $41.2 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, internal capital expenditures and external capital expenditures for expansion of existing and new managed and operated locations will be our principal needs for liquidity over the near term. Our capital expenditures in the first quarter of 2012 were $5.1 million; with $4.2 million for DAS build-out projects which were reimbursed by the telecom operators.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the three months ended March 31:

	2012	2011
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$5,663	$5,748
Net cash used in investing activities	(46,273)	(6,431)
Net cash provided by (used in) financing activities	2,129	(560)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2012, we generated $5.7 million of net cash from operating activities which consisted of net income including non-controlling interests expense of $1.8 million, adjusted for non-cash charges for depreciation and amortization of property and equipment of $4.5 million, excess tax benefits from stock-based compensation expense of ($1.5) million, stock-based compensation expense of $1.0 million, amortization of intangible assets of $0.2 million, and the reduction due to changes in working capital of $(0.3) million. The increase in depreciation and amortization of property and equipment was primarily due to our significant investment in DAS networks since the three months ended March 31, 2011. The increase in stock-based compensation expense was primarily due to the May 3, 2011, stock option grant of 2.2 million options to employees and directors.  The $0.3 million use of cash from working capital, compared to the $1.1 million source of cash in the prior year quarter, was due primarily to accounts payable and accrued expenses and other liabilities of $3.4 million, accounts receivable of $1.1 million, partially offset by greater deferred revenue and prepaid expenses and other assets.

Net Cash Used in Investing Activities

For the three months ended March 31, 2012, we used $46.3 million in investing activities.  This increase is primarily due to our acquisition of $41.2 million of short-term marketable securities and purchases of $5.1 million of property and equipment, primarily related to DAS build-out projects in our managed and operated locations.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2012, we generated $2.1 million in financing activities.  This is primarily due to a $1.5 million non-cash source from excess tax benefits for stock-based compensation expense and a $1.4 million increase in proceeds from the exercise of stock options, partially offset by payments to non-controlling interests of $0.6 million and payments of capital leases of $0.2 million.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on April 13, 2012.

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

We had cash and cash equivalents of $55.5 million and $93.9 million at March 31, 2012 and December 31, 2011, respectively. We held these amounts primarily in cash or money market funds.  We had marketable securities of $41.2 million at March 31, 2012 and none at December 31, 2011.

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments classified as cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less. Our marketable securities are also highly liquid and classified as short-term because they are expected to be realized within one year.  We do not use derivative financial instruments for speculative or trading purposes. We may, however, adopt specific hedging strategies in the future.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2012, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this assessment, as of March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting related to income taxes described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of the material weakness described below, management believes that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented in accordance with generally accepted accounting principles.

As of December 31, 2011, we did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with generally accepted accounting principles. Specifically, we did not have sufficient review and control with respect to the complete and accurate recording of deferred income tax assets and related valuation allowance, accrued taxes and income tax expense. This control deficiency contributed to adjustments and revisions to prior year financial statements amounts that are reflected in the condensed consolidated financial statements for the three months ended March 31, 2011. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Edward Zinser, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certification of David Hagan, Chief Executive Officer, and Edward Zinser, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 for each of Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 for each of Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 for each of Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity (Deficit) for each of Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†

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

BOINGO WIRELESS, INC.

Date: May 11, 2012	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: May 11, 2012	By:	/s/ EDWARD ZINSER
Edward Zinser
Chief Financial Officer
(Principal Accounting Officer)