Form 10-Q
period 2012-06-30
BOINGO WIRELESS INC
filed 2012-08-14
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, there were 35,031,475 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$56,026	$93,933
Restricted cash	465	465
Marketable securities	42,195	—
Accounts receivable, net	7,887	7,382
Prepaid expenses and other current assets	3,153	1,103
Deferred tax assets	2,366	2,366
Total current assets	112,092	105,249
Property and equipment, net	43,859	39,717
Goodwill	25,512	25,512
Other intangible assets, net	9,067	9,511
Deferred tax assets	4,083	4,083
Other assets	3,905	4,848
Total assets	$198,518	$188,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,920	$4,573
Accrued expenses and other liabilities	11,284	12,759
Deferred revenue	16,281	13,575
Current portion of capital leases	41	205
Total current liabilities	32,526	31,112
Deferred revenue, net of current portion	26,924	27,754
Long-term portion of capital leases	157	197
Other liabilities	464	778
Total liabilities	60,071	59,841

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 34,991and 33,584 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4	3
Additional paid-in capital	176,970	170,721
Accumulated deficit	(38,724)	(41,842)
Total common stockholders’ equity	138,250	128,882
Non-controlling interests	197	197
Total stockholders’ equity	138,447	129,079
Total liabilities and stockholders’ equity	$198,518	$188,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$24,302	$22,943	$48,489	$43,971
Costs and operating expenses:
Network access	9,661	9,169	19,516	17,506
Network operations	3,748	3,944	7,202	7,668
Development and technology	2,834	2,259	5,492	4,743
Selling and marketing	2,419	1,826	4,670	3,455
General and administrative	3,157	2,810	6,484	5,374
Amortization of intangible assets	247	508	482	1,069
Total costs and operating expenses	22,066	20,516	43,846	39,815
Income from operations	2,236	2,427	4,643	4,156
Interest and other income (expense), net	81	(239)	137	(305)
Income before income taxes	2,317	2,188	4,780	3,851
Income taxes	709	312	1,367	791
Net income	1,608	1,876	3,413	3,060
Net income attributable to non-controlling interests	147	145	295	282
Net income attributable to Boingo Wireless, Inc.	1,461	1,731	3,118	2,778
Accretion of convertible preferred stock	—	(438)	—	(1,633)
Net income attributable to common stockholders	$1,461	$1,293	$3,118	$1,145

Net income per share attributable to common stockholders:
Basic	$0.04	$0.06	$0.09	$0.08
Diluted	$0.04	$0.05	$0.08	$0.06

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	34,799	23,258	34,384	14,927
Diluted	37,403	27,269	37,321	18,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2011	33,584	$3	$170,721	$(41,842)	$197	$129,079
Issuance of common stock upon exercise of stock options	1,407	1	1,883	—	—	1,884
Stock-based compensation expense	—	—	1,945	—	—	1,945
Excess tax benefits from stock-based compensation	—	—	2,421	—	—	2,421
Non-controlling interests distributions	—	—	—	—	(295)	(295)
Net income	—	—	—	3,118	295	3,413
Balance at June 30, 2012	34,991	$4	$176,970	$(38,724)	$197	$138,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$3,413	$3,060
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,873	5,339
Amortization of intangible assets	482	1,069
Stock-based compensation	1,945	930
Forgiveness of note receivable from stockholder	—	103
Excess tax benefits from stock-based compensation	(588)	—
Change in fair value of preferred stock warrants	—	140
Change in deferred income taxes	—	234
Changes in operating assets and liabilities:
Accounts receivable	(505)	461
Unbilled receivables	—	(266)
Prepaid expenses and other assets	1,616	470
Accounts payable	214	(2,273)
Accrued expenses and other liabilities	(3,006)	(1,790)
Deferred revenue	1,876	2,423
Net cash provided by operating activities	13,320	9,900
Cash flows from investing activities
Increase in restricted cash	—	(52)
Purchases of marketable securities available-for-sale	(42,195)	—
Purchases of property and equipment	(10,675)	(9,793)
Contractual payments related to business acquisition	(14)	(81)
Net cash used in investing activities	(52,884)	(9,926)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	588	—
Proceeds from exercise of stock options	1,885	558
Payments of capital leases	(174)	(237)
Payments to non-controlling interests	(642)	(547)
Proceeds from issuance of common stock upon initial public offering	—	48,297
Offering costs	—	(2,073)
Net cash provided by financing activities	1,657	45,998
Net decrease in cash and cash equivalents	(37,907)	45,972
Cash and cash equivalents at beginning of year	93,933	25,721
Cash and cash equivalents at end of year	$56,026	$71,693
Supplemental disclosure of cash flow information
Cash paid for taxes	$279	$1,173
Supplemental disclosure of non-cash investing and financing activities
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	3,363	2,093
Offering costs in accounts payable, accrued expenses and other liabilities	—	456
Accretion of convertible preferred stock	—	1,633
Conversion of convertible preferred stock into common stock	—	124,602
Exercise and conversion of preferred stock warrants into common stock	—	272

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2012 and 2011 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 contained in our annual report on Form 10-K filed with the SEC on April 13, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations for the three and six months ended June 30, 2012 and 2011, our results of cash flows for the six months ended June 30, 2012 and 2011, and our financial position as of June 30, 2012. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within our normal operating cycle. At June 30, 2012 and December 31, 2011, we had $42,195 and $0 in short-term marketable securities, respectively, and no long-term marketable securities.

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

For the six months ended June 30, 2012, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

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

Subscription fees from retail customers are paid monthly in advance by charge card and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Our charge card processor withheld three percent of our sales for future refunds for a period of six months from the month of activity, which was recognized as revenue at the time of sale because the reserve balance was not used to provide refunds to customers. The reserve amount was subject to credit evaluations and biannual reviews. Based on the contract terms with the charge card processor as of November 2011, we are no longer required to withhold sales, and as a result, at June 30, 2012, we had no charge card reserve. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

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

In evaluating whether our previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would have been material in the year ended December 31, 2011, if the entire correction was recorded in the fourth quarter of 2011. As such, the revisions for these corrections to the applicable prior periods, including for the three and six months ended June 30, 2011, are reflected in the financial information herein and will be reflected in future filings containing such financial information.

The prior period unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below.

Revised unaudited condensed consolidated balance sheet amounts

	June 30, 2011
	As Previously Reported	Adjustment	As Revised
Deferred tax assets	$3,572	$(1,978)	$1,594
Total current assets	$94,749	$(1,978)	$92,771
Deferred tax assets, non-current	$6,381	$1,843	$8,224
Total assets	$180,503	$(135)	$180,368
Accrued expenses and other liabilities	$10,020	$1,128	$11,148
Total current liabilities	$26,029	$1,128	$27,157
Total liabilities	$56,892	$1,128	$58,020
Accumulated deficit	$(44,096)	$(1,263)	$(45,359)
Total common stockholders’ equity	$123,457	$(1,263)	$122,194
Total stockholders’ equity	$123,611	$(1,263)	$122,348
Total liabilities and stockholders’ equity	$180,503	$(135)	$180,368

Revised unaudited condensed consolidated statements of operations amounts

	For the Three Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Income tax expense	$213	$99	$312
Net income	$1,975	$(99)	$1,876
Net income attributable to Boingo Wireless, Inc.	$1,830	$(99)	$1,731
Net income attributable to common stockholders	$1,392	$(99)	$1,293
Net income per share attributable to common stockholders—Basic	$0.06	$—	$0.06
Net income per share attributable to common stockholders—Diluted	$0.05	$—	$0.05

	For the Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Income tax expense	$873	$(82)	$791
Net income	$2,978	$82	$3,060
Net income attributable to Boingo Wireless, Inc.	$2,696	$82	$2,778
Net income attributable to common stockholders	$1,063	$82	$1,145
Net income per share attributable to common stockholders—Basic	$0.07	$0.01	$0.08
Net income per share attributable to common stockholders—Diluted	$0.06	$—	$0.06

Revised unaudited condensed consolidated statements of cash flow amounts

	For the Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Net income	$2,978	$82	$3,060
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Change in deferred income taxes	$316	$(82)	$234

The revisions did not change the net cash flows provided by or used in operating, investing or financing activities for the six months ended June 30, 2011.

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

3. Cash and cash equivalents and marketable securities

Cash and cash equivalents, and marketable securities consisted of the following:

	June 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$15,274	$12,851
Money market accounts	40,752	81,082
Total cash and cash equivalents	$56,026	$93,933
Short-term marketable securities—available-for-sale:
Marketable securities	$42,195	$—
Total short-term marketable securities	$42,195	$—

All contractual maturities of marketable securities were less than one year at June 30, 2012. These consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better.  For the six months ended June 30, 2012, and 2011, interest income was $82 and $18, respectively, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations.

4. Property and equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011

Leasehold improvements	$73,054	$60,030
Construction in progress	5,534	7,059
Computer equipment	7,016	6,674
Software	5,955	5,818
Office equipment	411	400
Total property and equipment	91,970	79,981
Less: accumulated depreciation and amortization	(48,111)	(40,264)
Total property and equipment, net	$43,859	$39,717

Depreciation and amortization of property and equipment is allocated as follows on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Network access	$2,479	$1,927	$6,144	$3,659
Network operations	716	620	1,390	1,178
Development and technology	130	237	280	439
General and administrative	33	26	59	63
Total depreciation and amortization of property and equipment	$3,358	$2,810	$7,873	$5,339

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

At June 30, 2012	Level 1	Level 2	Total

Assets:
Cash equivalents	$40,752	$—	$40,752
Marketable securities available-for-sale	—	42,195	42,195
Total assets	$40,752	$42,195	$82,947

At December 31, 2011	Level 1	Level 2	Total

Assets:
Cash equivalents	$81,082	$—	$81,082
Marketable securities available-for-sale	—	—	—
Total assets	$81,082	$—	$81,082

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

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2012	December 31, 2011

Revenue share	$3,381	$3,915
Salaries and wages	2,251	3,934
Accrued for construction-in-progress	1,792	688
Accrued partner network	859	1,274
Deferred service usage credits	211	634
Deferred rent	585	223
Accrued taxes	274	682
Amounts due to non-controlling interests	253	557
Other	1,678	852
Total accrued expenses and other liabilities	$11,284	$12,759

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

During the six months ended June 30, 2012, we recognized excess windfall tax benefits of $2.4 million from stock option exercises. These benefits will decrease income taxes payable for the year ended December 31, 2012, and were recorded as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012.

Income tax expense of $1,367 and $791 reflects an effective tax rate of 28.6% and 20.5% for the six months ended June 30, 2012 and 2011, respectively.  Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options for the six months ended June 30, 2012 and incentive stock options that were recharacterized as nonqualified stock options for the six months ended June 30, 2011. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of incentive stock options if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we may receive a tax deduction. We do not record tax benefits related to incentive stock options unless and until a disqualifying disposition is reported. At June 30, 2012, we have deferred tax assets of $6,449, which includes net operating loss carry-forwards and other losses. As of June 30, 2012, we have recorded no liability for income taxes associated with uncertain tax positions.

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

9. Stock incentive plans

In March, 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”) under which 5,511,288 shares of common stock are reserved for issuance.  The 2011 Plan provides for the grant of incentive and nonstatuatory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.

No further awards will be made under our Amended and Restated 2001Stock Incentive Plan (“2001 Plan”), which terminated pursuant to its term.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

The weighted average assumptions used for newly issued stock option grants for the six months ended June 30, 2012 were an expected term of 6.1 years, an expected volatility of 49.9%, a risk free rate of return of 1.1% and no expected dividends.

We recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Network operations	$105	$92	$111	$110
Development and technology	222	125	421	161
Selling and marketing	191	134	401	174
General and administrative	434	344	1,012	456
Total stock-based compensation	$952	$695	$1,945	$901

A summary of the stock option activity under the Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,601	$5.50	7.0	$30,996
Granted	379	$9.60
Exercised	(1,407)	$1.34
Cancelled/forfeited	(192)	$10.89
Outstanding at June 30, 2012	5,381	$6.68	6.96	$30,344
Vested and expected to vest at June 30, 2012	5,219	$6.49	6.91	$30,268
Exercisable at June 30, 2012	2,831	$2.08	5.26	$27,322

10. Net income per share attributable to common stockholders:

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Numerator:
Net income attributable to common stockholders, basic and diluted	$1,461	$1,293	$3,118	$1,145
Denominator:
Weighted average common stock, basic	34,799	23,258	34,384	14,927
Effect of dilutive stock options	2,604	3,989	2,937	3,953
Effect of dilutive common stock warrants	—	22	—	22
Weighted average common stock, dilutive	37,403	27,269	37,321	18,902
Net income per share attributable to common stockholders:
Basic	$0.04	$0.06	$0.09	$0.08
Diluted	$0.04	$0.05	$0.08	$0.06

The following outstanding securities were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Convertible preferred stocks	—	8,284	—	22,846
Options to purchase common stock	2,410	2,164	2,391	2,164
Warrants to purchase preferred stock	—	17	—	17
Total	2,410	10,465	2,391	25,027

11. Subsequent Events:

On August 6, 2012, we acquired the assets of Cloud 9 Wireless, Inc. for $3.5 million plus other contingent consideration. Cloud 9 provides Wi-Fi sponsorship and location-based advertising at more than 6,000 airports, hotels, bars and restaurants, and recreational areas in the U.S. and Canada. Due to the timing of the closing, we have not completed the purchase accounting associated with the acquisition as of the date of this report.

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

We make it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally. We also manage and operate a distributed antenna system infrastructure, or DAS which is a cellular extension network. Our solution includes easy-to-use software for Wi-Fi enabled devices such as smartphones, laptops and tablet computers, and our sophisticated back-end system infrastructure that detects and enables one-click access to our extensive global Wi-Fi network. Individuals use our solutions to access what we believe is the world’s largest commercial Wi-Fi network, consisting of over 550,000 Wi-Fi locations, or hotspots, in over 100 countries at venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants.

We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. As of June 30, 2012, we have grown our subscriber base to 287,000, an increase of 25.3% over the prior year period.

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

The mobile Internet is a complex and constantly evolving ecosystem, comprised of over a billion mobile Internet-enabled devices from dozens of manufacturers, which are powered by many different operating systems. Devices use different network technologies and must be configured with the appropriate software to detect and optimize a connection to the mobile Internet. This complexity is amplified as new device models and operating systems are released, new categories of devices become Internet-enabled, and new network technologies emerge. The increasing number of mobile Internet-enabled devices in this ecosystem is causing an even more rapid increase in data consumption. Despite spending billions of dollars every year to expand their networks, network and telecom operators still face capacity-strained networks. Innovations in broadband technologies such as 3G and 4G will not be sufficient to relieve the strain on networks. We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions. Key elements of our strategy to extend that lead are to:

•        extend footprint via our neutral-host business model;

•        expand our partner relationships;

•        increase the installed base of our software;

•        grow our business internationally and

•        drive new revenue sources.

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

The following provides a reconciliation of net income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)

Net income attributable to common stockholders	$1,461	$1,293	$3,118	$1,145
Depreciation and amortization of property and equipment	3,358	2,810	7,873	5,339
Accretion of convertible preferred stock	—	438	—	1,633
Income tax expense	709	312	1,367	791
Amortization of other intangible assets	247	508	482	1,069
Stock-based compensation expense	952	695	1,945	901
Non-controlling interests	147	145	295	282
Interest expense (income), net	(81)	239	(137)	305
Adjusted EBITDA	$6,793	$6,440	$14,943	$11,465

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$24,302	$22,943	$48,489	$43,971
Costs and operating expenses:
Network access	9,661	9,169	19,516	17,506
Network operations	3,748	3,944	7,202	7,668
Development and technology	2,834	2,259	5,492	4,743
Selling and marketing	2,419	1,826	4,670	3,455
General and administrative	3,157	2,810	6,484	5,374
Amortization of intangible assets	247	508	482	1,069
Total costs and operating expenses	22,066	20,516	43,846	39,815
Income from operations	2,236	2,427	4,643	4,156
Interest and other (expense) income, net	81	(239)	137	(305)
Income before income taxes	2,317	2,188	4,780	3,851
Income taxes	709	312	1,367	791
Net income	1,608	1,876	3,413	3,060
Net income attributable to non-controlling interests	147	145	295	282
Net income attributable to Boingo Wireless, Inc.	1,461	1,731	3,118	2,778
Accretion of convertible preferred stock	—	(438)	—	(1,633)
Net income attributable to common stockholders	$1,461	$1,293	$3,118	$1,145

Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Network access	$2,479	$1,927	$6,144	$3,659
Network operations	716	620	1,390	1,178
Development and technology	130	237	280	439
General and administrative	33	26	59	63
Total	$3,358	$2,810	$7,873	$5,339

Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Network operations	$105	$92	$111	$110
Development and technology	222	125	421	161
Selling and marketing	191	134	401	174
General and administrative	434	344	1,012	456
Total	$952	$695	$1,945	$901

The $0.5 million increase in depreciation and amortization expense of property and equipment for the three months ended June 30, 2012 compared to June 30, 2011 is primarily due to DAS build-out projects.

The $2.5 million increase in depreciation and amortization expense of property and equipment for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 are due to a one-time DAS build-out project of $1.3 million and $1.2 million from other DAS build-out projects for the six months ended.

The $0.3 million and $1.0 million increase in stock-based compensation expense for the three months and six months ended June 30, 2012 respectively, as compared to the three and six months ended June 30, 2011, are primarily a result of the May 3, 2011 option grants to employees and directors in which 2.2 million shares were granted.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	39.8	40.0	40.2	39.8
Network operations	15.4	17.2	14.9	17.4
Development and technology	11.7	9.8	11.3	10.8
Selling and marketing	9.9	8.0	9.6	7.9
General and administrative	13.0	12.2	13.4	12.2
Amortization of intangible assets	1.0	2.2	1.0	2.4
Total costs and operating expenses	90.8	89.4	90.4	90.5
Income from operations	9.2	10.6	9.6	9.5
Interest and other income (expense), net	0.3	(1.1)	0.3	(0.7)
Income before income taxes	9.5	9.5	9.9	8.8
Income taxes	2.9	1.4	2.8	1.8
Net income	6.6	8.1	7.1	7.0
Net income attributable to non-controlling interests	0.6	0.6	0.6	0.6
Net income attributable to Boingo Wireless, Inc.	6.0	7.5	6.5	6.4
Accretion of convertible preferred stock	—	(1.9)	—	(3.7)
Net income attributable to common stockholders	6.0%	5.6%	6.5%	2.7%

Three Months ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$8,017	$6,976	$1,041	14.9%
Retail single-use	3,877	4,417	(540)	(12.2)%
Wholesale	11,122	10,284	838	8.2%
Advertising and other	1,286	1,266	20	1.5%
Total revenue	$24,302	$22,943	$1,359	5.9%

Key business metrics:
Subscribers	287	229	58	25.3%
Monthly churn	9.1%	9.9%	(0.8)%	(8.1)%
Connects	4,132	3,222	910	28.2%

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

Total revenue. Total revenue increased $1.4 million or 5.9%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Retail subscription. Retail subscription revenue increased $1.0 million, or 14.9%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a 25.3% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone and tablet subscriptions compared to unlimited subscriptions, and sales promotions in the current quarter.

Retail single-use.  Retail single-use revenue decreased $0.5 million, or 12.2%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in single-use revenue was due to the increase in new customers that opted for subscriptions, increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access and greater hourly use access than day pass access.

Wholesale.  Wholesale revenue increased $0.8 million, or 8.2%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to $0.6 million from new DAS build-out projects in our managed and operated locations and $0.2 million from increased partner usage-based fees.

Advertising and other.  Advertising and other revenue remained relatively unchanged for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Costs and Operating Expenses

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$9,661	$9,169	$492	5.4%
Network operations	3,748	3,944	(196)	(5.0)%
Development and technology	2,834	2,259	575	25.5%
Selling and marketing	2,419	1,826	593	32.5%
General and administrative	3,157	2,810	347	12.3%
Amortization of intangible assets	247	508	(261)	(51.4)%
Total costs and operating expenses	$22,066	$20,516	$1,550	7.6%

Network access. Network access costs increased $0.5 million, or 5.4%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The change reflects increases of $0.5 million in depreciation expense, $0.3 million from revenue share paid to venues in our managed and operated locations, $0.2 million from sale of equipment for mall build-out projects and $0.2 million from bandwidth and other cost of sales. The increase was partially offset by decreases of $0.7 million from customer usage at partner venues.

Network operations. Network operations expenses decreased $0.2 million, or 5.0%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 due to a decrease of $0.2 million in personnel related expenses from employees transferred from network operations into the development and technology and selling and marketing departments.

Development and technology. Development and technology expenses increased $0.6 million, or 25.5% for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 due to a $0.3 million increase in personnel related expenses, inclusive of $0.1 million in stock-based compensation expenses and $0.1 million due to employees transferred in from network operations, $0.2 million increase in hardware and software maintenance expense and $0.1 million in consulting expenses.

Selling and marketing. Selling and marketing expenses increased $0.6 million, or 32.5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a $0.4 million increase in personnel related expenses, inclusive of $0.1 million in stock-based compensation expenses and $0.1 million due to employees transferred in from network operations, and a $0.2 million increase in marketing expenses.

General and administrative.  General and administrative expenses increased $0.3 million, or 12.3% for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 primarily due to increase in franchise taxes and stock-based compensation.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.3 million, or 51.4%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease was due to certain acquired assets being fully amortized in the second half of 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.3 million for the three months ended June 30, 2012 compared to June 30, 2011 due to $0.2 million in gains from foreign currency transactions and having a mark to market adjustment for preferred warrants in the prior year of $0.1 million.

Income Taxes

Income taxes increased $0.4 million or 127.2% in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.  In the prior quarter ended June 30, 2011 we concluded it was more likely than not that certain of our state deferred tax assets would be realizable, and therefore we received a $0.2 million benefit from the reduction of our valuation allowance. For the three months ended June 30, 2012 we also had decreased deductions from the exercise and sale of incentive stock options and increased income before income taxes of $0.1 million. Our effective tax rate also increased to 30.6% for the three months ended June 30, 2012 as compared to 14.3% for three months ended June 30, 2011.

Non-controlling Interests

Non-controlling interests remained relatively unchanged for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Adjusted EBITDA

Adjusted EBITDA was $6.8 million, up 5.5% from the $6.4 million recorded in the comparable 2011 quarter.  As a percent of revenue, Adjusted EBITDA was 28.0% essentially flat to the comparable 2011 quarter. The Adjusted EBITDA increase was due primarily to $0.5 million of depreciation expense, $0.4 million from income tax expense, $0.3 million from stock-based compensation and $0.2 million from net income. These increases were partially offset by the accretion of convertible preferred stock of $0.4 million which was an add-back in the prior year quarter, decrease in other expenses of $0.3 million and decrease in amortization expenses of $0.3 million.

Six Months ended June 30, 2012 and 2011

Revenue

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$15,864	$13,732	$2,132	15.5%
Retail single-use	7,494	8,219	(725)	(8.8)%
Wholesale	23,206	19,800	3,406	17.2%
Advertising and other	1,925	2,220	(295)	(13.3)%
Total revenue	$48,489	$43,971	$4,518	10.3%

Key business metrics:
Subscribers	287	229	58	25.3%
Monthly churn	9.6%	9.6%	—	—
Connects	7,718	6,148	1,570	25.5%

Total revenue. Total revenue increased $4.5 million or 10.3%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Retail subscription. Retail subscription revenue increased $2.1 million, or 15.5%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to a 25.3% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the growing mix of lower-priced smartphone or tablet subscriptions compared to unlimited subscriptions, and sales promotions in the current period.

Retail single-use.  Retail single-use revenue decreased $0.7 million, or 8.8%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease in single-use revenue was due to the increase in new customers that opted for subscriptions, increased usage from wholesale partner customers that use our service on a wholesale basis rather than purchase single-use access and greater hourly use access than day pass access.

Wholesale.  Wholesale revenue increased $3.4 million, or 17.2%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to $1.4 million from a one-time DAS build-out project for an airport location, and $1.2 million from build-out projects in other managed and operated locations, $0.5 million from increased partner usage-based fees, and $0.3 million from DAS access and usage fees.

Advertising and other.  Advertising and other revenue decreased $0.3 million, or 13.3%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due primarily to the lower level of sponsorship revenue in the first quarter of 2012.

Costs and Operating Expenses

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$19,516	$17,506	$2,010	11.5%
Network operations	7,202	7,668	(466)	(6.1)%
Development and technology	5,492	4,743	749	15.8%
Selling and marketing	4,670	3,455	1,215	35.2%
General and administrative	6,484	5,374	1,110	20.7%
Amortization of intangible assets	482	1,069	(587)	(54.9)%
Total costs and operating expenses	$43,846	$39,815	$4,031	10.1%

Network access. Network access costs increased $2.0 million, or 11.5%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The change reflects increases of $1.3 million from a one-time DAS build-out project, $1.2 million from other DAS build-out projects, $0.7 million from revenue share paid to venues in our managed and operated locations and $0.2 million from sale of the equipment for mall build-out projects. The increase was partially offset by decreases of $1.4 million from customer usage at partner venues.

Network operations. Network operations expenses decreased $0.5 million, or 6.1%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to a decrease of $0.5 million in personnel related expenses inclusive of $0.4 million of employees transferred from network operations into the development and technology and selling and marketing departments, decrease of $0.1 million in travel and entertainment expense, $0.1 million in consulting costs offset by an increase of $0.2 million in internet connectivity expense.

Development and technology. Development and technology expenses increased $0.7 million, or 15.8% for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 due to $0.5 million in personnel related expenses inclusive of $0.2 million in stock-based compensation expense and $0.2 million from employees transferred in from network operations and $0.2 million due to an increase in hardware and software maintenance expense.

Selling and marketing. Selling and marketing expenses increased $1.2 million, or 35.2%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to $0.7 million increase in personnel related expenses, inclusive of $0.2 million in stock-based compensation expenses and $0.2 million due to employees transferred in from network operations, $0.4 million increase in marketing expenses, and a $0.1 million increase in consulting expenses.

General and administrative.  General and administrative expenses increased $1.1 million, or 20.7%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to $0.7 million increase in personnel related expenses, inclusive of $0.5 million in stock-based compensation expenses, $0.3 million increase in franchise taxes, $0.2 million increase in insurance expenses, and $0.1 million increase in credit card fees offset by a decrease of $0.1 million in bad debt expense and $0.1 million in rent expense.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.6 million, or 54.9%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease was due to certain acquired assets being fully amortized during the second half of 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due primarily to an increase in gains from foreign currency transactions.

Income Taxes

Income taxes increased $0.6 million or 72.8% in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  In the prior six months ended June 30, 2011 we concluded it was more likely than not that certain of our state deferred tax assets would be realizable, and therefore we received a $0.2 million benefit from the reduction of our valuation allowance. For the six months ended June 30, 2012 we also had decreased deductions from the exercise and sale of incentive stock options, and increased income before income taxes of $0.9 million. Our effective tax rate also increased to 28.6% for the six months ended June 30, 2012 as compared 20.5% for the six months ended June 30, 2011.

Non-controlling Interests

Non-controlling interests remained relatively unchanged for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Adjusted EBITDA

Adjusted EBITDA was $14.9 million for the six months ended June 30, 2012, up $3.5 million or 30.3% from the $11.5 million recorded in the six months ended June 30, 2011.  As a percent of revenue, Adjusted EBITDA was 30.8%, up from 26.1% of revenue in the comparable 2011 six month period. The Adjusted EBITDA increase was due primarily to greater net income of $2.0 million, $1.3 million of depreciation from a one-time DAS build-out project, $1.2 million of depreciation from other DAS build-out projects, $1.0 million from stock-based compensation expense, and $0.6 million from income tax expense. These increases were partially offset by the accretion of convertible preferred stock of $1.6 million which was an add-back in the prior year six month period, $0.6 million in amortization expense and $0.4 million in other expenses.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and, prior to our initial public offering (“IPO”), private placements of preferred equity securities and common stock.  Our primary sources of liquidity as of June 30, 2012 consisted of $56.0 million of cash and cash equivalents and $42.2 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the first six months of 2012 were $10.7 million; with $8.9 million for DAS build-out projects which were reimbursed by the telecom operators.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the six months ended June 30:

	2012	2011
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$13,320	$9,900
Net cash used in investing activities	(52,884)	(9,926)
Net cash provided by financing activities	1,657	45,998

Net Cash Provided by Operating Activities

For the six months ended June 30, 2012, we generated $13.3 million of net cash from operating activities which consisted of net income including non-controlling interests expense of $3.4 million, adjusted for non-cash charges for depreciation and amortization of property and equipment of $7.9 million, stock-based compensation expense of $1.9 million, amortization of intangible assets of $0.5 million offset by a decrease in excess tax benefits of $0.6 million, and increase due to changes in working capital of $0.2 million. The increase in depreciation and amortization of property and equipment was primarily due to our significant investment in DAS networks since the six months ended June 30, 2011. The increase in stock-based compensation expense was primarily due to the May 3, 2011, stock option grant of 2.2 million options to employees and directors.  The $0.2 million source of cash from working capital, compared to the $(1.0) million use of cash in six months ended June 30, 2011, was due to increase of $2.5 million in accounts payable and $1.2 million in accrued expenses and other liabilities, offset by reductions in prepaid and other assets of $(1.1) million, accounts receivable of $(0.7) million, and deferred revenue of $(0.5) million.

Net Cash Used in Investing Activities

For the six months ended June 30, 2012, we used $52.9 million in investing activities as compared to $9.9 million for the six months ended June 30, 2011.  Our investing activities in 2012 include purchases of $42.2 million of short-term marketable securities and purchases of $10.7 million of property and equipment, primarily related to DAS build-out projects in our managed and operated locations.  For the six months ended June 30, 2011, investing activities consisted of purchases of $9.8 million in property and equipment primarily related to DAS build-out projects in our managed and operated locations.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2012, we generated $1.7 million in financing activities.  This is primarily due to a $1.9 million increase in proceeds from the exercise of stock options and $0.6 million non-cash source from excess tax benefits for stock-based compensation expense, partially offset by payments to non-controlling interests of $0.6 million and payments of capital leases of $0.2 million.  For the six months ended June 30, 2011, cash provided by financing activities primarily consisted of proceeds from our initial public offering.

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

We had cash and cash equivalents of $56.0 million and $93.9 million at June 30, 2012 and December 31, 2011, respectively. We held these amounts primarily in cash or money market funds.  We had marketable securities of $42.2 million at June 30, 2012 and none at December 31, 2011.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2012, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this assessment, as of June 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the unremeditated material weakness in our internal control over financial reporting related to income taxes described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the unremeditated material weakness described below, management believes that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented in accordance with generally accepted accounting principles.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, we did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with generally accepted accounting principles. Specifically, we did not have sufficient review and control with respect to the complete and accurate recording of deferred income tax assets and related valuation allowance, accrued taxes and income tax expense. This control deficiency contributed to adjustments and revisions to prior year financial statements amounts that are reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2011. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012.

Remediation Plan

As previously reported in our annual report on Form 10-K for the year ended December 31, 2011, our management implemented a number of remediation steps to address the material weakness in internal control surrounding the accounting for income taxes described above. Specifically, the following have been implemented:

•             Re-evaluated the design of income tax accounting processes and controls and implement new and improved processes and controls, accordingly;

•             Retained an experienced professional accounting firm to assist with the income tax provision and to provide a detailed review of the tax implications of complex transactions;

•             Hired additional personnel with tax knowledge and experience to provide a detailed assessment of the calculation and supporting details of the accounts, to strengthen the internal review process and to assist in the implementation and management of improved processes and controls.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will improve our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting. Other than the remediation steps described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 8 “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4

10.15	Transition Agreement between the Company and Niels Jonker, dated June 29, 2012.				X

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Edward Zinser, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certification of David Hagan, Chief Executive Officer, and Edward Zinser, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 for each of Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 for each of Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 for each of Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity (Deficit) for each of Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: August 14, 2012	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: August 14, 2012	By:	/s/ EDWARD ZINSER
Edward Zinser
Chief Financial Officer
(Principal Accounting Officer)