Form 10-Q
period 2012-09-30
BOINGO WIRELESS INC
filed 2012-11-14
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 35,168,029 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$57,350	$93,933
Restricted cash	465	465
Marketable securities	37,219	—
Accounts receivable, net	12,019	7,382
Prepaid expenses and other current assets	2,152	1,103
Deferred tax assets	2,088	2,366
Total current assets	111,293	105,249
Property and equipment, net	45,971	39,717
Goodwill	26,744	25,512
Other intangible assets, net	10,547	9,511
Deferred tax assets	4,781	4,083
Other assets	4,946	4,848
Total assets	$204,282	$188,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,293	$4,573
Accrued expenses and other liabilities	10,949	12,759
Deferred revenue	17,817	13,575
Current portion of capital leases	42	205
Total current liabilities	34,101	31,112
Deferred revenue, net of current portion	27,108	27,754
Long-term portion of capital leases	140	197
Other liabilities	307	778
Total liabilities	61,656	59,841

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 35,162 and 33,584 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4	3
Additional paid-in capital	178,372	170,721
Accumulated deficit	(35,947)	(41,842)
Total common stockholders’ equity	142,429	128,882
Non-controlling interests	197	197
Total stockholders’ equity	142,626	129,079
Total liabilities and stockholders’ equity	$204,282	$188,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$26,017	$24,688	74,506	$68,659
Costs and operating expenses:
Network access	10,061	9,647	29,577	27,153
Network operations	3,693	4,097	10,895	11,765
Development and technology	2,300	2,449	7,792	7,192
Selling and marketing	2,567	1,955	7,237	5,410
General and administrative	2,971	3,236	9,455	8,610
Amortization of intangible assets	296	323	778	1,392
Total costs and operating expenses	21,888	21,707	65,734	61,522
Income from operations	4,129	2,981	8,772	7,137
Interest and other income (expense), net	33	13	170	(292)
Income before income taxes	4,162	2,994	8,942	6,845
Income taxes	1,101	1,194	2,468	1,985
Net income	3,061	1,800	6,474	4,860
Net income attributable to non-controlling interests	284	138	579	420
Net income attributable to Boingo Wireless, Inc.	2,777	1,662	5,895	4,440
Accretion of convertible preferred stock	—	—	—	(1,633)
Net income attributable to common stockholders	$2,777	$1,662	$5,895	$2,807

Net income per share attributable to common stockholders:
Basic	$0.08	$0.05	$0.17	$0.13
Diluted	$0.07	$0.05	$0.16	$0.11

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	35,080	33,139	34,618	20,865
Diluted	37,337	36,678	37,324	24,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2011	33,584	$3	$170,721	$(41,842)	$197	$129,079
Issuance of common stock upon exercise of stock options	1,578	1	2,124	—	—	2,125
Stock-based compensation expense	—	—	2,163	—	—	2,163
Excess tax benefits from stock-based compensation	—	—	3,364	—	—	3,364
Non-controlling interests distributions	—	—	—	—	(579)	(579)
Net income	—	—	—	5,895	579	6,474
Balance at September 30, 2012	35,162	$4	$178,372	$(35,947)	$197	$142,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$6,474	$4,860
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,672	8,894
Amortization of intangible assets	778	1,392
Stock-based compensation	2,163	2,275
Forgiveness of note receivable from stockholder	—	103
Excess tax benefits from stock-based compensation	(1,041)	—
Change in fair value of preferred stock warrants	—	140
Change in deferred income taxes	(420)	(857)
Changes in operating assets and liabilities:
Accounts receivable	(4,053)	2,054
Unbilled receivables	671	(304)
Prepaid expenses and other assets	1,767	54
Accounts payable	(821)	55
Accrued expenses and other liabilities	(3,552)	419
Deferred revenue	3,596	901
Net cash provided by operating activities	17,234	19,986
Cash flows from investing activities
Increase in restricted cash	—	(65)
Purchases of marketable securities available-for-sale	(52,232)	—
Sales of marketable securities	15,013	1,000
Acquisition, net of cash acquired	(3,185)	—
Purchases of property and equipment	(15,755)	(13,154)
Contractual payments related to business acquisition	(14)	(127)
Net cash used in investing activities	(56,173)	(12,346)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	1,041	—
Proceeds from exercise of stock options	2,125	602
Payments of capital leases	(190)	(330)
Payments to non-controlling interests	(620)	(547)
Proceeds from issuance of common stock upon initial public offering	—	48,297
Offering costs	—	(2,529)
Net cash provided by financing activities	2,356	45,493
Net decrease in cash and cash equivalents	(36,583)	53,133
Cash and cash equivalents at beginning of year	93,933	25,721
Cash and cash equivalents at end of year	$57,350	$78,854
Supplemental disclosure of cash flow information
Cash paid for taxes	$650	$1,194
Supplemental disclosure of non-cash investing and financing activities
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	4,129	2,247
Accretion of convertible preferred stock	—	1,633
Conversion of convertible preferred stock into common stock	—	124,602
Exercise and conversion of preferred stock warrants into common stock	—	272

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2012 and 2011 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 contained in our annual report on Form 10-K filed with the SEC on April 13, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2012 and 2011, our cash flows for the nine months ended September 30, 2012 and 2011, and our financial position as of September 30, 2012. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Principles of consolidation

The unaudited condensed consolidated financial statements include our accounts and our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC and our 70% ownership of Chicago Concourse Development Group, LLC in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Other parties’ interests in consolidated entities are reported as non-controlling interests. The results of operations for the acquisition of companies accounted for under the purchase method of accounting have been included in the consolidated statements of operations beginning on the closing date of the acquisition. All intercompany balances and transactions have been eliminated in consolidation.

Segment information

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within our normal operating cycle. At September 30, 2012 and December 31, 2011, we had $37,219 and $0 in short-term marketable securities, respectively, and no long-term marketable securities.

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

For the nine months ended September 30, 2012, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

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

Subscription fees from retail customers are paid monthly in advance by charge card and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Our charge card processor withheld three percent of our sales for future refunds for a period of six months from the month of activity, which was recognized as revenue at the time of sale because the reserve balance was not used to provide refunds to customers. The reserve amount was subject to credit evaluations and biannual reviews. Based on the contract terms with the charge card processor as of November 2011, we are no longer required to withhold sales, and as a result, at September 30, 2012, we had no charge card reserve. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

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

In evaluating whether our previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would have been material in the year ended December 31, 2011, if the entire correction was recorded in the fourth quarter of 2011. As such, the revisions for these corrections to the applicable prior periods, including for the three and nine months ended September 30, 2011, are reflected in the financial information herein and will be reflected in future filings containing such financial information.

The prior period unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 included in this filing have been revised to reflect the corrections of these tax related errors, the effects of which have been provided in summarized format below.

Revised unaudited condensed consolidated balance sheet amounts

	September 30, 2011
	As Previously Reported	Adjustment	As Revised
Deferred tax assets	$3,572	$(1,978)	$1,594
Total current assets	$99,309	$(1,978)	$97,331
Deferred tax assets, non-current	$6,697	$1,843	$8,540
Total assets	$185,432	$(135)	$185,297
Accrued expenses and other liabilities	$12,017	$1,128	$13,145
Total current liabilities	$32,059	$1,128	$33,187
Total liabilities	$58,752	$1,128	$59,880
Accumulated deficit	$(42,434)	$(1,263)	$(43,697)
Total common stockholders’ equity	$126,504	$(1,263)	$125,241
Total stockholders’ equity	$126,680	$(1,263)	$125,417
Total liabilities and stockholders’ equity	$185,432	$(135)	$185,297

Revised unaudited condensed consolidated statements of operations amounts

	For the Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Revised
Income tax expense	$2,067	$(82)	$1,985
Net income	$4,778	$82	$4,860
Net income attributable to Boingo Wireless, Inc.	$4,358	$82	$4,440
Net income attributable to common stockholders	$2,725	$82	$2,807
Net income per share attributable to common stockholders—Basic	$0.13	$—	$0.13
Net income per share attributable to common stockholders—Diluted	$0.12	$(0.01)	$0.11

Revised unaudited condensed consolidated statements of cash flow amounts

	For the Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Revised
Net income	$4,778	$82	$4,860
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Change in deferred income taxes	$—	$(857)	$(857)
Change in accrued expenses and other liabilities	$(356)	$775	$419

The revisions did not change the net cash flows provided by or used in operating, investing or financing activities for the nine months ended September 30, 2011.

Recent accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We perform our impairment tests on December 31st of each year. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

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

3. Acquisition

On August 6, 2012, we acquired the assets of Cloud 9 Wireless, Inc. (“Cloud 9”), for $3,500 plus the assumption of certain liabilities.  Cloud 9 provides Wi-Fi sponsorship and location-based advertising at hotels, bars and restaurants, and recreational areas at over 6,000 locations in the U.S. and Canada.  In accordance with FASB ASC 805 Business Combinations, we accounted for the acquisition as a business combination and the assets and liabilities of Cloud 9 we acquired are included in our unaudited condensed consolidated financial statements from the date of acquisition.

The following table summarizes the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values at the date of acquisition:

Current assets	$899
Property, plant and equipment	65
Intangible and other assets	1,758
Goodwill	1,232
Current liabilities	(454)

Total purchase price	$3,500

The fair value of the acquired assets and liabilities at the time of the acquisition was estimated at $3,185, net of cash acquired. As the acquired entity is a private company, the fair value was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures.

The following table summarizes the acquired intangible assets at September 30, 2012:

	Weighted- average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(unaudited, in thousands)
Technology	5 yrs	$1,110	$36	$1,074
Other	5 to 10 yrs	640	12	628

Total		$1,750	$48	$1,702

The intangibles assets are all definite-lived intangibles and are recognized on a straight-line basis over their weighted average lives of approximately 6.4 years.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $1,232. Goodwill is not deductible for income tax purposes.  The acquisition increased goodwill from $25,512 million at December 31, 2011 to $26,744 million at September 30, 2012.

4. Cash and cash equivalents and marketable securities

Cash and cash equivalents, and marketable securities consisted of the following:

	September 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$11,587	$12,851
Money market accounts	45,763	81,082
Total cash and cash equivalents	$57,350	$93,933
Short-term marketable securities—available-for-sale:
Marketable securities	$37,219	$—
Total short-term marketable securities	$37,219	$—

All contractual maturities of marketable securities were less than one year at September 30, 2012. These consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better.

For the nine months ended September 30, 2012, and 2011, interest income was $128 and $29, respectively, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations.

5. Property and equipment

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011

Leasehold improvements	$75,671	$60,030
Construction in progress	7,264	7,059
Computer equipment	7,347	6,674
Software	7,213	5,818
Office equipment	411	400
Total property and equipment	97,906	79,981
Less: accumulated depreciation and amortization	(51,936)	(40,264)
Total property and equipment, net	$45,971	$39,717

Depreciation and amortization of property and equipment is allocated as follows on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Network access	$2,704	$2,637	$8,848	$6,295
Network operations	687	664	2,077	1,842
Development and technology	375	234	656	674
General and administrative	32	20	91	83
Total depreciation and amortization of property and equipment	$3,798	$3,555	$11,672	$8,894

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

At September 30, 2012	Level 1	Level 2	Total

Assets:
Cash equivalents	$45,763	$—	$45,763
Marketable securities available-for-sale	—	37,219	37,219
Total assets	$45,763	$37,219	$82,982

At December 31, 2011	Level 1	Level 2	Total

Assets:
Cash equivalents	$81,082	$—	$81,082
Marketable securities available-for-sale	—	—	—
Total assets	$81,082	$—	$81,082

Our marketable securities available-for-sale utilize Level 2 inputs and consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better. We have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.  Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturities are classified as Level 2 securities.

The fair value of our fixed maturity marketable securities available-for-sale is derived through the use of a third party pricing source or recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data.

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2012	December 31, 2011

Revenue share	3,982	$3,915
Salaries and wages	2,760	3,934
Accrued for construction-in-progress	1,410	688
Accrued partner network	857	1,274
Deferred service usage credits	—	634
Deferred rent	806	223
Accrued taxes	42	682
Amounts due to non-controlling interests	515	557
Other	577	852
Total accrued expenses and other liabilities	$10,949	$12,759

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

During the nine months ended September 30, 2012, we recognized excess windfall tax benefits of $3,364 from stock option exercises. These benefits will decrease income taxes payable for the year ended December 31, 2012, and were recorded as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012.

Income tax expense of $2,468 and $1,985 reflects an effective tax rate of 27.6% and 29.0% for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options and adjustments relating to our 2011 tax returns.  For the nine months ended September 30, 2011, our effective tax rate differs from the statutory rate primarily due to incentive stock options that were recharacterized as nonqualified stock options. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of incentive stock options if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we may receive a tax deduction. We do not record tax benefits related to incentive stock options unless and until a disqualifying disposition is reported. At September 30, 2012, we have net deferred tax assets of $6,869, which includes net operating loss carry-forwards and other losses. As of September 30, 2012, we have recorded no liability for income taxes associated with uncertain tax positions.

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

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”) under which 5,511,288 shares of common stock are reserved for issuance.  The 2011 Plan provides for the grant of incentive and nonstatuatory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.

No further awards will be made under our Amended and Restated 2001Stock Incentive Plan (“2001 Plan”), which terminated pursuant to its term.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

The weighted average assumptions used for newly issued stock option grants for the nine months ended September 30, 2012 were an expected term of 6.2 years, an expected volatility of 50%, a risk free rate of return of 0.95% and no expected dividends.

We recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Network operations	$117	$186	$227	$297
Development and technology	(253)	228	168	388
Selling and marketing	(36)	264	366	438
General and administrative	390	694	1,402	1,152
Total stock-based compensation	$218	1,372	$2,163	$2,275

The $1,154 decrease in stock-based compensation expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, is primarily a result of the reversal of $650 in stock-based compensation expense for unvested options for two senior executives who left the Company.

A summary of the stock option activity under the Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,601	$5.50	7.0	$30,996
Granted	1,104	$8.30
Exercised	(1,578)	$1.35
Cancelled/forfeited	(743)	$11.59
Outstanding at September 30, 2012	5,384	$6.45	6.82	$17,891
Vested and expected to vest at September 30, 2012	5,273	$6.31	6.78	$17,871
Exercisable at September 30, 2012	2,881	$2.69	5.09	$16,666

11. Net income per share attributable to common stockholders:

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Numerator:
Net income attributable to common stockholders, basic and diluted	$2,777	$1,662	$5,895	$2,807
Denominator:
Weighted average common stock, basic	35,080	33,139	34,618	20,865
Effect of dilutive stock options	2,257	3,539	2,706	3,567
Effect of dilutive common stock warrants	—	—	—	21
Weighted average common stock, dilutive	37,337	36,678	37,324	24,453
Net income per share attributable to common stockholders:
Basic	$0.08	$0.05	$0.17	$0.13
Diluted	$0.07	$0.05	$0.16	$0.11

The following outstanding securities were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Convertible preferred stocks	—	—	—	10,293
Options to purchase common stock	2,478	2,174	2,442	2,174
Warrants to purchase preferred stock	—	—	—	17
Total	2,478	2,174	2,442	12,484

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

We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. As of September 30, 2012, we have grown our subscriber base to 292,000, an increase of 19.7% over the prior year period.

Individuals who are accustomed to the benefits of broadband performance at home and work are seeking the same applications, performance and availability on-the-go, through smartphones, laptops, tablet computers and other devices. We believe that this consumer demand has created a significant market opportunity that we are uniquely positioned to capture.

We generate revenue from individual users, partners and advertisers. Individual users provide approximately half of our revenue by purchasing month-to-month subscription plans that automatically renew, or hotspot specific single-use access to our network. In addition, our partners pay us usage-based network access and software licensing fees to allow their customers access to our network. We also generate revenue from telecom operators that pay us build-out fees and access fees so that their cellular customers may use our distributed antenna system or DAS in locations where we also manage and operate the Wi-Fi network. We also generate revenue from advertisers that seek to reach our users with sponsored access, display advertising, and other promotional programs.

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

•                       extend our network footprint via our neutral-host business model;

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

The following provides a reconciliation of net income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)

Net income attributable to common stockholders	$2,777	$1,662	$5,895	$2,807
Depreciation and amortization of property and equipment	3,798	3,555	11,672	8,894
Accretion of convertible preferred stock	—	—	—	1,633
Income tax expense	1,101	1,194	2,468	1,985
Amortization of other intangible assets	296	323	778	1,392
Stock-based compensation expense	218	1,374	2,163	2,275
Non-controlling interests	284	138	579	420
Interest expense (income), net	(33)	(13)	(170)	292
Adjusted EBITDA	$8,441	$8,233	$23,385	$19,698

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$26,017	$24,688	$74,506	$68,659
Costs and operating expenses:
Network access	10,061	9,647	29,577	27,153
Network operations	3,693	4,097	10,895	11,765
Development and technology	2,300	2,449	7,792	7,192
Selling and marketing	2,567	1,955	7,237	5,410
General and administrative	2,971	3,236	9,455	8,610
Amortization of intangible assets	296	323	778	1,392
Total costs and operating expenses	21,888	21,707	65,734	61,522
Income from operations	4,129	2,981	8,772	7,137
Interest and other (expense) income, net	33	13	170	(292)
Income before income taxes	4,162	2,994	8,942	6,845
Income taxes	1,101	1,194	2,468	1,985
Net income	3,061	1,800	6,474	4,860
Net income attributable to non-controlling interests	284	138	579	420
Net income attributable to Boingo Wireless, Inc.	2,777	1,662	5,895	4,440
Accretion of convertible preferred stock	—	—	—	(1,633)
Net income attributable to common stockholders	$2,777	$1,662	$5,895	$2,807

Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Network access	$2,704	$2,637	$8,848	$6,295
Network operations	687	664	2,077	1,842
Development and technology	375	234	656	674
General and administrative	32	20	91	83
Total	$3,798	$3,555	$11,672	$8,894

Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Network operations	$117	$186	$227	$297
Development and technology	(253)	228	168	388
Selling and marketing	(36)	264	366	438
General and administrative	390	694	1,402	1,152
Total	$218	$1,372	$2,163	$2,275

The $2.8 million increase in depreciation and amortization expense of property and equipment for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 are due to a one-time DAS build-out project of $1.3 million and $1.5 million from other DAS build-out projects for the nine months ended.

The $1.2 million decrease in stock-based compensation expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, is primarily a result of the reversal of $0.7 million in stock-based compensation expense for unvested options for two senior executives who left the Company.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	38.7	39.1	39.7	39.6
Network operations	14.2	16.6	14.6	17.1
Development and technology	8.8	9.9	10.5	10.5
Selling and marketing	9.9	7.9	9.7	7.9
General and administrative	11.4	13.1	12.7	12.5
Amortization of intangible assets	1.1	1.3	1.0	2.0
Total costs and operating expenses	84.1	87.9	88.2	89.6
Income from operations	15.9	12.1	11.8	10.4
Interest and other income (expense), net	0.1	0.0	0.2	(0.4)
Income before income taxes	16.0	12.1	12.0	10.0
Income taxes	4.2	4.8	3.3	2.9
Net income	11.8	7.3	8.7	7.1
Net income attributable to non-controlling interests	1.1	0.6	0.8	0.6
Net income attributable to Boingo Wireless, Inc.	10.7	6.7	7.9	6.5
Accretion of convertible preferred stock	—	—	—	(2.4)
Net income attributable to common stockholders	10.7%	6.7%	7.9%	4.1%

Three Months ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$8,621	$7,437	$1,184	15.9%
Retail single-use	3,304	3,832	(528)	(13.8)%
Wholesale	11,631	12,012	(381)	(3.2)%
Advertising and other	2,461	1,407	1,054	75.0%
Total revenue	$26,017	$24,688	$1,329	5.4%

Key business metrics:
Subscribers	292	244	48	19.7%
Monthly churn	9.0%	9.7%	(0.7)%	(7.2)%
Connects	8,906	2,851	6,055	212.4%

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

Total revenue. Total revenue increased $1.3 million or 5.4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Retail subscription. Retail subscription revenue increased $1.2 million, or 15.9%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to a 19.7% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the mix of lower-priced smartphone and tablet subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $0.5 million, or 13.8%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in single-use revenue was due to the increase in new customers that opted for subscriptions and the impact of increased sponsorship promotions in the quarter.

Wholesale.  Wholesale revenue decreased $0.4 million, or 3.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to a decrease of $0.4 million from DAS access and usage fees and $0.2 million from a decrease in partner usage-based fees which were partially offset by an increase of $0.2 million in new DAS build-out projects in our managed and operated locations.

Advertising and other.  Advertising and other revenue increased $1.1 million, or 75.0% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due primarily to $0.8 million in revenues earned from the assets acquired from Cloud 9 Wireless, Inc., and a $0.3 increase in other sponsorship revenues.

Costs and Operating Expenses

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$10,061	$9,647	$414	4.3%
Network operations	3,693	4,097	(404)	(9.9)%
Development and technology	2,300	2,449	(149)	(6.1)%
Selling and marketing	2,567	1,955	612	31.3%
General and administrative	2,971	3,236	(265)	(8.2)%
Amortization of intangible assets	296	323	(27)	(8.4)%
Total costs and operating expenses	$21,888	$21,707	$181	0.8%

Network access. Network access costs increased $0.4 million, or 4.3%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 due to an increase of $0.4 million in a revenue share cost related to the assets acquired from Cloud 9 Wireless, Inc., an increase of $0.2 million from revenue share paid for sponsorship revenue, and $0.1 million increase in depreciation expense offset by a decrease of $0.3 million from customer usage at partner venues.

Network operations. Network operations expenses decreased $0.4 million, or 9.9%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 due to a decrease of $0.3 million in personnel related expenses, $0.1million decrease in stock-based compensation expenses, $0.1 million decrease in consulting expenses and $0.1 million decrease in hardware and software maintenance expenses partially offset by $0.2 million increase in internet connectivity expenses.

Development and technology. Development and technology expenses decreased $0.1 million, or 6.1% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 due to $0.5 million decrease in stock-based compensation expense, $0.2 million decrease in personnel related expenses partially offset by a $0.2 million increase in consulting expenses, $0.2 million increase in hardware and software maintenance expenses and a $0.2 million increase in depreciation expenses.

Selling and marketing. Selling and marketing expenses increased $0.6 million, or 31.3%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to a $0.4 million increase in promotional marketing and other expenses, a $0.5 million increase in personnel related expenses offset by a $0.3 million decrease in stock-based compensation expenses.

General and administrative.  General and administrative expenses decreased $0.3 million, or 8.2% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 primarily due to a $0.3 million decrease in stock-based compensation expenses, and $0.1 million decrease in other expenses offset partially by a $0.4 million increase in consulting, and other expenses.

Amortization of intangible assets.  Amortization of intangible assets expense remained relatively unchanged for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, remained relatively unchanged for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Income Taxes

Income taxes decreased $0.1 million or 7.8% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.  For the three months ended September 30, 2012, the effective tax rate was 26%, which differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options and adjustments realized upon filing our 2011 federal income tax returns.  The effective tax rate in the prior quarter ended September 30, 2011 was 40%, which was consistent with the statutory tax rates.

Non-controlling Interests

Non-controlling interests increased $0.1 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Adjusted EBITDA

Adjusted EBITDA was $8.4 million for the three months ended September 30, 2012, up 2.5% from the $8.2 million recorded in the three months ended September 30, 2011.  As a percent of revenue, Adjusted EBITDA was 32.4% for the three months ended September 30, 2012, 90 basis points lower than Adjusted EBITDA as a percentage of revenue for the three months ended September 30, 2011.  The Adjusted EBITDA increase was due primarily to an increase of $1.1 million from net income, $0.2 million of depreciation expense, and $0.1 increase in non controlling interest, partially offset by a decrease of $1.1 million in stock-based compensation expense and $0.1 million of income tax expense.

Nine Months ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$24,484	$21,169	$3,315	15.7%
Retail single-use	10,799	12,051	(1,252)	(10.4)%
Wholesale	34,837	31,813	3,024	9.5%
Advertising and other	4,386	3,626	760	21.0%
Total revenue	$74,506	$68,659	$5,847	8.5%

Key business metrics:
Subscribers	292	244	48	19.7%
Monthly churn	9.4%	9.7%	(0.3)%	(3.1)%
Connects	16,623	8,999	7,624	84.7%

Total revenue. Total revenue increased $5.8 million or 8.5%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Retail subscription. Retail subscription revenue increased $3.3 million, or 15.7%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to a 19.7% increase in subscribers.  This increase in subscribers was partially offset by a decrease in our revenue per subscriber from the mix of lower-priced smartphone or tablet subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $1.3 million, or 10.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in single-use revenue was due to the increase in new customers that opted for subscriptions and increased sponsorship promotions in the third quarter of 2012.

Wholesale.  Wholesale revenue increased $3.0 million, or 9.5%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to $1.3 million from a one-time DAS build-out project for an airport location and $1.5 million from build-out projects in other managed and operated locations, and $0.8 million from increased partner usage-based fees.  These increases were partially offset by a $0.6 million decrease from DAS access and usage fees.

Advertising and other.  Advertising and other revenue increased $0.8 million, or 21.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to a $0.8 million increase relating to revenues earned from the assets acquired from Cloud 9 Wireless, Inc.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$29,577	$27,153	$2,424	8.9%
Network operations	10,895	11,765	(870)	(7.4)%
Development and technology	7,792	7,192	600	8.3%
Selling and marketing	7,237	5,410	1,827	33.8%
General and administrative	9,455	8,610	845	9.8%
Amortization of intangible assets	778	1,392	(614)	(44.1)%
Total costs and operating expenses	$65,734	$61,522	$4,212	6.8%

Network access. Network access costs increased $2.4 million, or 8.9%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The change reflects increases of $1.3 million from a one-time DAS build-out project, $1.3 million from other DAS build-out projects, $1.1 million from revenue share paid to venues in our managed and operated locations and $0.4 million from the sale of the equipment for venue build-out projects and other costs.  The increases were partially offset by a decrease of $1.7 million from customer usage at partner venues.

Network operations. Network operations expenses decreased $0.9 million, or 7.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to a decrease of $0.9 million in personnel related expenses inclusive of $0.7 million for employees transferred from network operations into the development and technology and selling and marketing departments, and a decrease of $0.1 million in stock-based compensation expenses.  In addition, a decrease of $0.2 million in consulting expenses, a decrease of $0.2 million in hardware and software maintenance expenses, and a decrease of $0.2 million in travel and entertainment expenses were offset by a $0.4 million increase in internet connectivity expenses, $0.2 million in depreciation expense and $0.1 million in break-fix expenses.

Development and technology. Development and technology expenses increased $0.6 million, or 8.3% for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 due to an increase of $0.5 million in hardware and software maintenance expenses and $0.3 million in consulting expenses, partially offset by a $0.2 million decrease in stock-based compensation expenses.

Selling and marketing. Selling and marketing expenses increased $1.8 million, or 33.8%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to a $0.9 million increase in personnel related expenses, inclusive of $0.4 million due to employees transferred in from network operations, $0.8 million in promotional expenses and $0.1 million in consulting expenses.

General and administrative.  General and administrative expenses increased $0.8 million, or 9.8%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to a $0.4 million increase in franchise taxes, $0.2 million in stock-based compensation expense, $0.2 million in outside services expenses, $0.3 million in professional and credit card fees, partially offset by a $0.3 decrease in other expenses.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.6 million, or 44.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease was due to certain acquired assets being fully amortized during the second half of 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to an increase in gains from foreign currency transactions.

Income Taxes

Income taxes increased $0.5 million, or 24.3%, in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options and from adjustments realized upon filing our 2011 federal income tax returns.  For the nine months ended September 30, 2011, our effective tax rate differs from the statutory rate primarily due to nonqualified stock options.

Non-controlling Interests

Non-controlling interests increased $0.1 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Adjusted EBITDA

Adjusted EBITDA was $23.4 million for the nine months ended September 30, 2012, up $3.7 million or 18.7% from the $19.7 million recorded in the nine months ended September 30, 2011.  As a percent of revenue, Adjusted EBITDA was 31.4%, up from 28.7% of revenue in the comparable 2011 nine month period. The Adjusted EBITDA increase was due primarily to greater net income of $3.1 million, $1.3 million of depreciation from a one-time DAS build-out project, $1.5 million of depreciation from other DAS build-out projects, $0.5 million from income tax expense and $0.1 million in non-controlling interest. These increases were partially offset by the accretion of convertible preferred stock of $1.6 million which was an add-back in the prior year nine month period, $0.6 million in amortization expense, $0.5 million in other expenses and a $0.1 million decrease in stock-based compensation.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and, prior to our initial public offering (“IPO”), private placements of preferred equity securities and common stock.  Our primary sources of liquidity as of September 30, 2012 consisted of $57.3 million of cash and cash equivalents and $37.2 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the first nine months of 2012 were $15.8 million; with $12.6 million for DAS build-out projects which were reimbursed by the telecom operators.

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

The following table sets forth cash flow data for the nine months ended September 30:

	2012	2011
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$17,234	$19,986
Net cash used in investing activities	(56,173)	(12,346)
Net cash provided by financing activities	2,356	45,493

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2012, we generated $17.2 million of net cash from operating activities which consisted of net income including non-controlling interests expense of $6.5 million, adjusted for non-cash charges for depreciation and amortization of property and equipment of $11.7 million, stock-based compensation expense of $2.1 million, amortization of intangible assets of $0.7 million, offset by a decrease in excess tax benefits of $1.0 million, decrease in deferred taxes of $0.4 million, and a greater use of working capital of $2.4 million.  The increase in depreciation and amortization of property and equipment was primarily due to our significant investment in DAS networks since the nine months ended September 30, 2011.  The $(2.4) million use of cash from working capital compared to the $3.2 million source of cash from working capital in nine months ended September 30, 2011, was due to $(0.9) million in accounts payable, $(4.0) million in accrued expenses and other liabilities, $(5.1) million in accounts receivable, offset by $1.7 million in prepaids and other assets and deferred revenue of $2.7 million.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2012, we used $56.2 million in investing activities as compared to $12.3 million for the nine months ended September 30, 2011.  Our investing activities in 2012 included net purchases of $37.2 million of short-term marketable securities, purchases of $15.8 million of property and equipment, primarily related to $13.2 million in DAS build-out projects in our managed and operated locations, and the purchase of acquired assets of $3.2 million.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2012, we generated $2.4 million in financing activities.  This was primarily due to a $2.1 million increase in proceeds from the exercise of stock options and a $1.0 million non-cash source from excess tax benefits for stock-based compensation expense, partially offset by payments to non-controlling interests of $0.6 million and payments of capital leases of $0.2 million.  For the nine months ended September 30, 2011, cash provided by financing activities primarily consisted of proceeds from our initial public offering.

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

We had cash and cash equivalents of $57.3 million and $37.2 million of marketable securities at September 30, 2012 and $93.9 million of cash and cash equivalents at December 31, 2011.  We held these amounts primarily in cash or money market funds.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2012, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this assessment, as of September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the unremediated material weakness in our internal control over financial reporting related to income taxes described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the unremeditated material weakness described below, management believes that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented in accordance with generally accepted accounting principles.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, we did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with generally accepted accounting principles. Specifically, we did not have sufficient review and control with respect to the complete and accurate recording of deferred income tax assets and related valuation allowance, accrued taxes and income tax expense. This control deficiency contributed to adjustments and revisions to prior year financial statements amounts that are reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2011. Accordingly, our management determined that this control deficiency constituted a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting. Other than the remediation steps described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

					X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 for each of Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011 for each of Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 for each of Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity (Deficit) for each of Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: November 14, 2012	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: November 14, 2012	By:	/s/ EDWARD ZINSER
Edward Zinser
Chief Financial Officer
(Principal Accounting Officer)