Form 10-K
period 2012-12-31
BOINGO WIRELESS INC
filed 2013-03-18
CIK 1169988

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 15. Exhibits, Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $323,907,000 based on the last reported sale price of $11.62 per share on the NASDAQ Global Market on June 30, 2012.

         As of March 11, 2013, 35,625,314 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Annual Report for the year ended December 31, 2012 are incorporated by reference into Part II of this Form 10-K.

         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's year ended December 31, 2012 are incorporated by reference into Part III of this Form 10-K where indicated.

BOINGO WIRELESS, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

        We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the "safe harbor" created by those sections. The forward-looking statements in this report are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "anticipates," "aspires," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "projects," "seeks," "should," "will" or "would" or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading "Risk Factors." We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in "Risk Factors" included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in "Risk Factors" and elsewhere in this report could harm our business.

        Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this document completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward- looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

        Unless the context otherwise requires, we use the terms "Boingo," "company," "we," "us" and "our" in this Annual Report on Form 10-K to refer to Boingo Wireless, Inc. and, where appropriate, its subsidiaries.

PART I

Item 1.    Business

  Company Overview

        Boingo makes it simple to connect to the mobile Internet.

        We make it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally. We also manage and operate a distributed antenna system infrastructure, or DAS, which is a cellular extension network. Our solution includes easy-to-use software for Wi-Fi enabled devices such as smartphones, laptops and tablet computers, and our sophisticated back-end system infrastructure that detects and enables one-click access to our extensive global Wi-Fi network. Individuals use our solutions to access what we believe is the world's largest commercial Wi-Fi network, consisting of over 600,000 Wi-Fi locations, or hotspots, in over 100 countries at venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants.

        We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. As of December 31, 2012, we have grown our subscriber base to 284,000, an increase of 10.5% over the prior year.

        Individuals who are accustomed to the benefits of broadband performance at home and work are seeking the same applications, performance and availability on-the-go, through smartphones, laptops, tablet computers and other devices. We believe that this consumer demand has created a significant market opportunity that we are uniquely positioned to capture.

        We generate revenue from individual users, partners and advertisers. Individual users provide approximately 45% of our revenue by purchasing month-to-month subscription plans that automatically renew, or hotspot specific single-use access to our network. In addition, our partners pay us usage-based network access and software licensing fees to allow their customers access to our network. We also generate revenue from telecom operators that pay us one-time build-out fees and recurring access fees so that their cellular customers may use our DAS at locations where we also manage and operate the Wi-Fi network. We also generate revenue from advertisers that seek to reach our users with sponsored access, promotional programs and display advertising at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs.

        We install, manage and operate wireless network infrastructure to provide Wi-Fi services at our managed and operated hotspots, where we generally have exclusive multi-year agreements.

        We were incorporated in the State of Delaware in April 2001 under the name Project Mammoth, Inc. and changed our name to Boingo Wireless, Inc. in October 2001. Our principal executive offices are located in Los Angeles, California. Our website address is www.boingo.com.

  Industry Overview

        Popular business and consumer applications such as streaming media, online games, social networking, cloud storage, software-as-a-service and video calling require high-speed, high-bandwidth Internet access. These data-intensive applications are driving an escalation in Internet data traffic. With the proliferation of smartphones, laptops, tablet computers and other Wi-Fi enabled devices, users expect to be able to access the same content and information while on-the-go. Mobile data consumption is expected to increase by 13 times from 2012 to 2017 as projected by Cisco's Visual Networking Index.

        The adoption, growth and advancement of smartphones are key catalysts for the acceleration of high-speed and high-bandwidth mobile Internet usage. The improved computing power, rich graphical user interfaces and Internet capabilities of these devices enable mobile users to make video calls or stream full-length movies, contributing to the vast expansion of the wireless consumption of data. For example, the average smartphone user generated 11 times the amount of data traffic generated by the average non-smartphone user in 2012, according to Cisco's Visual Networking Index. Widely-used mobile applications allow individuals to access the same content and services on their smartphones and other mobile devices that they use at their homes or offices. According to Infonetics, the number of phone-based mobile broadband subscribers is expected to reach 1.6 billion in 2016, representing a compound annual growth rate, or CAGR, of 22% from 2011. In addition, 33% of total mobile data traffic was offloaded through Wi-Fi or femtocells in 2012 and without offload, mobile data traffic would have grown 96% rather than 70% in 2012, according to Cisco's Visual Networking Index.

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

        Wi-Fi provides higher speed and higher bandwidth per user in high density locations, and is simpler and less expensive to deploy than additional cellular network capacity. The benefits of and consumer demand for Wi-Fi have led hardware manufacturers to include Wi-Fi as a standard feature on laptops and tablet computers, and increasingly, smartphones, digital cameras and handheld media devices. Shipments of semiconductor chips that enable Wi-Fi connectivity are expected to grow to 929 million in 2013, according to IDC. Wi-Fi has become the standard protocol for residential and office wireless networks and is increasingly prevalent in public venues, such as airports, hotels, coffee shops, shopping malls, arenas, stadiums, campuses and quick service restaurants.

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

  •
  Invest in our platform to enhance the customer experience.  We continue to extend our platform by adding new features such as the ability to locate and connect to free and open networks, access to additional networks through sponsorships and promotional programs, integration with leading social networking sites and support for additional foreign languages. We also plan to improve the monetization capabilities of our business model through location based services, data analytics, in-client advertising and e-commerce.

  •
  Expand our network.  We intend to continue to grow our global network by increasing our managed and operated presence at airports and other venues such as shopping malls, arenas,

    stadiums, campuses and quick service restaurants. We also plan to enter into new roaming agreements with other network and hotspot operators.

  •
  Grow our business internationally.  We believe that the market for Wi-Fi mobile Internet services will grow rapidly in Europe, Asia, Central and South America as the penetration of smartphones and other Wi-Fi enabled devices increases. We plan to continue our growth beyond the recent additions of the Lisbon Portela Airport, Berlin Tegel Airport, Stuttgart Airport, Tokyo International Airport and Narita International Airport.

  •
  Increase our brand awareness.   We will continue to seek new ways to promote our brand through our managed and operated hotspots. We intend to enhance our brand through low-cost co-marketing arrangements with our partners and through periodic promotional and sponsorship activities and by continuing to leverage the reach of social media to interact with our customers.

  Services

        Our solution makes it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally.

        Retail.    We enable individuals to purchase mobile Internet access at our managed and operated hotspots and select partner locations around the world. We offer a selection of month-to-month subscription and single-use access plans. Our most common plans are the $9.95 month-to-month subscription, the $7.95 month-to-month smartphone only subscription and the single-use Boingo AsYouGo at $7.95 per day. Our single-use access plans provide unlimited access to a specific hotspot for a defined period of time, tolled from the time the user first logs on to the network. We will continue to launch other flexible plans to meet the evolving needs of our customers.

Retail Plan	Device	Purchase Method
Subscription:
Boingo Unlimited	Laptop, Tablet, and Smartphone	Charge Card and PayPal
Boingo Mobile	Smartphone and Tablet	Charge Card and PayPal
Boingo Global	Laptop, Tablet and Smartphone	Charge Card and PayPal
Boingo UK and Ireland	Laptop, Tablet and Smartphone	Charge Card and PayPal
Boingo Europe Plus	Laptop, Tablet and Smartphone	Charge Card and PayPal
Boingo Asia Pacific	Laptop, Tablet and Smartphone	Charge Card and PayPal
Single-use:
Boingo AsYouGo	Laptop, Tablet, and Smartphone	Charge Card and PayPal
Boingo Wi-Fi Credits	Apple iOS devices	Apple iTunes

        Wholesale.    Our integrated hardware and software platform allows us to provide a range of value-added services to network operators, technology companies, enterprise software and services companies, telecom operators and venue operators.

  •
  Roaming services.  We offer roaming services across our entire network of over 600,000 hotspot locations to our partners who can then provide mobile Internet services to their customers at these locations.

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

        Advertising.    Our platform provides a valuable opportunity for advertisers to reach a targeted base of visitors to our landing pages with sponsored access, promotional programs and display advertising. We provide advertisers the opportunity to sponsor wireless Internet access to individuals at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs. We also offer display advertising based on impressions delivered by our platform.

  Our Network

        In 2006, we acquired Concourse Communications Group, LLC and its network of 12 managed and operated airports, which became our first managed and operated hotspots. In 2007, we acquired Sprint Spectrum's network of seven managed and operated airports and one non-exclusive airport, and in 2008, we acquired Opti-Fi Networks, LLC which included Wi-Fi networks at 25 airports and the Washington State Ferries.

        Through our managed and operated hotspots and our strategic partnership arrangements, users have access to over 600,000 hotspots worldwide in venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants. We design, build, monitor and maintain the Wi-Fi network at our managed and operated hotspot locations primarily located in the United States and Europe. Our strategic partnership arrangements with over 140 network operators allow us to extend our global network to over 100 countries worldwide.

        Boingo hotspot locations by region as of December 31, 2012:

Region	Airport	Café / Retail	Convention Center	Hotel	Other(1)	Total
North America	115	2,259	48	3,932	3,896	10,250
South America	79	1,677	4	67	413	2,240
Europe, Middle East and Africa	265	15,842	283	12,828	211,813	241,031
Asia	182	81,148	422	25,884	308,402	416,038

Total	641	100,926	757	42,711	524,524	669,559

(1)
Includes schools and universities, offices, hospitals and public spaces.

  Marketing and Business Development

        Our marketing and business development efforts are designed to cost effectively attract and retain new customers, expand our footprint of Wi-Fi hotspot, DAS and advertising locations and identify business partners that could leverage our network to provide mobile Internet services to their customers. We focus on efficient customer acquisition and brand building through our on-line presence, in-venue signage, public relations, market research and other promotional activities.

        We seek to maximize customer lifetime value by managing subscriber acquisition cost, extending customer life and determining appropriate pricing. We use information about subscriber behavior to help us retain customers and determine premium offerings. Our segmentation is focused at the product level, so that we provide the right product, plan and price for each customer in each region of the world where we operate. Our consumer plans are available for essentially all Wi-Fi enabled devices and are priced on a month-to-month or per-use basis.

        We issue regular press releases announcing important partnerships and product developments and continually update our website with information about our network and services.

  Development

        Our development efforts are focused primarily on increasing the ease of use and functionality of our software client, integrating our software client with our wholesale partners and continuing to adapt our technology to new operating systems and platforms. Our development model is based on a structured development process that incorporates Agile development practices so any deviations can be promptly corrected to improve reliability in our network and enhance customer satisfaction. We typically deliver product releases and feature enhancements on a semi-annual basis. For the years ended December 31, 2012, 2011 and 2010, development and technology expenses were $10.8 million, $9.4 million and $8.5 million, respectively.

  Technology

        Over the past 12 years, we have developed proprietary systems that include the Boingo software client; authentication, authorization and tracking systems; mediation and billing systems; and a real-time operational support and software configuration and messaging infrastructure.

  Boingo Software Client

        The Boingo software client is installed on Wi-Fi enabled devices such as smartphones, laptops and tablet computers. The key features of the Boingo software client include:

  •
  Simple user interface.  The Boingo software client provides individuals with an uncomplicated, user-friendly interface designed to streamline the Wi-Fi network connection process. The software finds hotspots and monitors the availability of Wi-Fi hotspots in the Boingo network, presents a notification message of the hotspot identified and allows one-click user connections. In some devices, connection to a Boingo Wi-Fi hotspot occurs in the background, providing the user with a seamless, notification-free connectivity experience.

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

  Mediation and Billing System

        Our mediation and billing system records and analyzes individual usage sessions required to bill for Wi-Fi usage. Users are charged based on variables such as pricing plan, device type, location, time and amount of use. Our system consolidates usage session information, determines the user identity and applies the appropriate aggregation and flagging to ensure proper usage processing. Our system handles exceptions automatically. Exceptions that cannot be solved automatically are brought to the attention of the operations staff, who rectifies any discrepancies. The billing system provides billing based on roaming relationship, user type, device type and account type. Our retail customer mediation and billing is handled by the same infrastructure used for wholesale customer and billing, resulting in efficiencies of scale and operation.

  Software Configuration and Messaging System

        Our software configuration system provides real-time network configuration updates for approximately 1,450 networks and 101 detection and login methodologies used by the Boingo software client to access our network. Our software configuration system automatically registers new network definitions and login methodologies to allow individuals to connect to our hotspot locations. All supported platforms use a single configuration, providing a high level of operational and test efficiency. Our messaging system enables real-time customer notification and system interaction at login, based on location, network, user, account type, device and usage. This approach enables us and our partners to deliver custom marketing or service messages.

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

  Customers

        We generate revenue primarily from our retail customers and wholesale partners. Our retail customers purchase month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our retail customers primarily from mobile Internet users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. Some of our wholesale partners license our software and pay usage-based network access fees to allow their customers access to our global Wi-Fi network. Other wholesale partners that are telecom operators pay us one-time build-out fees and recurring access fees for our DAS network, enabling their cellular customers to access these networks. Some of our wholesale partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. Our wholesale partner relationships are generally governed by multi-year contracts. We acquire our wholesale partners through our business development efforts. We also generate revenue from advertisers that seek to reach visitors to the landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs. For the year ended December 31, 2012, two groups of entities affiliated with Verizon Communications, Inc. and AT&T Inc. each collectively accounted for over 10% of total revenue. For the year ended December 31, 2011, one group of entities affiliated with Verizon Communications, Inc. accounted for over 10% of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using the following key performance indicators:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except churn data)
Subscribers	284	257	200
Monthly churn	9.7%	9.2%	9.5%
Connects	24,490	12,314	9,309

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

        Connects.    This metric shows how often individuals connect to our global Wi-Fi network in a given period. The connects include retail and wholesale customers in both customer pay locations and customer free locations where we are a paid service provider or receive sponsorship or promotional fees. We count each connect as a single connect regardless of how many times that individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

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

        We have two issued U.S. patents which expire in 2022 and six patent applications pending in the United States, one of which is also pending in Japan, two of which are also pending in the European Patent Office, Canada, Japan, South Korea, and China, and one of which is pending with the Patent Cooperation Treaty. We have one issued Japanese patent, which has a maximum term that expires in 2027. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost effective.

        Our registered trademarks in the United States and the European Union include "Boingo", "Boingo Wi-Finder", and "Don't just go. Boingo.", and in the United States, "Cloud 9 Media". We own additional registrations and have filed other trademark applications in the United States and other countries.

        In addition to the foregoing protections, we control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by United States and international copyright laws.

  Employees

        As of December 31, 2012, we had 160 employees, including 55 in development and technology, 60 in operations, 29 in business development and marketing and 16 in general and administrative. All of our employees are full-time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider relations with our employees to be good. As of December 31, 2012, we also had arrangements with a third party call center provider in New York that provided us with approximately 40 full-time equivalent contractors for retail customer support service and similar functions.

  Facilities

        We currently lease approximately 27,000 square feet of space for our corporate headquarters in Los Angeles, California under a lease agreement that expires in February 2018. We also lease an additional 13,000 square feet in aggregate office space in San Francisco, California; Chicago, Illinois;

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

        Copies of this report are also available free of charge from Boingo Corporate Investor Communications, 10960 Wilshire Blvd, Suite 800, Los Angeles, CA 90024. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and written charters of the committees of the Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our website and are available in print to any stockholder who requests a copy.

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

        Many venues, including airports coffee shops and hotels, offer free mobile Wi-Fi as an incentive or value-added benefit to their customers. Free Wi-Fi may reduce retail customer demand for our services, and put downward pressure on the prices we charge our retail customers. In addition, telecom operators may offer free mobile Wi-Fi as part of a home broadband or other service contract, which also may force down the prices we charge our retail customers. If we are unable to effectively offset this downward pressure on our prices by being a Wi-Fi service provider, or if we are unable to acquire and retain retail customers, we will have lower profit margins and our operating results and financial condition may be adversely impacted.

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

  •
  the growing prevalence of free Wi-Fi models and our ability to adapt and compete with free Wi-Fi;

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

        The market for commercial mobile Wi-Fi solutions is competitive and impacted by technological change, and we expect competition with our current and potential competitors to intensify in the future. In particular, some of our competitors have taken steps or may decide to more aggressively compete against us, particularly in the market for venue build-outs of Wi-Fi and DAS solutions.

        Our competitors, many of whom are also our partners, include a variety of telecom operators and network operators, including AT&T, T-Mobile, Cablevision, Comcast and local operators. These and other competitors have developed or may develop technologies that compete directly with our solutions. Many of our competitors are substantially larger than we are and have substantially longer operating histories. We may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and personnel resources than we do. Some also have greater name and brand recognition and a larger base of subscribers or users than we have. In addition, our competitors may provide services that we do not, such as cellular, local exchange and long distance services, voicemail, digital subscriber line and subscription television services. Users that desire these services may choose to also obtain mobile Wi-Fi Internet services from a competitor that provides these additional services rather than from us.

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

         If we are not successful in developing our mobile application for new devices and platforms, or if those solutions are not widely adopted, our results of operations and business could be adversely affected.

        As new mobile devices and platforms are developed, we may encounter problems in developing products for such new mobile devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties integrating our mobile applications into mobile devices, or if we face increased costs to distribute our mobile applications, our future growth and our results of operations could suffer.

         If we fail to maintain relationships with providers of mobile operating systems or mobile application download stores, our business could be adversely affected.

        We rely on the integration of our software into mobile operating systems to allow mobile devices to connect to our network of Wi-Fi hotspots. If problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as the Apple App Store and Google Play, or if our mobile application receives unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the mobile application download stores, we may fail to attract or retain customers or partners, and our business could be adversely affected.

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

        Our business depends on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We own two patents and have applications for six additional patents pending. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent the use or misappropriation of our proprietary information or infringement of our intellectual property rights. Our ability to police the use, misappropriation or infringement of our intellectual property is uncertain, particularly in countries other than the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued, they may be contested, circumvented, or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with complete proprietary protection or any competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies on their own now or in the future. Protecting against the unauthorized use of our solutions, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, if the protection of our proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

         We utilize unlicensed spectrum in certain of our offerings which is subject to intense competition, low barriers of entry and slowdowns due to multiple users.

        We presently utilize unlicensed spectrum to provide our Wi-Fi Internet solutions. Unlicensed or "free" spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently, or may in the future, utilize. The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers to entry in our industry.

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

        As of December 31, 2012, our accumulated deficit was $34.5 million. Although we have generated net income for each fiscal year since 2009, which was our first full year of net income since our inception, we are also currently investing in our future growth through expanding our network, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to sustain profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently lease approximately 27,000 square feet of space for our corporate headquarters in Los Angeles, California under a lease agreement that expires in February 2018. We also lease an additional 13,000 square feet in aggregate office space in San Francisco, California; Chicago, Illinois; Lake Success, New York; McKinney, Texas; Detroit, Michigan; and London, United Kingdom. We believe our current office facilities will be adequate for the foreseeable future.

Item 3.    Legal Proceedings

        We are not presently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings in the ordinary course of our business.

Item 4.    Mine Safety Disclosure

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Market Information.    Since May 4, 2011, our common stock has been publicly traded on the NASDAQ Global Market under the symbol "WIFI." The following table sets forth, for the periods indicated, the high and low prices of our common stock as reported by the NASDAQ Global Market.

	2012
	High	Low
First quarter	$13.15	$7.99
Second quarter	$12.19	$9.43
Third quarter	$11.68	$6.77
Fourth quarter	$8.23	$6.77

	2011
	High		Low
First quarter		(a)		(a)
Second quarter	$13.15		$6.98
Third quarter	$9.88		$6.71
Fourth quarter	$9.44		$6.01

(a)—There was no public market for our stock prior to May 4, 2011.

        Registered Stockholders.    As of March 11, 2013, there were approximately 31 stockholders of record of our common stock. Stockholders of record does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

        Securities Authorized for Issuance Under Equity Compensation Plans.    The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A.

  Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities.

        We did not sell any equity securities not registered under the Securities Act during the year ended December 31, 2012.

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

        Issuer Purchases of Equity Securities.    None.

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

COMPARISON OF 20 MONTHS CUMULATIVE TOTAL RETURN*

        Among Boingo Wireless, Inc., The NASDAQ Composite Index and The Russell 2000 Index**

	05/04/11	06/30/11	09/30/11	12/31/11	03/30/12	06/29/12	09/28/12	12/31/12
NASDAQ Composite Index	$100.00	$98.07	$85.40	$92.11	$109.31	$103.78	$110.18	$106.76
Russell 2000 Index	$100.00	$99.34	$77.34	$88.96	$99.69	$95.87	$100.55	$101.98
Boingo	$100.00	$75.04	$59.09	$71.07	$100.00	$96.03	$65.62	$62.40

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

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and our accompanying Consolidated Financial Statements in Part II, Item 8 of this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$102,506	$94,558	$80,420	$65,715	$56,711
Costs and operating expenses:
Network access	42,289	37,082	31,961	26,430	22,979
Network operations	14,541	15,849	13,508	11,667	11,010
Development and technology	10,772	9,433	8,475	7,374	6,763
Selling and marketing	10,255	7,409	5,985	5,901	7,549
General and administrative	12,700	11,953	10,645	8,214	7,945
Amortization of intangible assets	1,103	1,655	2,491	3,848	5,972

Total costs and operating expenses	91,660	83,381	73,065	63,434	62,218

Income (loss) from operations	10,846	11,177	7,355	2,281	(5,507)
Interest and other income (expense), net	143	(176)	(137)	(154)	200

Income (loss) before income taxes	10,989	11,001	7,218	2,127	(5,307)
Income taxes	2,965	4,064	(8,903)	985	567

Net income (loss)	8,024	6,937	16,121	1,142	(5,874)
Net income attributable to non-controlling interests	729	642	547	394	332

Net income (loss) attributable to Boingo Wireless, Inc.	7,295	6,295	15,574	748	(6,206)
Accretion of convertible preferred stock	—	(1,633)	(5,020)	(5,259)	(5,256)

Net income (loss) attributable to common stockholders	$7,295	$4,662	$10,554	$(4,511)	$(11,462)

Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$0.19	$1.81	$(0.78)	$(2.01)
Diluted	$0.20	$0.17	$0.49	$(0.78)	$(2.01)
Other Financial Data:
Operating cash flows	$24,596	$29,529	$24,160	$14,522	$10,922
Investing cash flows	(62,468)	(7,335)	(19,934)	(3,659)	(2,065)
Financing cash flows	2,077	46,018	(1,134)	(974)	(1,287)
Adjusted EBITDA(1)	30,642	28,556	18,224	13,527	6,942

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$58,138	$93,933	$25,721	$22,629	$12,740
Marketable securities	41,558	—	9,373	—	1,644
Working capital	80,641	74,137	17,032	4,517	1,442
Total assets	202,532	188,920	132,043	104,401	100,859
Deferred revenue	41,452	41,329	38,978	29,739	27,351
Total liabilities	58,033	59,841	60,059	48,860	46,838
Convertible preferred stock	—	—	122,969	117,949	112,690
Total stockholders' equity (deficit)	144,499	129,079	(50,985)	(62,408)	(58,669)

(1)
We define Adjusted EBITDA as net income (loss) attributable to common stockholders plus depreciation and amortization of property and equipment, accretion of convertible preferred stock, income taxes, amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other income (expense), net.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States ("GAAP") financial measures to supplement their GAAP results; and

•
it is useful to exclude non-cash charges, such as accretion of preferred stock, depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock- based awards.

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

        The following provides a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss) attributable to common stockholders	$7,295	$4,662	$10,554	$(4,511)	$(11,462)
Depreciation and amortization of property and equipment	15,958	12,301	7,511	6,658	5,811
Income taxes	2,965	4,064	(8,903)	985	567
Stock-based compensation expense	2,735	3,423	867	740	666
Amortization of intangible assets	1,103	1,655	2,491	3,848	5,972
Accretion of convertible preferred stock	—	1,633	5,020	5,259	5,256
Non-controlling interests	729	642	547	394	332
Interest and other (income) expense, net	(143)	176	137	154	(200)

Adjusted EBITDA	$30,642	$28,556	$18,224	$13,527	$6,942

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

  Overview

        We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions. Our software applications and solutions enable individuals to access our extensive global Wi-Fi network of over 600,000 hotspots with devices such as smartphones, laptops and tablet computers. Our offerings provide compelling cost and performance advantages to our customers and partners.

        We grew revenue from $94.6 million in 2011 to $102.5 million in 2012, an increase of 8.4%. We grew revenue from $80.4 million in 2010 to $94.6 million in 2011, an increase of 17.6%. Our net income attributable to common stockholders increased from $4.7 million in 2011 to $7.3 million in 2012. We grew Adjusted EBITDA from $28.6 million in 2011 to $30.6 million in 2012, an increase of 7.3%. For a discussion of Adjusted EBITDA and a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

        Many online consumer and business activities, such as streaming media, social networking, downloading large email attachments and video calling, require high-speed, high-bandwidth Internet access. In addition, the proliferation of smartphones, laptops, tablet computers and other Wi-Fi enabled devices has led users to expect access to the same content and information while on-the-go, with the same performance quality they are accustomed to in the home or office setting. These data intensive activities are driving a global surge in mobile Internet data traffic that is expected to increase 13 times between 2012 and 2017, according to Cisco's Visual Networking Index. We believe these trends present us with opportunities to generate significant growth in revenue and profitability.

  Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with GAAP and rules and regulations of the United States Securities and Exchange Commission ("SEC") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from these estimates. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

        We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill, measuring recoverability of long-lived assets, stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we believe the accounting policies discussed below are paramount to understanding our historical and future performance, as these policies relate to the more significant areas involving our management's judgments, assumptions and estimates.

  Revenue Recognition

        We generate revenue from several sources including: (i) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, (ii) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees, (iii) wholesale customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

        Subscription fees from retail customers are paid monthly in advance and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra-revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

        Services provided to wholesale partners under platform service arrangements generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for network usage, and (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the platform service arrangement. The initial term of platform service license agreements is generally between two to five years and the agreements generally contain renewal clauses. Revenue for network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing platform service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the estimated customer relationship period. The initial term of our contracts with telecom operations and wholesale partners generally range from three to fifteen years and the agreements generally contain renewal clauses. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

        In instances where the minimum monthly network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

        For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25, Revenue Recognition—Multiple- Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we did not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices as vendor specific objective evidence and third-party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

        Advertising and other revenue is recognized when the services are performed.

  Business Combinations

        We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management's estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) an appropriate discount rate. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

  Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually on December 31st. In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, Intangibles—Goodwill and Other. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill maybe impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

        At December 31, 2012 and 2011, we tested our goodwill for impairment and no impairment was identified as the fair value of our sole reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

  Measuring Recoverability of Long-Lived Assets

        We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and/or product strategies and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate or other indices of fair value. We would then recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. To date, we have not recorded any long-lived asset impairment charges.

  Stock-based Compensation

        Stock-based compensation consists of stock options granted to employees and non-employees. It is recorded as compensation expense based on the grant date fair value of awards using the Black-Scholes option pricing model. We recognize stock-based compensation expense related to employee stock option and restricted stock grants, which requires us to recognize compensation expense equal to the grant date fair value on a straight-line basis, net of estimated and actual forfeitures, over the employee requisite service period.

        Prior to our IPO, in 2011 and 2010, we granted options to purchase shares of our common stock. Because there was no public market for our common stock prior to our IPO, determining the fair value of our common stock required making complex and subjective judgments and there was inherent uncertainty in our estimate of fair value. Prior to our IPO, our general policy was to grant employee options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by us and our Board of Directors. To determine the fair value of our common stock, we considered many factors, including:

  •
  our current and historical financial performance;

  •
  our expected future financial performance;

  •
  our financial condition at the grant date;

  •
  the liquidation rights and other preferences of our preferred stock;

  •
  input from management;

  •
  the lack of marketability of our common stock;

  •
  the anticipation or likelihood of a potential liquidity event such as a sale of the business or IPO;

  •
  the condition of and outlook for our industry;

  •
  the business risks inherent in our business;

  •
  the market performance of comparable publicly-traded companies; and

  •
  the United States and global capital market conditions.

        To determine the estimated fair value of our common stock at each grant date, we conducted a periodic in-depth valuation analysis of our common stock prepared with the assistance of an independent valuation firm and also considered the factors noted above. Our valuation analysis followed the guidance set forth by the American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation," referred to herein as the AICPA Practice Aid. Based on the guidance of the AICPA Practice Aid, we utilized a combination of valuation methods including an income approach using an analysis of expected future discounted cash flows and a market approach for similar companies with publicly-traded ownership interests (market comparable method). We then weighted these two valuations to calculate an expected business enterprise value which was applied to our capital structure to determine a value per common share.

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

  Recent Accounting Pronouncements

        Information regarding recent accounting pronouncements is contained in Note 2 "Significant Accounting Policies" to the accompanying Consolidated Financial Statements included in Part II, Item 8, which is incorporated herein by this reference.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using the following key performance indicators:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except churn data)
Subscribers	284	257	200
Monthly churn	9.7%	9.2%	9.5%
Connects	24,490	12,314	9,309

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

        Connects.    This metric shows how often individuals connect to our global Wi-Fi network in a given period. The connects include retail and wholesale customers in both customer pay locations and customer free locations where we are a paid service provider or receive sponsorship or promotion fees. We count each connect as a single connect regardless of how many times that individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

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

        Wholesale.    We generate revenue from wholesale partners that license our software and pay usage-based monthly network access fees to allow their customers to access our global Wi-Fi network, and telecom operator partners that pay us build-out fees and access fees for our DAS networks. Usage-

based network access fees may be measured in minutes, connects or megabytes, and in most cases are subject to monthly minimums. Other wholesale partners pay us monthly fees to provide a Wi-Fi infrastructure that we install, manage and operate at their venues for their customers under a service provider arrangement.

        Advertising and other.    We generate revenue from advertisers that seek to reach visitors to our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs and at locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs. In addition, we receive revenue from kiosk users and partners in certain venues where we manage and operate the Wi-Fi network.

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

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, primarily consist of interest income and expense.

  Income Taxes

        As a result of the utilization of our federal net operating loss carryforwards, our income taxes include only state income taxes and federal alternative minimum taxes. In 2011 and 2010, income taxes also include $1.3 million and $12.3 million of tax benefits associated with the release of a portion of our state and federal valuation allowances, respectively.

  Non-controlling Interests

        Non-controlling interests are comprised of minority holdings by third parties in our subsidiaries Concourse Communications Detroit, LLC, or CCG Detroit, and Chicago Concourse Development Group, LLC, or CCDG.

        We attributed profits and losses to the non-controlling interest in CCG Detroit under the terms of the limited liability company agreement. CCG Detroit has generated losses over the last several years which has reduced the non-controlling owners capital account to zero in 2009 resulting in an allocation to the controlling interest holder of all operating losses and deficits created by fixed distributions of approximately $121,000 to the non-controlling interest holder.

        We are required to pay a portion of allocated net profits less capital expenditures of the preceding year to the non-controlling interest holders of CCDG. The limited liability company agreement for CCDG does not have a term. CCDG can be dissolved upon the unanimous agreement of the members, upon the sale of CCDG, upon declaration of bankruptcy, or upon the termination of the license agreement between CCDG and the City of Chicago.

  Results of Operations

        The following tables set forth our results of operations for the specified periods.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$102,506	$94,558	$80,420
Costs and operating expenses:
Network access	42,289	37,082	31,961
Network operations	14,541	15,849	13,508
Development and technology	10,772	9,433	8,475
Selling and marketing	10,255	7,409	5,985
General and administrative	12,700	11,953	10,645
Amortization of intangible assets	1,103	1,655	2,491

Total costs and operating expenses	91,660	83,381	73,065

Income from operations	10,846	11,177	7,355
Interest and other income (expense), net	143	(176)	(137)

Income before income taxes	10,989	11,001	7,218
Income taxes	2,965	4,064	(8,903)

Net income	8,024	6,937	16,121
Net income attributable to non-controlling interests	729	642	547

Net income attributable to Boingo Wireless, Inc.	7,295	6,295	15,574
Accretion of convertible preferred stock	—	(1,633)	(5,020)

Net income attributable to common stockholders	$7,295	$4,662	$10,554

Depreciation and amortization expense included in the above line items:
Network access	$11,948	$8,867	$4,392
Network operations	2,844	2,444	1,747
Development and technology	1,049	873	1,024
General and administrative	117	117	348

Total	$15,958	$12,301	$7,511

Stock-based compensation expense included in the above line items:
Network operations	$352	$463	$131
Development and technology	352	577	115
Selling and marketing	571	650	171
General and administrative	1,460	1,733	450

Total	$2,735	$3,423	$867

Depreciation and amortization expense

        Depreciation expense increased $3.7 million, or 29.7%, in 2012, as compared to 2011, due to increases of $1.8 million from DAS build-out projects, $1.3 million from a one-time DAS build-out project and $0.6 million of depreciation expense from operations.

        Depreciation expense increased $4.8 million, or 63.7%, in 2011, as compared to 2010, due to our significant investment in DAS build-out projects during 2011.

Stock-based compensation expense

        Stock-based compensation expense decreased $0.7 million, or 20.1%, in 2012, as compared to 2011, primarily due to reversal of $1.1 million in stock-based compensation expense for unvested options held by employees who left the Company in 2012.

        Stock-based compensation expense increased $2.6 million, or 295%, in 2011, as compared to 2010, primarily due to options issued at $13.50 per share.

        The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Year Ended December 31,
	2012	2011	2010
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	41.3	39.2	39.8
Network operations	14.2	16.8	16.8
Development and technology	10.4	10.0	10.5
Selling and marketing	10.0	7.8	7.5
General and administrative	12.4	12.6	13.2
Amortization of intangible assets	1.1	1.8	3.1

Total costs and operating expenses	89.4	88.2	90.9

Income from operations	10.6	11.8	9.1
Interest and other income (expense), net	0.1	(0.2)	(0.2)

Income before income taxes	10.7	11.6	8.9
Income taxes	2.9	4.3	(11.1)

Net income	7.8	7.3	20.0
Net income attributable to non-controlling interests	0.7	0.7	0.7

Net income attributable to Boingo Wireless, Inc.	7.1	6.6	19.3
Accretion of convertible preferred stock	—	(1.7)	(6.2)

Net income attributable to common stockholders	7.1%	4.9%	13.1%

Years ended December 31, 2012 and 2011

  Revenue

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands, except churn data and percentages)
Revenue:
Retail subscription	$32,716	$29,033	$3,683	12.7
Retail single-use	13,429	16,054	(2,625)	(16.4)
Wholesale	49,495	43,707	5,788	13.2
Advertising and other	6,866	5,764	1,102	19.1

Total revenue	$102,506	$94,558	$7,948	8.4

Key business metrics:
Subscribers	284	257	27	10.5
Monthly churn	9.7%	9.2%	0.5%	5.4
Connects	24,490	12,314	12,176	98.9

        Retail subscription.    Retail subscription revenue increased $3.7 million, or 12.7%, in 2012, as compared to 2011, due to a 19.8% average increase in subscribers. This increase in subscribers was partially offset by a decrease in our revenue per subscriber of 6.4% from promotional offers and the growing mix of lower-priced smartphone and tablet subscriptions compared to unlimited subscriptions.

        Retail single-use.    Retail single-use revenue decreased $2.6 million, or 16.4%, in 2012, as compared to 2011, due to a 9.2% decrease in single-use connects and a 7.9% decrease in revenue per connect as more customers opted for our lower priced hourly single use access plan. The decrease in single-use connects was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model, an increase in new customers that opted for subscriptions and increased promotional sponsorships.

        Wholesale.    Wholesale revenue increased $5.8 million, or 13.2%, in 2012, as compared to 2011, due to a $6.7 million increase from DAS build-out projects in our managed and operated locations offset by a decrease of $0.5 million in partner usage-based fees and a decrease of $0.4 million from DAS access and usage fees.

        Advertising and other.    Advertising and other revenue increased $1.1 million, or 19.1%, in 2012, as compared to 2011, due primarily to revenues earned by Cloud 9 Wireless, Inc., which was acquired in August 2012.

  Costs and Operating Expenses

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$42,289	$37,082	$5,207	14.0
Network operations	14,541	15,849	(1,308)	(8.3)
Development and technology	10,772	9,433	1,339	14.2
Selling and marketing	10,255	7,409	2,846	38.4
General and administrative	12,700	11,953	747	6.2
Amortization of intangible assets	1,103	1,655	(552)	(33.4)

Total costs and operating expenses	$91,660	$83,381	$8,279	9.9

        Network access.    Network access costs increased $5.2 million, or 14.0%, in 2012, as compared to 2011, due primarily to increases of $4.2 million in DAS build-out projects, $1.3 million in a one-time DAS build-out project, $1.3 million in revenue share paid to venues in our managed and operated locations and $0.7 million increase in the direct costs related to the sale of equipment for venue build-outs. The increases were partially offset by a decrease of $2.3 million from customer usage at partner venues.

        Network operations.    Network operations expenses decreased $1.3 million, or 8.3%, in 2012, as compared to 2011, due to decreases of $1.4 million in personnel related expenses $0.3 million in consulting expenses, $0.3 million in hardware and software maintenance expenses, and $0.3 million in other expenses. The decreases were partially offset by increases of $0.5 million in internet connectivity expenses, $0.4 million in depreciation expense and $0.1 million in break-fix expenses.

        Development and technology.    Development and technology expenses increased $1.3 million, or 14.2%, in 2012, as compared to 2011, due to increases of $0.7 million in hardware and software maintenance expenses, $0.5 million in consulting expenses, $0.3 million in recruiting expenses and $0.2 million in depreciation expense. These increases were partially offset by decreases in personnel expenses of $0.4 million inclusive of a decrease of $0.2 million in stock-based compensation expenses.

        Selling and marketing.    Selling and marketing expenses increased $2.9 million, or 38.4%, in 2012, as compared to 2011, due to increases of $1.4 million in personnel related expenses, $1.1 million in promotional expenses, $0.2 million in consulting expenses and $0.2 million in travel and entertainment expenses.

        General and administrative.    General and administrative expenses increased $0.7 million, or 6.2% in 2012, as compared to 2011, due to increases of $0.6 million in professional fees, $0.4 million in franchise taxes, $0.2 million in Board of Directors expenses and $0.2 million in insurance expenses. These increases were partially offset by decreases of $0.3 million in stock-based compensation expenses, $0.2 million in rent and facilities and $0.2 million in other expenses.

        Amortization of intangible assets.    Amortization of intangible assets expense decreased $0.6 million, or 33.4%, in 2012, as compared to 2011, due to certain acquired assets being fully amortized during 2011. For future years, amortization expense is expected to be $1.2 million for 2013 and 2014, $1.1 million for 2015 and 2016, $1.0 million for 2017 and $5.0 million thereafter.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, increased $0.3 million, in 2012, as compared to 2011 due primarily to the increase in interest income.

  Income Taxes

        Income tax expense decreased $1.1 million in 2012, as compared to 2011, primarily due to benefits from disqualifying dispositions of incentive stock options and from adjustments realized upon filing our 2011 federal income tax returns.

        Our future effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income.

  Non-controlling Interests

        Non-controlling interests increased $0.1 million in 2012, as compared to 2011.

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

        Network access.    Network access costs increased $5.1 million, or 16.0%, in 2011, as compared to 2010. The change reflects increases of $4.5 million from equipment depreciation expense from DAS build-out projects, $3.0 million from revenue share paid to venues in our managed and operated locations, and $0.7 million from bandwidth and other Internet connectivity expenses. The increase was partially offset by a decrease of $3.1 million from customer usage at partner venues.

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

        General and administrative.    General and administrative expenses increased $1.3 million, or 12.3%, in 2011, as compared to 2010, due to increases of $1.6 million in personnel related expenses inclusive of $1.3 million in stock-based compensation expenses, $0.2 million in insurance expenses, $0.1 million in credit card and bank fees and $0.1 million in bad debt expenses. The increase was partially offset by decreases of $0.4 million in professional fees, $0.2 million in equipment depreciation expenses and $0.1 million in consulting fees.

        Amortization of other intangible assets.    Amortization of other intangible assets expense decreased $0.8 million, or 33.6%, in 2011, as compared to 2010, due to certain acquired assets being fully amortized during 2011.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, remained essentially unchanged in 2011, as compared to 2010.

  Income Taxes

        Income taxes increased $13.0 million in 2011, as compared to 2010. This increase is primarily due to the release of the valuation allowance on our federal deferred tax assets in December 2010. In December 2011 and 2010, based on current year income and our projections of future income, we concluded it was more likely than not that certain of our deferred tax assets would be realizable, resulting in $1.3 million and $12.3 million of tax benefits, respectively, from the release of the valuation allowance.

  Non-controlling Interests

        Non-controlling interests remained essentially unchanged in 2011, as compared to 2010.

  Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by operating activities and, prior to our IPO, private placements of preferred equity securities and common stock. Our primary sources of liquidity as of December 31, 2012 consisted of $58.1 million of cash and cash equivalents and $41.6 milion of marketable securities.

        Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in 2012 were $18.0 million, of which $14.4 million was reimbursed through revenue for DAS build-out projects from our telecom operator customers.

        We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We may enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

        The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$24,596	$29,529	$24,160
Net cash used in investing activities	(62,468)	(7,335)	(19,934)
Net cash provided by (used in) financing activities	2,077	46,018	(1,134)

Net (decrease) increase in cash and cash equivalents	$(35,795)	$68,212	$3,092

  Net Cash Provided by Operating Activities

        In 2012, we generated $24.6 million in cash from operating activities, a decrease of $4.9 million from 2011, which was primarily due to a $4.5 million increase in accounts receivable and other assets, a $2.2 million decrease in deferred revenues, a $1.5 million decrease in accounts payable and accrued expenses and a $1.8 million decrease in deferred taxes. These changes were offset by $1.8 million in excess tax benefits from stock-based compensation, a $2.2 million increase in non-cash charges for depreciation, amortization and stock compensation and a $1.1 million increase in net income.

        In 2011, we generated $29.5 million of net cash from operating activities, an increase of $5.4 million from 2010, which was primarily due to a $13.2 million increase in deferred taxes, a $4.1 million decrease in accounts receivable and other assets and a $6.6 million increase in non-cash charges for depreciation, amortization and stock compensation. These changes were offset by a $9.2 million decrease in net income, a $6.8 million decrease in deferred revenues and a $2.5 million decrease in accounts payable and accrued expenses.

        In 2010, we generated $24.2 million of net cash from operating activities, an increase of $9.6 million from 2009, which was primarily due to a $15.0 million increase in net income, a $6.9 million increase in deferred revenue and a $2.8 million increase in accounts payable and accrued expenses. These changes were offset by a $10.7 million decrease in deferred taxes, a $4.0 million increase in accounts receivable and other assets and a $0.4 million decrease in non-cash charges for depreciation, amortization and compensation.

  Net Cash Used in Investing Activities

        In 2012, we used $62.5 million in investing activities. Our investing activities in 2012 included net purchases of $41.6 million of marketable securities, $18.0 million of purchases of property and equipment primarily related to DAS build-out projects in our managed and operated locations, net payment of $3.2 million for acquired assets and $0.1 million of payments for patents, trademarks and domain. These uses of cash were partially offset by a $0.4 million decrease in restricted cash.

        In 2011, we used $7.3 million in investing activities. Investing activities consisted of purchases of $16.9 million of property and equipment primarily related to DAS build-out projects in our managed and operated locations, $0.2 million of payments related to acquisitions and $0.1 million of payments for patents, trademarks and domain. These uses of cash were partially offset by $9.4 million in sales of marketable securities, and a $0.5 million decrease in restricted cash.

        In 2010, we used $19.9 million in investing activities. Investing activities consisted of purchases of $11.3 million of property and equipment primarily related to DAS build-outs in our managed and operated locations, $9.4 million in purchases of marketable securities and $0.2 million of payments related to acquisitions. These uses of cash were partially offset by the decrease in restricted cash of $1.0 million.

  Net Cash Provided by (Used in) Financing Activities

        In 2012, we generated $2.0 million in financing activities. This was primarily due to $2.6 million in proceeds from the exercise of stock options and $0.4 million of excess tax benefits from stock-based compensation, partially offset by payments to non-controlling interests of $0.7 million and payments of capital leases of $0.2 million.

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

  Contractual Obligations and Commitments

        The following table sets forth our contractual obligations and commitments as of December 31, 2012:

	Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Venue revenue share minimums(1)	$43,965	$6,316	$8,874	$7,366	$21,409
Operating leases for office space(2)	5,686	1,093	2,179	2,221	193
Capital leases for equipment and software(3)	178	42	84	52	—

Total	$49,829	$7,451	$11,137	$9,639	$21,602

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

        We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2012, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

        Marketable securities available-for-sale are carried at fair value and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses is included in interest and other income (expense), net.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV, Items 15(a)1 and (2) of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures.

        The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

        The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with GAAP. A company's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

        Based on this assessment, management determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has also issued an audit report on the Company's internal control over financial reporting. The Report of Independent Registered Public Accounting Firm is filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

  Remediation of Previously Disclosed Material Weakness

        Management previously reported a material weakness in our internal control over financial reporting with respect to controls that provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with GAAP.

        The Company made the following changes to its internal control over financial reporting to remediate the previously reported material weakness:

  •
  The Company re-evaluated the design of income tax accounting processes and controls and implemented new and improved processes and controls, accordingly;

  •
  The Company retained an experienced professional accounting firm to assist with the income tax provision and to provide a detailed review of the tax implications of complex transactions; and

  •
  The Company hired additional personnel with tax knowledge and experience to provide a detailed assessment of the calculation and supporting details of the accounts, to strengthen the internal review process and to assist in the implementation and management of improved processes and controls.

        The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2012, has concluded that the remediation activities discussed are sufficient to allow us to conclude that the previously disclosed material weakness related to the accounting for income taxes and related disclosures no longer exists as of December 31, 2012.

  Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2012.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 will be included in the Company's definitive Proxy Statement under the captions "Board of Directors and Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.    Executive Compensation

        The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company's definitive Proxy Statement under the captions "Compensation of Executive Officers and Directors," "Compensation Discussion and Analysis," "Report of the Compensation and Management Succession Committee" and "Board of Directors and Corporate Governance," to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Company's definitive Proxy Statement under the caption "Beneficial Ownership of the Company's Securities," to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, will be included in the Company's definitive Proxy Statement under the caption "Certain Relationships and Related Transactions" to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required by Item 13 of Form 10-K regarding director independence will be included in the Company's definitive Proxy Statement under the caption "Information Regarding the Board of Directors and its Committees—Independence of the Board of Directors," to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Company's definitive Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees" and "Pre-Approval Policies and Procedures" to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.    Exhibits

        (a)   The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1)(2)    Financial Statements. The following consolidated financial statements of Boingo Wireless, Inc., and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. The Exhibits begin on page F-37.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2013.

BOINGO WIRELESS, INC.
By:	/s/ DAVID HAGAN David Hagan Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID HAGAN David Hagan	Director and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
/s/ PETER HOVENIER Peter Hovenier	Chief Financial Officer (Principal Financial Officer)	March 18, 2013
/s/ SKY DAYTON Sky Dayton	Chairman of the Board	March 18, 2013
/s/ CHARLES BOESENBERG Charles Boesenberg	Director	March 18, 2013
/s/ CHUCK DAVIS Chuck Davis	Director	March 18, 2013
/s/ MARC GELLER Marc Geller	Director	March 18, 2013
/s/ PAUL HSIAO Paul Hsiao	Director	March 18, 2013

        All schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Boingo Wireless, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Boingo Wireless, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 18, 2013

Boingo Wireless, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$58,138	$93,933
Restricted cash	30	465
Marketable securities	41,558	—
Accounts receivable, net of allowances of $179 and $177 in 2012 and 2011, respectively	10,977	7,382
Prepaid expenses and other current assets	2,072	1,103
Deferred tax assets	1,204	2,366

Total current assets	113,979	105,249
Property and equipment, net	42,411	39,717
Goodwill	26,744	25,512
Intangible assets, net	10,594	9,846
Deferred tax assets	4,256	4,083
Other assets	4,548	4,513

Total assets	$202,532	$188,920

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,990	$4,573
Accrued expenses and other liabilities	10,977	12,759
Deferred revenue	17,329	13,575
Current portion of capital leases	42	205

Total current liabilities	33,338	31,112
Deferred revenue, net of current portion	24,123	27,754
Long-term portion of capital leases	136	197
Other liabilities	436	778

Total liabilities	58,033	59,841
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 35,483 and 33,584 shares issued and outstanding for 2012 and 2011, respectively	4	3
Additional paid-in capital	178,219	170,721
Accumulated deficit	(34,547)	(41,842)

Total common stockholders' equity	143,676	128,882
Non-controlling interests	823	197

Total stockholders' equity	144,499	129,079

Total liabilities and stockholders' equity	$202,532	$188,920

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$102,506	$94,558	$80,420
Costs and operating expenses:
Network access	42,289	37,082	31,961
Network operations	14,541	15,849	13,508
Development and technology	10,772	9,433	8,475
Selling and marketing	10,255	7,409	5,985
General and administrative	12,700	11,953	10,645
Amortization of intangible assets	1,103	1,655	2,491

Total costs and operating expenses	91,660	83,381	73,065

Income from operations	10,846	11,177	7,355
Interest and other income (expense), net	143	(176)	(137)

Income before income taxes	10,989	11,001	7,218
Income taxes	2,965	4,064	(8,903)

Net income	8,024	6,937	16,121
Net income attributable to non-controlling interests	729	642	547

Net income attributable to Boingo Wireless, Inc.	7,295	6,295	15,574
Accretion of convertible preferred stock	—	(1,633)	(5,020)

Net income attributable to common stockholders	$7,295	$4,662	$10,554

Net income per share attributable to common stockholders:
Basic	$0.21	$0.19	$1.81
Diluted	$0.20	$0.17	$0.49
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	34,774	24,014	5,834
Diluted	37,317	27,481	31,899

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)

	Convertible Preferred Stock

	Series A		Series A-2		Series B		Series C		Total Convertible Preferred Stock					Note Receivable from Stockholder			Total Stockholders' Equity (Deficit)
										Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	5,053	$21,505	1,105	$6,631	3,433	$13,433	10,983	$76,380	$117,949	5,833	$—	$—	$(4,575)	$(103)	$(57,927)	$197	$(62,408)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	2	—	2	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	867	—	—	—	—	867
Accretion of convertible preferred stock	—	758	—	237	—	515	—	3,510	5,020	—	—	(869)	—	—	(4,151)	—	(5,020)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(547)	(547)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,574	547	16,121

Balance at December 31, 2010	5,053	22,263	1,105	6,868	3,433	13,948	10,983	79,890	122,969	5,835	—	—	(4,575)	(103)	(46,504)	197	(50,985)
Accretion of convertible preferred stock	—	258	—	82	—	176	—	1,117	1,633	—	—	—	—	—	(1,633)	—	(1,633)
Issuance of common stock upon conversion of preferred stock	(5,053)	(22,521)	(1,105)	(6,950)	(3,433)	(14,124)	(10,983)	(81,007)	(124,602)	22,846	2	124,600	—	—	—	—	124,602
Issuance of common stock upon initial public offering	—	—	—	—	—	—	—	—	—	3,847	1	48,296	—	—	—	—	48,297
Issuance of common stock upon exercise and conversion of preferred stock warrants	—	—	—	—	—	—	—	—	—	20	—	272	—	—	—	—	272
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—	—	21	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	1,015	—	1,028	—	—	—	—	1,028
Offering costs	—	—	—	—	—	—	—	—	—	—		(2,596)					(2,596)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	3,450	—	—	—	—	3,450
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(4,575)	4,575	—	—	—	—
Forgiveness of note receivable from stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	103	—	—	103
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	246	—	—	—	—	246
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(642)	(642)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,295	642	6,937

Balance at December 31, 2011	—	—	—	—	—	—	—	—	—	33,584	3	$170,721	—	—	(41,842)	197	129,079
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	1,899	1	2,573	—	—	—	—	2,574
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,735	—	—	—	—	2,735
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	2,190	—	—	—	—	2,190
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,295	729	8,024

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	$—	35,483	$4	$178,219	$—	$—	$(34,547)	$823	$144,499

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$8,024	$6,937	$16,121
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,958	12,301	7,511
Amortization of intangible assets	1,103	1,655	2,491
Stock-based compensation expense	2,735	3,450	867
Forgiveness on note receivable from stockholder	—	103	—
Excess tax benefits from stock-based compensation	1,818	—	—
Change in fair value of preferred stock warrants	—	132	68
Change in deferred taxes	989	2,828	(10,401)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,011)	564	(2,006)
Prepaid expenses and other assets	(347)	527	(1,034)
Accounts payable	(290)	(1,236)	1,686
Accrued expenses and other liabilities	(2,506)	(83)	(382)
Deferred revenue	123	2,351	9,239

Net cash provided by operating activities	24,596	29,529	24,160

Cash flows from investing activities
Decrease in restricted cash	435	536	966
Purchases of marketable securities	(70,185)	—	(9,373)
Proceeds from sales of marketable securities	28,627	9,373	—
Purchases of property and equipment	(18,000)	(16,917)	(11,256)
Payments for patents, trademarks and domain	(146)	(156)	—
Payments for business acquisition, net of cash acquired	(3,185)	—	—
Contractual payments related to business acquisition	(14)	(171)	(271)

Net cash used in investing activities	(62,468)	(7,335)	(19,934)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering	—	48,297	—
Offering costs	—	(2,586)	—
Proceeds from exercise of stock options	2,573	1,028	2
Excess tax benefits from stock-based compensation	372	246	—
Payments of capital leases	(190)	(420)	(738)
Payments to non-controlling interests	(678)	(547)	(398)

Net cash provided by (used in) financing activities	2,077	46,018	(1,134)

Net (decrease) increase in cash and cash equivalents	(35,795)	68,212	3,092
Cash and cash equivalents at beginning of year	93,933	25,721	22,629

Cash and cash equivalents at end of year	$58,138	$93,933	$25,721

Supplemental disclosure of cash flow information
Cash paid for interest	$11	$11	$30
Cash paid for taxes	737	1,357	1,030
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	—	124,602	—
Retirement of treasury stock	—	4,575	—
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	2,607	1,995	3,319
Accretion of convertible preferred stock	—	1,633	5,020
Exercise and conversion of preferred stock warrants into common stock	—	272	—
Acquisition of software, equipment and software maintenance services under capital leases	—	402	73
Offering costs related to stock options issued to non-employee consultant	—	27	—
Contractual payments related to business acquisition in accrued expenses and other liabilities	—	14	47
Offering costs in accounts payable, accrued expenses and other liabilities	—	10	—

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. The business

        Boingo Wireless, Inc. and its subsidiaries (collectively "we, "us", "our" or "the Company") is a leading global provider of mobile Wi-Fi Internet solutions. Our solutions enable individuals to access our extensive global Wi-Fi network with devices such as smartphones, laptops and tablet computers. Boingo Wireless, Inc. was incorporated in April 16, 2001 in the State of Delaware. We have direct customer sponsorships with users who have purchased our mobile Internet services, and we provide solutions to our partners which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network.

  Initial public offering

        On May 3, 2011, our registration statement registering 3,846,800 shares of common stock offered by us and 1,923,200 shares offered by certain selling stockholders was declared effective by the United States Securities and Exchange Commission, and the shares began trading on the NASDAQ Global Market on May 4, 2011 under the symbol "WIFI." The proceeds from the sale of these shares are used primarily for working capital and other general corporate purposes. As a result of the initial public offering ("IPO"), we raised a total of approximately $45,701 in net proceeds after deducting underwriting discounts and commissions of approximately $3,635 and offering expenses of approximately $2,596. In connection with the IPO, all of the shares of our convertible preferred stock were converted into 22,845,764 shares of common stock and all of the warrants to purchase preferred stock were exercised and converted into 20,172 shares of common stock through net-share settlement.

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

2. Summary of significant accounting policies

  Basis of presentation and consolidation

        Our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

  Use of estimates

        The preparation of accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment, valuation and useful lives of and intangible assets, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, prior to our IPO, we regularly engaged the assistance of valuation specialists in determining fair value measurements in connection with stock-based compensation and other equity instruments.

  Reclassifications

        We reclassified $335 from other assets to intangible assets in the consolidated balance sheet as of December 31, 2011 to conform to the current year presentation. The reclassification had no impact on net income or stockholders' equity.

  Concentrations of credit risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. We maintain our cash and cash equivalents, restricted cash and marketable securities with institutions with high credit ratings. We extend credit based upon the evaluation of the customer's financial condition and generally collateral is not required. We maintain an allowance for doubtful accounts based upon expected collectability of accounts receivable. We primarily estimate our allowance for doubtful accounts based on a specific review of significant outstanding accounts receivable. For the year ended December 31, 2012, two groups of affiliated entities accounted for 31% of total revenue. For the year ended December 31, 2011, one group of affiliated entities accounted for 18% of total revenue. At December 31, 2012, three groups of affiliated entities accounted for 26%, 16% and 10% of the total accounts receivable, respectively. At December 31, 2011, one group of affiliated entities and two customers accounted for 23%, 17% and 12% of the total accounts receivable, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less when acquired. At December 31, 2012, cash equivalents consisted of money market funds and marketable securities with original maturities of three months or less. At December 31, 2011, cash equivalents consisted of money market funds.

  Marketable securities

        Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one- year period. At December 31, 2012 and 2011, we had $41,558 and $0, respectively, in short-term marketable securities and no long-term marketable securities.

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

        For the years ended December 31, 2012, 2011 and 2010, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

  Restricted cash

        Restricted cash consists of letters of credit with our landlords or municipalities for which we have operating agreements. Letters of credit are supported by cash deposits made by us and invested into bank certificates of deposit. At December 31, 2012 and 2011, we had $30 and $465 classified as short-term restricted cash, respectively. At December 31, 2012 and 2011, we had no restricted cash classified as long-term.

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

  Business combinations

        The results of businesses acquired in a business combination are included in the Company's consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

        The Company performs valuations of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.

        Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. Transaction costs were $50 for the year ended December 31, 2012. There were no transaction costs for the year ended December 31, 2011.

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

Computer equipment	2 to 5 years
Software	2 to 5 years
Office equipment	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 3 to 15 years

        Leasehold improvements are principally comprised of network equipment located at various managed and operated locations, primarily airports, under exclusive, long-term, non-cancellable contracts to provide wireless communication network access.

  Equipment and software under capital lease

        We lease certain data communications equipment, other equipment and software under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital lease are depreciated using the straight-line method over the estimated useful lives of the assets.

  Software development costs

        We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose, and once the software is ready for its intended use, the costs are amortized over the useful life of the software. Post-configuration training and maintenance costs are expensed as incurred.

  Long-lived assets

        Intangible assets consist of acquired venue contracts, technology, advertiser relationships and trade names. We record intangible assets at fair value and amortize these finite-lived assets over the shorter of the contractual life or the estimated useful life on a straight-line basis. We estimate the useful lives of acquired intangible assets based on factors that include the planned use of each acquired intangible asset, the expected pattern of future cash flows to be derived from each acquired intangible asset and contractual periods specified in the related agreements. As such, we account for each of the venue contracts individually. We include amortization of acquired intangibles in amortization of intangible assets in the accompanying consolidated statements of operations.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        We perform an impairment review of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to: significant under-performance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business and product strategies and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of these indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate or other indices of fair value. We would then recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisition of Concourse Communication Group, LLC in June 2006 and the acquisition of Cloud 9 Wireless, Inc. ("Cloud 9") in August 2012.

        We test goodwill for impairment in accordance with guidance provided by FASB ASC 350, Intangibles—Goodwill and Other ("ASC 350"). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We perform our impairment test annually on December 31st.

        In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill maybe impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

        Currently, we have one reporting unit, one operating segment and one reportable segment. At December 31, 2012 and 2011, all of the goodwill was attributed to our reporting unit. We tested our goodwill for impairment and no impairment was identified as the fair value of our reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  Revenue recognition

        We generate revenue from several sources including: (i) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, (ii) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees, (iii) wholesale customers that are telecom operators under long-term contracts for access to our distributed antenna system ("DAS") at our managed and operated locations, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

        We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

        Subscription fees from retail customers are paid monthly in advance and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. We do not have a stated or published refund policy for our Wi-Fi service, although our customer service representatives will provide a refund on a case-by-case basis. These amounts are not significant and are recorded as contra-revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

        Services provided to wholesale partners under platform service arrangements generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for network usage, and (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the platform service arrangement. The initial term of platform service license agreements is generally between two to five years and the agreements generally contain renewal clauses. Revenue for network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing platform service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the estimated customer relationship period. The initial term of our contracts with telecom operations and wholesale partners generally range from three to fifteen years and the agreements generally contain renewal clauses. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

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

        We adopted the provisions of ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple- Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices as vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

  Advertising, marketing and promotion costs

        Advertising production costs are expensed the first time the advertisement is run. No advertising production costs were capitalized for the years ended December 31, 2012, 2011 and 2010. All other costs of advertising, marketing and promotion are expensed as incurred. Advertising expenses charged to operations totaled $2,374, $1,393 and $579 for the years ended December 31, 2012, 2011 and 2010, respectively.

  Stock-based compensation

        To date, our stock-based compensation has consisted of stock options granted to employees and non-employees.

        We recognize stock-based compensation expense in accordance with guidance provided by FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). We measure employee stock-based compensation cost at grant date, based on the estimated fair value of the award and recognize the cost on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. We

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

estimate the fair value of stock options using a Black-Scholes option pricing model. The model requires input of assumptions regarding expected term, expected volatility, dividend yield, and a risk-free rate. The weighted average assumptions that were used to calculate the grant date fair value of our employee stock option grants for the following periods are as follows:

	December 31,
	2012	2011	2010
Expected term (years)	5.9	6.4	6.1
Expected volatility	48.9%	49.8%	67.6%
Risk-free rate	0.9%	2.4%	2.5%
Dividend yield	0%	0%	0%

        The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. In estimating the expected term for options granted to employees, we applied the simplified method from the Security Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") Topic 14, Share-Based Payment ("SAB Topic 14"), where options are granted at-the-money. Where options were not granted at-the-money, the expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and is calculated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior.

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

        Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 and FASB ASC 505, Equity. Stock option awards issued to non-employees are accounted for

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. We record compensation expense based on the then-current fair value of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options' fair value until the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached, which is generally when the stock award vests. There was $372 and $515 of stock-based compensation expense recognized for non-employee stock-based awards for the years ended December 31, 2012 and 2011, respectively, and none for the year ended December 31, 2010.

  Income taxes

        We account for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes ("ASC 740"), which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our accompanying consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our accompanying consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

        ASC 740 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would "more likely than not" be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. Changes in recognition or measurement are reflected in the period in which the change occurs.

        We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

  Non-controlling interests

        Non-controlling interests are comprised of minority holdings in Concourse Communications Detroit, LLC ("CCG Detroit") and Chicago Concourse Development Group, LLC ("CCDG"). Under the terms of the LLC agreements, we are required to distribute annually to the CCDG non-controlling

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

interest holders 30% of allocated net profits less capital expenditures of the preceding year. For the years ended December 31, 2012 and 2011, we made distributions of $678 and $547 respectively to non-controlling interest holders.

        Under the terms of the limited liability company agreement for CCG Detroit ("Detroit Operating Agreement") profits and losses are allocated to the controlling and non-controlling owners based on specified terms in the Detroit Operating Agreement which reflect the relative risk and reward of each owner. The profit and loss allocation in the Detroit Operating Agreement specifies that the non-controlling owners' allocated profits are limited to the fixed distribution amounts and losses are limited to the non-controlling owners capital account balance with losses in excess of their capital account being fully allocated to the controlling common unit holder. There is no specified term in the Detroit Operating Agreement, but the term of the annual fixed distribution obligation to the non-controlling owner is the same as the term of the venue agreement between CCG Detroit and Detroit Metropolitan Wayne County Airport—which has a seven year initial term with options to extend for an additional four years. The Detroit Operating Agreement includes a distribution of $121 for 2012, and $85 for 2011 and 2010, respectively. We allocate profits and losses in CCG Detroit based on the attribution in the Detroit Operating Agreement. CCG Detroit has generated losses which reduced the non-controlling owners capital account to zero in 2009 resulting in an allocation to the controlling interest holder all operating losses and deficits created by the annual fixed distributions to the non-controlling interest holder.

  Convertible preferred stock

        The convertible preferred stock contained puttable redemption features and deemed liquidation preferences upon a change-in-control, which were considered outside of the control the Company. Accretion of related issuance costs and dividends were recorded as a charge against retained earnings, or in the absence of retained earnings by charges against additional paid-in capital until fully depleted, then against the accumulated deficit. We accrete issuance costs and dividends to the earliest redemption date. For the year ended December 31, 2011, we accreted our convertible preferred stock through to their conversion date into common stock on May 3, 2011 in connection with our initial public offering. At December 31, 2012 and 2011, we had no preferred stock issued or outstanding.

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

  Net income per share attributable to common stockholders

        Basic net income per share attributable to common stockholders is calculated by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts the basic weighted average number of shares of common stock outstanding for the potential dilution that could occur if stock options, common stock warrants, preferred stock warrants and the convertible preferred stock were exercised or converted into common stock. Our convertible preferred stockholders were entitled to receive dividends and were not contractually obligated to share in our net income with common stockholders. The common stockholders are not entitled to receive any dividends.

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

        Revenue is predominantly generated and all significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Retail subscription	$32,716	$29,033	$23,561
Retail single-use	13,429	16,054	17,460
Wholesale	49,495	43,707	35,134
Advertising and other	6,866	5,764	4,265

Total revenue	$102,506	$94,558	$80,420

  Recent accounting pronouncements

        In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have any impact on our financial statements as we currently do not have any amounts in AOCI.

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment ("ASU 2011-08"). This ASU is intended to simplify how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We perform our impairment tests as of December 31st of each year. The adoption of this standard had no material impact on our financial position, results of operations or cash flows.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income ("OCI") as part of the statement of stockholders' equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. The ASU does not change the items that must be reported in OCI. The Company adopted this standard effective January 1, 2012. The adoption of this standard had no material impact on our financial position, results of operations or cash flows as the Company's comprehensive income currently equals net income.

        In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRS, that amends the wording used to describe many of the requirements in GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS") and improving their understandability. Some of the requirements clarify the FASB's intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard was effective for us January 1, 2012. The adoption of this standard had no material impact on our financial position, results of operations or cash flows.

3. Acquisition

        On August 6, 2012, we acquired the assets of Cloud 9 for $3,500 plus the assumption of certain liabilities. Cloud 9 provides Wi-Fi sponsorship and location-based advertising at airports, hotels, bars

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisition (Continued)

and restaurants, and recreational areas in the U.S. and Canada. The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. We incurred $50 in transaction costs. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Cloud 9 with us. Cloud 9 was consolidated into our results of operations starting August 6, 2012, the acquisition date. Cloud 9 has been integrated into the Company's product offering; therefore, its not practical to disclose actual and pro forma financial results for Cloud 9 since the acquisition.

        The following table summarizes the allocation of the total purchase price as of August 6, 2012:

Current assets	$899
Property, plant and equipment	65
Intangible and other assets	1,758
Goodwill	1,232
Current liabilities	(454)

Net assets acquired	$3,500

        The fair value of the acquired assets and liabilities at the time of the acquisition was estimated at $3,185, net of cash acquired. As the acquired entity is a private company, the fair value was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Fair values were determined using recognized business valuation techniques.

        The intangible assets are all definite-lived intangibles and are recognized on a straight-line basis over their weighted average lives of approximately 5 years.

4. Cash and cash equivalents and marketable securities

        Cash and cash equivalents, and marketable securities consisted of the following:

	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$16,677	$12,851
Money market accounts	39,001	81,082
Marketable securities	2,460	—

Total cash and cash equivalents	$58,138	$93,933

Short-term marketable securities—available-for-sale:
Marketable securities	$41,558	$—

Total short-term marketable securities	$41,558	$—

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

4. Cash and cash equivalents and marketable securities (Continued)

        All contractual maturities of marketable securities were less than one year at December 31, 2012. These consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better.

        For the years ended December 31, 2012, 2011 and 2010, interest income was $183, $37 and $31, respectively, which is included in interest and other income (expense), net in the accompanying consolidated statements of operations.

5. Accounts receivables, net and other receivables

        Accounts receivable, net of allowances for doubtful accounts and other receivables consisted of the following:

	December 31,
	2012	2011
Trade receivables, net of allowances	$10,977	$7,382

Unbilled platform service arrangements, current	$—	$68

Unbilled access fees	$—	$1,985
Unbilled platform service arrangements	396	166

Non-current other receivables	$396	$2,151

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

5. Accounts receivables, net and other receivables (Continued)

        Included in accounts receivables, net for the periods indicated was the allowance for doubtful accounts which consisted of the following:

Allowance for Doubtful Accounts
Balance, December 31, 2009	$617
Additions charged to operations	44
Deductions from reserves, net	(554)

Balance, December 31, 2010	107
Additions charged to operations	115
Deductions from reserves, net	(45)

Balance, December 31, 2011	177
Additions charged to operations	45
Deductions from reserves, net	(43)

Balance, December 31, 2012	$179

6. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consisted of the following:

	December 31,
	2012	2011
Salaries and wages	$3,312	$3,934
Revenue share	3,676	3,915
Accrued partner network	1,134	1,274
Accrued for construction-in-progress	1,003	688
Deferred service usage credits	—	634
Deferred rent	791	223
Accrued taxes	—	683
Other	1,061	1,408

Total accrued expenses and other liabilities	$10,977	$12,759

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Property and equipment

        Property and equipment consisted of the following:

	December 31,
	2012	2011
Leasehold improvements	$72,119	$60,030
Construction in progress	6,295	7,059
Computer equipment	7,493	6,674
Software	7,519	5,818
Office equipment	411	400

Total property and equipment	93,837	79,981
Less: accumulated depreciation and amortization	(51,426)	(40,264)

Total property and equipment, net	$42,411	$39,717

        Included in property and equipment at December 31, 2012 and 2011 was software and equipment acquired under capital leases totaling $402, respectively, and related accumulated depreciation and amortization of $224 and $0, respectively.

        Depreciation and amortization expense is allocated as follows on the accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2012	2011	2010
Network access	$11,948	$8,867	$4,392
Network operations	2,844	2,444	1,747
Development and technology	1,049	873	1,024
General and administrative	117	117	348

Total depreciation and amortization of property and equipment	$15,958	$12,301	$7,511

8. Goodwill and intangible assets

        The changes in the carrying amount of goodwill and intangible assets for the year ended December 31, 2012 are as follows:

	Balance as of December 31, 2011	Additions	Amortization	Balance as of December 31, 2012
Goodwill	$25,512	$1,232	$—	$26,744
Intangible assets subject to amortization	9,846	1,851	(1,103)	10,594

Total	$35,358	$3,083	$(1,103)	$37,338

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

8. Goodwill and intangible assets (Continued)

        Intangible assets at December 31, 2012 consist of the following:

	Weighted Average Life	Historical Cost	Accumulated Amortization	Net
Venue contracts	11 years	$26,886	$(17,783)	$9,103
Technology	5 years	1,110	(93)	1,017
Advertiser relationships	5 years	70	(6)	64
Patents, trademarks and other	5 years	839	(429)	410

Total		$28,905	$(18,311)	$10,594

        The changes in the carrying amount of goodwill and intangible assets for the year ended December 31, 2011 are as follows:

	Balance as of December 31, 2010	Additions	Amortization	Balance as of December 31, 2011
Goodwill	$25,512	$—	$—	$25,512
Intangible assets subject to amortization	11,251	250	(1,655)	9,846

Total	$36,763	$250	$(1,655)	$35,358

        Intangible assets at December 31, 2011 consist of the following:

	Weighted Average Life	Historical Cost	Accumulated Amortization	Net
Venue contracts	11 years	$26,385	$(16,874)	$9,511
Patents, trademarks and other	6 years	391	(56)	335

		$26,776	$(16,930)	$9,846

        Amortization expense for fiscal years 2013 through 2017 and thereafter is as follows:

Year	Amortization Expense
2013	$1,220
2014	1,175
2015	1,127
2016	1,092
2017	970
Thereafter	5,010

$10,594

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Fair value measurement

        The following table sets forth our financial assets that are measured at fair value on a recurring basis:

At December 31, 2012	Level 1	Level 2	Total
Assets:
Cash equivalents	$39,001	$2,460	$41,461
Marketable securities	—	41,558	41,558
Restricted cash	30	—	30

Total assets	$39,031	$44,018	$83,049

At December 31, 2011	Level 1	Level 2	Total
Assets:
Cash equivalents	$81,082	$—	$81,082
Restricted cash	465	—	465

Total assets	$81,547	$—	$81,547

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

        Prior to December 31, 2011, we had Level 3 financial liabilities, accounted for at fair value on a recurring basis, which consisted of warrants to purchase shares of our Series B convertible preferred stock. The fair value of the warrants was determined under the Black-Scholes model using various assumptions including the expected term of the warrants, volatility of our common stock, risk free interest rate, and the dividend rate. To determine the estimated fair value of our common stock included in this model, we used an in depth valuation analysis of our common stock prepared with the assistance of an independent valuation firm. The increase in the fair value of the warrants is included in interest and other (expense) income in the accompanying consolidated statement of operations for the years ended December 31, 2011 and 2010. The following table provides reconciliation between the beginning and ending balances of preferred stock warrants in the tables above that used significant unobservable inputs (Level 3) for the year ended December 31, 2011:

Balance at December 31, 2010	$140
Increase in the fair value of the liability	132
Exercise and conversion of preferred stock warrants into common stock	(272)

Balance at December 31, 2011	$—

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Stockholders' equity

  Convertible preferred stock

        Prior to our IPO, we financed our operations, in part, through the issuance of convertible preferred stock. In July 2001, we issued 5,052,566 shares of Series A convertible preferred stock. In February 2002, we issued 1,104,969 shares of Series A-2 convertible preferred stock. In September and December 2003, we issued 3,433,326 shares of Series B convertible preferred stock. From June through September 2006, we issued 10,983,188 shares of Series C convertible preferred stock. The conversion options, payments of liquidation preference and redemption elections were considered contingent events that were not solely within our control.

        The convertible preferred stock contained puttable redemption features and deemed liquidation preferences upon a change-in-control, which were considered outside of the control the Company. Accretion of related issuance costs and dividends were recorded as a charge against retained earnings, or in the absence of retained earnings by charges against additional paid-in capital until fully depleted, then against the accumulated deficit. We accrete issuance costs and dividends to the earliest redemption date. For the year ended December 31, 2011, we accreted our convertible preferred stock through to their conversion date into common stock on May 3, 2011 in connection with our initial public offering. At December 31, 2012 and 2011, we have no preferred stock issued or outstanding.

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

  Dividends

        The holders of the Series A, Series A-2, Series B and Series C convertible preferred stock were entitled to receive cumulative dividends, whether or not earned or declared, out of funds legally available therefore, at the rate of $0.15 per share per annum for the Series A and Series B convertible preferred stock, $0.215 for the Series A-2 convertible preferred stock and $0.2975 for the Series C convertible preferred stock (the "accruing dividends"). Accruing dividends accrued on each share of convertible preferred stock from the date of issuance until the earlier of (i) a liquidation, dissolution or winding up of the company, including an acquisition, consolidation or merger, or the sale of all or substantially all of the assets of the company (a "liquidation event") and (ii) the date of redemption. We accrued dividends in each of the years ended December 31, 2010 and 2011, which were accreted in

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Stockholders' equity (Continued)

the respective carrying values of the convertible preferred stock before they were converted into common stock.

F-27

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Stockholders' equity (Continued)

  Reserve for unissued shares

        At December 31, 2012 and 2011, we are authorized to issue up to 100,000,000 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the "2001 Plan") and 2011 Equity Incentive Plan (the "2011 Plan").

        The amount of such shares of common stock reserved for these purposes is as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Outstanding stock options under the 2001 Plan	2,345	4,340
Outstanding stock options under the 2011 Plan	2,700	2,261
Shares available for grant under the 2011 Plan	2,811	1,739

Total	7,856	8,340

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes

        The income taxes by jurisdiction consist of the following for the years ended December 31:

	2012	2011	2010
U.S. federal:
Current	$1,651	$1,971	$214
Deferred	1,189	2,261	(10,360)

Total U.S. federal	$2,840	$4,232	$(10,146)

U.S. state and local:
Current	$327	$1,092	$1,193
Deferred	(202)	(1,260)	50

Total U.S. state and local	$125	$(168)	$1,243

        Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following for the years ended December 31:

	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State and local	1.1	(0.7)	16.7
Stock options	(2.6)	1.9	4.0
Non-controlling interests	(2.2)	(2.0)	(2.6)
Valuation allowance	—	—	(172.9)
Other	(3.3)	3.8	(2.6)

Income taxes	27.0%	37.0%	(123.4)%

        In 2010, we established a foreign subsidiary in the United Kingdom, which has generated losses resulting in a $318 deferred tax asset with a corresponding valuation allowance as of December 31, 2012.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,917	$3,735
Outside basis differences for U.S. partnerships	3,289	3,524
Stock options	2,086	1,397
Deferred revenue	873	1,014
Deferred compensation	340	407
State taxes	5	—
Other	347	455
Valuation allowance	(1,669)	(1,822)

Net deferred tax assets	7,188	8,710
Deferred tax liabilities:
Intangible assets	(1,539)	(1,202)
State taxes	—	(926)
Property and equipment	(189)	(133)

Net deferred tax liabilities	(1,728)	(2,261)

Net deferred taxes	$5,460	$6,449

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, we had federal net operating loss carryforwards of approximately $15,283 and $7,979, respectively, state net operating loss carryforwards of approximately $29,955 and $27,900, respectively, and foreign net operating loss carryforwards of $1,588 and $1,334, respectively. The federal net operating loss carryforwards will begin to expire in 2025, and our foreign net operating loss carryforwards have an indefinite life. Our state net operating loss carryforwards are principally related to California net operating losses and will begin to expire in 2014. Our ability to utilize certain of our net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

        During the year ended December 31, 2010, we recorded a $12,280 release to the valuation allowance on our U.S. federal net deferred tax assets due to changes in our expectations regarding our ability to realize these deferred tax assets. This resulted from a determination that it was more likely than not that the U.S. federal net deferred tax assets would be realized. During the year ended December 31, 2011, we recorded a $1,287 release to the valuation allowance on our state net deferred tax assets, due to changes in our expectations regarding our ability to realize these deferred tax assets. This resulted from a determination that it was more likely than not that the certain state net deferred tax assets would be realized. The remaining valuation allowance primarily relates to the deferred tax assets for state net operating losses that the Company believes is not more likely than not to be realized before expiration. In reaching the determination of the valuation allowance, we have evaluated all significant available positive and negative evidence including, but not limited to, our three year

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

cumulative results, trends in our business, expected future results and the character, amount and expiration periods of our net deferred tax assets. The underlying assumptions we used in forecasting future income required significant judgment and took into account our recent performance.

        The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation Allowance
Balance, December 31, 2009	$14,989
Additions charged to operations	400
Decrease credited to operations	(12,280)

Balance, December 31, 2010	3,109
Decrease credited to operations	(1,287)

Balance, December 31, 2011	1,822
Additions charged to operations	51
Decrease credited to operations	(204)

Balance, December 31, 2012	$1,669

        During 2012 and 2011, we realized excess windfall tax benefits of approximately $2,190 and $246, respectively, from stock option exercises. These benefits decreased income taxes payable and were recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheets as of December 31, 2012 and 2011. In accordance with the reporting requirements under ASC 718, we did not include approximately $5,146 of excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards excluded under ASC 718 was approximately $5,146 at December 31, 2012. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

        We recognized interest and penalties related to income tax matters in income taxes which were not material during the years ended December 31, 2012, 2011, and 2010.

        We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. As of December 31, 2012 and 2011, we had $392 in uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

presented net of uncertain tax positions, in the accompanying consolidated balance sheets. The following table sets for the changes in uncertain tax positions:

Uncertain Tax Positions
Balance, December 31, 2010	$106
Additions for current period tax positions	286

Balance, December 31, 2011 and 2012	$392

        Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2009 and forward are subject to examination by the IRS and our tax years 2007 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

        We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of December 31, 2012, 2011 and 2010, accrued interest or penalties was not significant.

12. Commitments and contingencies

  Capital and operating leases

        We lease space in managed and operated locations, primarily airports, under exclusive long-term, non-cancellable contracts to provide Wi-Fi connectivity and cellular phone access to our DAS network. Minimum rent expense is recorded on a straight-line basis over the term of the lease. Rent expense from our leases for the years ended December 31, 2012, 2011 and 2010 was $16,760, $15,511 and $12,499, respectively.

        We lease equipment, primarily data communication equipment and database software under non-cancellable capital leases that expired in October 2011. The leases were collateralized by the equipment under the lease. Interest expense associated with the capital leases for the years ended December 31, 2012, 2011 and 2010 was $11, $8 and $30, respectively. We also lease office space under non-cancellable operating leases. Rent expense for our leases of office facilities for the years ended December 31, 2012, 2011 and 2010 was $1,209, $1,323 and $1,325, respectively. Included in rent expense for the years ended December 31, 2012 and 2011 was sublease income of $52 and $32, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Commitments and contingencies (Continued)

        Future minimum lease obligations under non-cancellable operating and capital leases at December 31, 2012 are as follows:

Years ended December 31,	Capital Leases	Operating Leases and Airport Guarantees
2013	$42	$7,409
2014	42	6,068
2015	42	4,985
2016	52	4,860
2017	—	4,727
Thereafter	—	21,602

Minimum lease payments	$178	$49,651

Current portion	$42

Non-current portion	$136

  Litigation

        From time to time, we may be subject to claims arising out of the operations in the normal course of business. We are not a party to any such other litigation that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

  Indemnification

        Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable. We have never paid a claim, nor have we been sued in connection with these indemnification provisions. At December 31, 2012 and 2011, we have not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation in connection with these guarantees is not probable.

  Employment contracts

        We have entered into employment contracts with two of our officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by us for substantial cause or by the officer for convenience. In addition, in order to assure that they would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change in control, the contract also generally provides for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

13. Stock incentive plans

        In March 2011, our board of directors approved the 2011 Plan under which 5,511,288 shares of common stock are reserved for issuance. The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1 of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. As of December 31, 2012, options to purchase 3,670,481 shares of common stock have been granted under the 2011 Plan.

        No further awards will be made under our 2001 Plan, which terminated pursuant to its terms. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2012, options to purchase 2,344,742 shares of common stock were outstanding under the 2001 Plan.

        We recognized stock-based compensation expense as follows:

	Years ended December 31,
	2012	2011	2010
Network operations	$352	$463	$131
Development and technology	352	577	115
Selling and marketing	571	650	171
General and administrative	1,460	1,733	450

Total stock-based compensation expense	$2,735	$3,423	$867

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

13. Stock incentive plans (Continued)

        A summary of the stock option activity under the 2001 and 2011 Plans are as follows:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,281	$1.25	7.3	$8,471
Granted	53	$2.85
Exercised	(2)	$0.90
Cancelled/forfeited	(44)	$1.45

Outstanding at December 31, 2010	5,288	$1.25	6.3	$38,279
Granted	2,381	$13.02
Exercised	(1,015)	$1.01
Cancelled/forfeited	(53)	$6.58

Outstanding at December 31, 2011	6,601	$5.50	7.0	$30,996
Granted	1,391	$8.29
Exercised	(1,899)	$1.36
Cancelled/forfeited	(1,048)	$11.85

Outstanding at December 31, 2012	5,045	$6.50	6.44	$14,742

Vested, exercisable and expected to vest at December 31, 2012	4,855	$6.37	6.34	$14,690
Exercisable at December 31, 2012	2,776	$3.46	4.52	$13,964

        The aggregate intrinsic value in the table above represents the difference between the estimated fair value of our common stock at December 31, 2012 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2012. The intrinsic value changes are based on the estimated fair value of our common stock. The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $14,901, $9,754 and $3, respectively. At December 31, 2012, the total remaining stock-based compensation expense for unvested awards is $9,130, which is expected to be recognized over a weighted average period of 3.2 years.

        Stock options to purchase 1,899,000, 1,015,000 and 2,000 shares of our common stock were exercised during the years ended December 31, 2012, 2011 and 2010 for cash proceeds of $2,573, $1,028 and $2, respectively.

        The weighted average grant date fair value of options granted for the years ended December 31, 2012, 2011 and 2010 was $8.10, $6.68 and $1.80, respectively.

        We realized $372 and $246 of tax benefits for the deductions from stock option exercises during 2012 and 2011, respectively. There was no tax benefit realized for the tax deductions from stock options exercised during 2010.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Employee benefit plan

        We have a defined contribution savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet the IRS requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Employer contributions of $347, $285 and $244 were made to the plan by us in 2012, 2011 and 2010, respectively.

15. Net income per share attributable to common stockholders

        The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Numerator:
Net income attributable to common stockholders, basic	$7,295	$4,662	$10,554
Accretion of convertible preferred stock	—	—	5,020

Net income attributable to Boingo Wireless, Inc., diluted	$7,295	$4,662	$15,574

Denominator:
Weighted average common stock, basic	34,774	24,014	5,834
Effect of dilutive convertible preferred stock	—	—	22,846
Effect of dilutive stock options	2,543	3,457	3,204
Effect of dilutive common stock warrants	—	10	15

Weighted average common stock, diluted	37,317	27,481	31,899

Net income per share attributable to common stockholders:
Basic	$0.21	$0.19	$1.81
Diluted	$0.20	$0.17	$0.49

        The following outstanding securities were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Convertible preferred stock	—	7,699	—
Stock options	2,518	2,172	—
Preferred stock warrants	—	26	26

Total	2,518	9,897	26

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

16. Quarterly financial data (unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2012
	March 31	June 30	September 30	December 31
Revenue	$24,187	$24,302	$26,017	$28,000
Income from operations	$2,407	$2,236	$4,129	$2,074
Net income attributable to common stockholders	$1,657	$1,461	$2,777	$1,400
Basic earnings per share	$0.05	$0.04	$0.08	$0.04
Diluted earnings per share	$0.05	$0.04	$0.07	$0.04

	2011
	March 31	June 30	September 30	December 31
Revenue	$21,028	$22,943	$24,688	$25,899
Income from operations	$1,729	$2,427	$2,981	$4,040
Net (loss) income attributable to common stockholders	$(148)	$1,293	$1,662	$1,855
Basic (loss) earnings per share	$(0.03)	$0.06	$0.05	$0.06
Diluted (loss) earnings per share	$(0.03)	$0.05	$0.05	$0.05

        Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly (loss) earnings per share amounts may not equal the annual amounts reported.

        During the quarter ended December 31, 2012, the Company recorded certain out-of-period adjustments that increased net income attributable to common stockholders by $243. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior quarterly or annual periods.

17. Subsequent events

        In March 2013, we granted 404,800 options for common stock with an exercise price of $6.03 per share and issued 602,058 restricted stock units to executive and non-executive personnel.

        On February 22, 2013, we acquired all outstanding stock of Endeka Group, Inc. ("Endeka"), for approximately $5,300 plus contingent consideration and the assumption of certain debt and liabilities. Endeka is the sole provider of commercial wireless broadband, VoIP and IPTV services at certain military bases, as well as Wi-Fi services to certain federal law enforcement training facilities. Due to the timing of the closing, we have not completed the purchase accounting associated with the acquisition as of the date of this report.

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

  (b)
  Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2
3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4
4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2001.	S-1	04/13/2011	4.1
4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2
10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1
10.2	Amended and Restated 2001 Stock Incentive Plan.	S-1	01/14/2011	10.2
10.3	Form of Amended and Restated 2001 Stock Plan Stock Option Agreement.	S-1	01/14/2011	10.3
10.4	2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	03/21/2011	10.4
10.5	Letter agreement between the Registrant and David Hagan, dated April 11, 2011.	S-1	04/13/2011	10.5
10.6	Letter agreement between the Registrant and Edward Zinser, dated April 11, 2011.	S-1	04/13/2011	10.6
10.7	2010 Management Incentive Compensation Plan.	S-1	01/14/2011	10.7
10.8	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8
10.9	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	04/29/2011	10.9
10.9A	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A
10.10	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.	S-1	04/29/2011	10.10
10.10A	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.	S-1	04/29/2011	10.10A

Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
10.11	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11
10.12	Letter agreement between the Registrant and Niels Jonker, dated April 11, 2011.	S-1	04/13/2011	10.12
10.13	Letter agreement between the Registrant and Colby Goff, dated April 11, 2011.	S-1	04/13/2011	10.13
10.14	Letter agreement between the Registrant and Peter Hovenier, dated April 11, 2011.	S-1	04/13/2011	10.14
10.15	Transition Agreement between the Registrant and Niels Jonker, dated June 29, 2012.	8-K	06/25/2012	10.15
21.1	List of subsidiaries.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
101.INS	XBRL Instance Document†				X
101.SCH	XBRL Taxonomy Extension Schema Document†				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†				X

*
Furnished herewith

†
In accordance with Rule 406T of Regulation S-T, the information in this exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing