Form 10-Q
period 2013-03-31
BOINGO WIRELESS INC
filed 2013-05-10
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2013, there were 35,669,971 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$46,648	$58,138
Restricted cash	30	30
Marketable securities	45,224	41,558
Accounts receivable, net	13,413	10,977
Prepaid expenses and other current assets	7,015	2,072
Deferred tax assets	1,204	1,204
Total current assets	113,534	113,979
Property and equipment, net	49,013	42,411
Goodwill	33,045	26,744
Intangible assets, net	16,543	10,594
Deferred tax assets	1,195	4,256
Other assets	2,835	4,548
Total assets	$216,165	$202,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,132	$4,990
Accrued expenses and other liabilities	12,777	11,019
Deferred revenue	21,824	17,329
Total current liabilities	39,733	33,338
Deferred revenue, net of current portion	26,549	24,123
Other liabilities	2,096	572
Total liabilities	68,378	58,033

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 35,650 and 35,483 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	183,074	178,219
Accumulated deficit	(35,668)	(34,547)
Total common stockholders’ equity	147,410	143,676
Non-controlling interests	377	823
Total stockholders’ equity	147,787	144,499
Total liabilities and stockholders’ equity	$216,165	$202,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Revenue	$23,134	$24,187
Costs and operating expenses:
Network access	9,670	9,855
Network operations	3,951	3,454
Development and technology	3,136	2,658
Selling and marketing	2,990	2,251
General and administrative	4,490	3,327
Amortization of intangible assets	399	235
Total costs and operating expenses	24,636	21,780
(Loss) income from operations	(1,502)	2,407
Interest and other income, net	47	56
(Loss) income before income taxes	(1,455)	2,463
Income tax (benefit) expense	(467)	658
Net (loss) income	(988)	1,805
Net income attributable to non-controlling interests	133	148
Net (loss) income attributable to common stockholders	$(1,121)	$1,657

Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	35,597	33,969
Diluted	35,597	36,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2012	35,483	$4	$178,219	$(34,547)	$823	$144,499
Issuance of common stock upon exercise of stock options	167	—	214	—	—	214
Stock-based compensation expense	—	—	602	—	—	602
Excess tax benefits from stock-based compensation	—	—	4,039	—	—	4,039
Non-controlling interests distributions	—	—	—	—	(579)	(579)
Net (loss) income	—	—	—	(1,121)	133	(988)
Balance at March 31, 2013	35,650	$4	$183,074	$(35,668)	$377	$147,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(988)	$1,805
Adjustments to reconcile net (loss) income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,133	4,515
Amortization of intangible assets	399	235
Stock-based compensation	602	993
Excess tax benefits from stock-based compensation	(3,419)	(1,560)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,436)	(1,115)
Prepaid expenses and other assets	1,282	1,913
Accounts payable	(491)	(312)
Accrued expenses and other liabilities	(720)	(3,122)
Deferred revenue	6,894	2,311
Net cash provided by operating activities	5,256	5,663
Cash flows from investing activities
Purchases of marketable securities	(22,744)	(41,170)
Proceeds from sales of marketable securities	19,078	—
Purchases of property and equipment	(5,154)	(5,089)
Payments for business acquisition, net of cash acquired	(4,874)	—
Other	—	(14)
Net cash used in investing activities	(13,694)	(46,273)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	3,419	1,560
Proceeds from exercise of stock options	214	1,375
Payments of capital leases and notes payable	(27)	(164)
Payments of acquired notes payable and financed liabilities	(6,079)	—
Payments to non-controlling interests	(579)	(642)
Net cash (used in) provided by financing activities	(3,052)	2,129
Net decrease in cash and cash equivalents	(11,490)	(38,481)
Cash and cash equivalents at beginning of period	58,138	93,933
Cash and cash equivalents at end of period	$46,648	$55,452
Supplemental disclosure of cash flow information
Cash paid for taxes	$42	$279
Supplemental disclosure of non-cash investing and financing activities
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	3,383	3,648
Assets acquired in business acquisition	17,317	—
Liabilities assumed in business acquisition	12,443	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we”, “us”, “our” or “the Company”) is a leading global provider of mobile Wi-Fi Internet solutions. Our solutions enable individuals to access our extensive global Wi-Fi network with devices such as smartphones, laptops and tablet computers. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2013 and 2012 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in our annual report on Form 10-K filed with the SEC on March 18, 2013. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations for the three months ended March 31, 2013 and 2012, our results of cash flows for the three months ended March 31, 2013 and 2012, and our financial position as of March 31, 2013. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Principles of consolidation

The unaudited condensed consolidated financial statements include our accounts and our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC, our 70% ownership of Chicago Concourse Development Group, LLC and our 75% ownership of Boingo Holding Participacoes Ltda. in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Other parties’ interests in consolidated entities are reported as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

Business combinations

The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

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

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statements of operations. Transaction costs were $158 for the three months ended March 31, 2013. There were no transaction costs for the three months ended March 31, 2012.

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

Revenue is predominately generated and all significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended March 31,
	2013	2012
Revenue:
Retail subscription	$8,067	$7,846
Retail single-use	2,586	3,616
Wholesale	11,555	12,084
Advertising and other	926	641
Total revenue	$23,134	$24,187

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At March 31, 2013 and December 31, 2012, we had $45,224 and $41,558, respectively, in short-term marketable securities and no long-term marketable securities.

Marketable securities are reported at fair value with the related unrealized gains and losses reported as other comprehensive income (loss) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. No significant unrealized gains and losses have been reported during the periods presented. Factors considered by us in assessing whether an other-than-temporary impairment has occurred include the nature of the investment, whether the decline in fair value is attributable to specific adverse conditions affecting the investment, the financial condition of the investee, the severity and the duration of the impairment and whether we have the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. Any realized gains or losses on the sale of investments are reflected as a component of interest and other income, net.

For the three months ended March 31, 2013, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

Revenue recognition

We generate revenue from several sources including: (i) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, (ii) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees, (iii) wholesale customers that are telecom operators under long-term contracts for access to our distributed antenna system (“DAS”) at our managed and operated locations, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

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

We adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple- Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices as vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

Advertising and other revenue is recognized when the services are performed.

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net (loss) income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net (loss) income but only if the amount reclassified is required under GAAP to be reclassified to net (loss) income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net (loss) income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this standard did not have any impact on our financial statements as we currently do not have any amounts in AOCI.

3. Acquisition

On February 22, 2013, we acquired all outstanding stock of Endeka Group, Inc. (“Endeka”). Endeka is a provider of commercial wireless broadband and Internet Protocol television (IPTV) services at certain military bases, as well as Wi-Fi services to certain federal law enforcement training facilities. We acquired Endeka because Endeka’s portfolio of venues and management team are natural additions to our managed network business. We have included the operating results of Endeka in our condensed consolidated financial statements since the date of acquisition. The operating results for Endeka for the period ended March 31, 2013 are not material. The Endeka acquisition is not a significant acquisition for us and pro forma financial statements have therefore not been included.

The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $6,623, which includes cash paid at closing, holdback consideration to be paid and additional contingent consideration comprised of two components: (i) a payment (“Build Payment”) if the amount of the capital expenditures incurred for the substantial completion of a specified build project is less than a target; and (ii) a payment (“Milestone Payment”) based on revenue generated by certain contracts in fiscal year 2014. There is no maximum to the contingent consideration payments for the Milestone Payment. The Build Payment is expected to be paid in late 2013 and the Milestone Payment will be paid on February 28, 2015.

The fair value of the contingent consideration is based on Level 3 inputs as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Further changes in the fair value of the contingent consideration will be recorded through operating income. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is not deductible for tax purposes. The goodwill arising from the Endeka acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Endeka with us.

The fair value of the acquired intangible assets and contingent consideration is provisional pending our final determination of fair value, including the valuation report for those assets and liabilities from a third party valuation expert assisting us. Also, the deferred tax liabilities are provisional pending the filing of Endeka’s 2012 and final short period 2013 tax returns. The contingent consideration was valued using a discounted cash flow method with probability weighted cash flows and a discount rate of 50.5%. The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, and replacement cost methods using discount rates ranging from 40.0% to 50.0% and royalty rates ranging from 0.5% to 1.5%, where applicable.

The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the preliminary purchase price allocation:

	Estimated Fair Value	Estimated Useful Life (years)
Consideration:
Cash paid	$4,894
Holdback consideration	400
Contingent consideration	1,329
Total consideration	$6,623

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$20
Other current assets	44
Property, plant and equipment	4,617
Other assets	12
Trade accounts payable	(992)
Other current liabilities	(186)
Notes payable and financed liabilities	(6,476)
Deferred tax liabilities	(3,062)
Net tangible liabilities acquired	(6,023)
Existing customer contracts and relationships	4,770	10.0
Technology	930	6.0
Trademark and tradename	300	10.0
Non-compete agreement	250	2.0
Other intangibles	95	10.0
Goodwill	6,301
Total purchase price	$6,623

4. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	March 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$8,817	$16,677
Money market accounts	37,831	39,001
Marketable securities	—	2,460
Total cash and cash equivalents	$46,648	$58,138

Marketable securities consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better with original maturities of three months or less. For the three months ended March 31, 2013 and 2012, interest income was $54 and $26, respectively, which is included in interest and other income, net in the accompanying condensed consolidated statements of operations.

5. Property and equipment

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Leasehold improvements	$77,115	$72,119
Construction in progress	11,507	6,295
Computer equipment	7,457	7,493
Software	7,886	7,519
Office equipment	411	411
Total property and equipment	104,376	93,837
Less: accumulated depreciation and amortization	(55,363)	(51,426)
Total property and equipment, net	$49,013	$42,411

Depreciation and amortization of property and equipment is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Network access	$2,877	$3,665
Network operations	808	674
Development and technology	416	150
General and administrative	32	26
Total depreciation and amortization of property and equipment	$4,133	$4,515

6. Fair value measurement

ASC 820 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3). The following table sets forth our financial assets that are measured at fair value on a recurring basis:

At March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,831	$—	$—	$37,831
Marketable securities	—	45,224	—	45,224
Restricted cash	30	—	—	30
Total assets	$37,861	$45,224	$—	$83,085
Liabilities:
Contingent consideration	$—	$—	$(1,329)	$(1,329)
Total liabilities	$—	$—	$(1,329)	$(1,329)

At December 31, 2012	Level 1	Level 2	Total
Assets:
Cash equivalents	$39,001	$2,460	$41,461
Marketable securities	—	41,558	41,558
Restricted cash	30	—	30
Total assets	$39,031	$44,018	$83,049

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

The Company used the income approach to value the contingent consideration as of March 31, 2013. The contingent consideration used a discounted cash flow method with probability weighted cash flows and a discount rate of 50.5%. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration for the Endeka acquisition, categorized as Level 3:

Beginning balance, January 1, 2013	$—
Contingent consideration for acquisition of business	1,329
Change in fair value	—
Balance, March 31, 2013	$1,329

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Revenue share	$3,384	$3,312
Salaries and wages	2,749	3,676
Accrued for construction-in-progress	1,420	1,003
Accrued partner network	1,273	1,134
Deferred rent	912	791
Other	3,039	1,103
Total accrued expenses and other liabilities	$12,777	$11,019

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

During the three months ended March 31, 2013, we recognized excess windfall tax benefits of $4,039 from stock option exercises. These benefits will decrease income taxes payable for the year ended December 31, 2013, and were recorded as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet as of March 31, 2013.

Income tax (benefit) expense of $(467) and $658 reflects an effective tax rate of 32.1% and 26.7% for the three months ended March 31, 2013 and 2012, respectively.  Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options for the three months ended March 31, 2013 and 2012 and non-tax deductible transaction costs related to the acquisition of Endeka for the three months ended March 31, 2013. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of incentive stock options if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we may receive a tax deduction. We do not record tax benefits related to incentive stock options unless and until a disqualifying disposition is reported. At March 31, 2013, we have net deferred tax assets of $2,399, which includes net operating loss carry-forwards. As of March 31, 2013 and December 31, 2012, we had $392 of uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets.

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

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatuatory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.  As of March 31, 2013, 7,108,013 shares of common stock are reserved for issuance.

No further awards will be made under our 2001 Plan, and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

We recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2013	2012
Network operations	$166	$5
Development and technology	(43)	200
Selling and marketing	118	210
General and administrative	361	578
Total stock-based compensation	$602	$993

A summary of the stock option activity under the Plan is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,045	$6.50	6.44	$14,742
Granted	466	$6.61
Exercised	(167)	$1.28
Cancelled/forfeited	(407)	$11.71
Outstanding at March 31, 2013	4,937	$6.26	6.59	$8,960
Vested and expected to vest at March 31, 2013	4,750	$6.16	6.49	$8,956
Exercisable at March 31, 2013	2,711	$3.74	4.71	$8,788

The significant assumptions used for newly issued stock option grants for the three months ended March 31, 2013 were an expected term of 6.25 years, an expected volatility of 49.2%, a risk free interest rate of 1.0% and no expected dividends.

In March 2013, we issued restricted stock units (“RSU”) to executive and non-executive personnel. The RSUs generally vest over a two year period with 50% of the RSUs vesting when the individual completes 12 months of continuous service and the remaining 50% vesting on a quarterly basis thereafter. A summary of the RSU activity under the 2011 Plan is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	—	$—
Granted	605	6.05
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	605	$6.05

11. Net income per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(1,121)	$1,657
Denominator:
Weighted average common stock, basic	35,597	33,969
Dilutive effect of stock-based awards	—	2,663
Weighted average common stock, dilutive	35,597	36,632
Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

For the three months ended March 31, 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the quarter. For the three months ended March 31, 2012, 2,033,129 options to purchase common stock were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive.

12. Subsequent events

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities Exchange Commission on March 18, 2013.

Forward-Looking Statements

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

We make it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally. We also manage and operate a distributed antenna system infrastructure, or DAS, which is a cellular extension network. Our solution includes easy-to-use software for Wi-Fi enabled devices such as smartphones, laptops and tablet computers, and our sophisticated back-end system infrastructure that detects and enables one-click access to our extensive global Wi-Fi network. Individuals use our solutions to access what we believe is the world’s largest commercial Wi-Fi network, consisting of over 700,000 Wi-Fi locations, or hotspots, in over 100 countries at venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants.

We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. As of March 31, 2013, we have grown our subscriber base to approximately 296,000, an increase of approximately 12.1% over the same prior year period.

Individuals who are accustomed to the benefits of broadband performance at home and work are seeking the same applications, performance and availability on-the-go, through smartphones, laptops, tablet computers and other devices. We believe that this consumer demand has created a significant market opportunity that we are uniquely positioned to capture.

We generate revenue from individual users, partners and advertisers. Individual users provide approximately 46% of our revenue by purchasing month-to-month subscription plans that automatically renew, or hotspot specific single-use access to our network. In addition, our partners pay us usage-based network access and software licensing fees to allow their customers access to our network. We also generate revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS at locations where we manage and operate the Wi-Fi network. We also generate revenue from advertisers that seek to reach our users with sponsored access, promotional programs and display advertising at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs.

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

We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions. Key elements of our strategy are to:

•                       grow the installed base of our software;

•                       leverage our neutral-host business model;

•                       invest in our software to enhance the customer experience;

•                       expand our network;

•                       grow our business internationally; and

•                       increase our brand awareness.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net (loss) income attributable to common stockholders plus depreciation and amortization of property and equipment, income tax (benefit) expense, amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other income, net.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                       Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•                       it is useful to exclude non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

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

We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net (loss) income attributable to common stockholders.

The following provides a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
	(unaudited) (in thousands)

Net (loss) income attributable to common stockholders	$(1,121)	$1,657
Depreciation and amortization of property and equipment	4,133	4,515
Income tax (benefit) expense	(467)	658
Amortization of intangible assets	399	235
Stock-based compensation expense	602	993
Non-controlling interests	133	148
Interest and other income, net	(47)	(56)
Adjusted EBITDA	$3,632	$8,150

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended March 31,
	2013	2012
	(unaudited) (in thousands)
Consolidated Statement of Operations Data:
Revenue	$23,134	$24,187
Costs and operating expenses:
Network access	9,670	9,855
Network operations	3,951	3,454
Development and technology	3,136	2,658
Selling and marketing	2,990	2,251
General and administrative	4,490	3,327
Amortization of intangible assets	399	235
Total costs and operating expenses	24,636	21,780
(Loss) income from operations	(1,502)	2,407
Interest and other income, net	47	56
(Loss) income before income taxes	(1,455)	2,463
Income tax (benefit) expense	(467)	658
Net (loss) income	(988)	1,805
Net income attributable to non-controlling interests	133	148
Net (loss) income attributable to common stockholders	$(1,121)	$1,657

	Three Months Ended March 31,
	2013	2012
	(unaudited) (in thousands)
Depreciation and amortization expense included in the above line items:
Network access	$2,877	$3,665
Network operations	808	674
Development and technology	416	150
General and administrative	32	26
Total(1)	$4,133	$4,515

(1)         The $0.4 million decrease in depreciation and amortization of property and equipment for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is primarily a result of $1.3 million from a one-time DAS build-out project during the three months ended March 31, 2012 offset by increased depreciation and amortization expenses from our increased fixed assets in 2013.

	Three Months Ended March 31,
	2013	2012
	(unaudited) (in thousands)
Stock-based compensation expense included in the above line items:
Network operations	$166	$5
Development and technology	(43)	200
Selling and marketing	118	210
General and administrative	361	578
Total(2)	$602	$993

(2)         The $0.4 million decrease in stock-based compensation expense for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is due primarily to stock-based compensation expenses for employees who left the Company during 2012.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2013	2012
	(unaudited) (as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	41.8	40.7
Network operations	17.1	14.3
Development and technology	13.6	11.0
Selling and marketing	12.9	9.3
General and administrative	19.4	13.8
Amortization of intangible assets	1.7	1.0
Total costs and operating expenses	106.5	90.1
(Loss) income from operations	(6.5)	9.9
Interest and other income, net	0.2	0.2
(Loss) income before income taxes	(6.3)	10.1
Income tax (benefit) expense	(2.0)	2.7
Net (loss) income	(4.3)	7.4
Net income attributable to non-controlling interests	(0.6)	0.6
Net (loss) income attributable to common stockholders	(4.8)%	6.8%

Three Months ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$8,067	$7,846	$221	2.8%
Retail single-use	2,586	3,616	(1,030)	(28.5)%
Wholesale	11,555	12,084	(529)	(4.4)%
Advertising and other	926	641	285	44.5%
Total revenue	$23,134	$24,187	$(1,053)	(4.4)%

Key business metrics:
Subscribers	296	264	32	12.1%
Monthly churn	9.9%	10.0%	(0.1)%	(1.0)%
Connects	6,266	3,586	2,680	74.7%

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

Total revenue. Total revenue decreased $1.1 million or 4.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Retail subscription. Retail subscription revenue increased $0.2 million, or 2.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to a 12.1% increase in subscribers. The impact of the increase in subscribers was partially offset by a decrease in our average monthly revenue per subscriber of 9.4% from promotional offers and the growing mix of lower-priced smartphone subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $1.0 million, or 28.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  The decrease in single-use was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model and an increase in new customers that opted for subscriptions.

Wholesale.  Wholesale revenue decreased $0.5 million, or 4.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to a $1.4 million decrease from a one-time DAS build-out project for an airport location during the three months ended March 31, 2012 and a $0.4 million decrease in partner usage-based fees. The decreases were partially offset by an increase of $0.7 million in new DAS build-out projects in our managed and operated locations and a $0.6 million increase in wholesale service provider revenues.

Advertising and other.  Advertising and other revenue increased $0.3 million, or 44.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due primarily to revenues from our advertising business built from the assets acquired from Cloud 9 Wireless, Inc. (“Cloud 9”) in August 2012.

Costs and Operating Expenses

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands)
Costs and operating expenses:
Network access	$9,670	$9,855	$(185)	(1.9)%
Network operations	3,951	3,454	497	14.4%
Development and technology	3,136	2,658	478	18.0%
Selling and marketing	2,990	2,251	739	32.8%
General and administrative	4,490	3,327	1,163	35.0%
Amortization of intangible assets	399	235	164	69.8%
Total costs and operating expenses	$24,636	$21,780	$2,856	13.1%

Network access. Network access costs decreased $0.2 million, or 1.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease is due to a $1.3 million decrease from a one-time airport DAS build-out project during the three months ended March 31, 2012 and a $0.4 million decrease from customer usage at partner venues. These decreases were partially offset by a $0.5 million increase in depreciation expense, $0.6 million increase in other direct costs and a $0.4 million increase from revenue share paid to venues in our managed and operated locations.

Network operations. Network operations expenses increased $0.5 million, or 14.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to increases of $0.2 million in personnel related expenses, $0.1 million in depreciation expense and $0.1 million in internet connectivity expenses.

Development and technology. Development and technology expenses increased $0.5 million, or 18.0% for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to increases of $0.3 million in depreciation expense, $0.1 million in consulting expenses and $0.1 million in hardware and software maintenance expenses.

Selling and marketing. Selling and marketing expenses increased $0.7 million, or 32.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to increases of $0.5 million in personnel related expenses, $0.1 million in promotional expenses and $0.1 million in travel and entertainment expenses.

General and administrative.  General and administrative expenses increased $1.2 million, or 35.0%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to increases of $1.2 million in professional fees and $0.1 million in recruiting expenses.  These increases were offset by a $0.2 million decrease in personnel related expenses.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.2 million, or 69.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to our acquisitions of Cloud 9 and Endeka in August 2012 and February 2013, respectively.

Interest and Other Income, Net

Interest and other income, net, remained essentially unchanged for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Income Tax (Benefit) Expense

We had an income tax benefit of $(0.5) million for the three months ended March 31, 2013 compared to an income tax expense of $0.7 million for the three months ended March 31, 2012 due to the operating loss generated during the period. Our effective tax rate increased to 32.1% for the three months ended March 31, 2013 compared to 26.7% for the three months ended March 31, 2012 due primarily to a higher amount of disqualifying dispositions of incentive stock options during the three months ended March 31, 2012.

Non-controlling Interests

Non-controlling interests remained relatively unchanged for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Net (Loss) Income Attributable to Common Stockholders

Our net income decreased primarily as a result of the $1.1 million decrease in revenues and $2.9 million increase in costs and operating expenses in the current period compared to the comparative prior year period. Our diluted earnings per share decreased primarily as a result of the decrease in net income.

Adjusted EBITDA

Adjusted EBITDA was $3.6 million, down 55.4% from the $8.2 million recorded in the comparable 2012 quarter.  As a percent of revenue, Adjusted EBITDA was 15.7%, down from 33.7% of revenue in the comparable 2012 quarter. The Adjusted EBITDA decrease was due primarily to the net loss generated during the three months ended March 31, 2013, which was driven by the $1.1 million decrease in revenues and $2.9 million increase in costs and operating expenses in the current period compared to the comparative prior year period.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities.  Our primary sources of liquidity as of March 31, 2013 consisted of $46.6 million of cash and cash equivalents and $45.2 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the first quarter of 2013 were $5.2 million, of which $2.0 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

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

The following table sets forth cash flow data for the three months ended March 31:

	2013	2012
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$5,256	$5,663
Net cash used in investing activities	(13,694)	(46,273)
Net cash (used in) provided by financing activities	(3,052)	2,129

Net Cash Provided by Operating Activities

For the three months ended March 31, 2013, we generated $5.3 million of net cash from operating activities, a decrease of $0.4 million from the prior year comparative period. The decrease is primarily due to a $2.8 million decrease in our net income (loss) including non-controlling interests, a $0.4 million decrease in our depreciation expense, a $0.4 million decrease in our stock-based compensation expense and a $1.9 million increase in our excess windfall tax benefits from stock option exercises from the three months ended March 31, 2012. The decreases were offset by changes in working capital of $4.9 million resulting from increases in our accounts payable, accrued expenses and other liabilities and deferred revenues offset by increases in our accounts receivable and prepaids and other assets and $0.2 million increase in amortization of intangible assets expense.

Net Cash Used in Investing Activities

For the three months ended March 31, 2013, we used $13.7 million in investing activities, a decrease of $32.6 million from the prior year comparative period. This decrease is primarily due to a $37.5 million decrease in net purchases of marketable securities offset by $4.9 million of cash payments made for our acquisition of Endeka in February 2013.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2013, we used $3.1 million in financing activities, a decrease of $5.2 million from the prior year comparative period. This is primarily due to a $1.2 million decrease in proceeds from the exercise of stock options and $6.1 million of cash used to repay notes payable and other financed liabilities that were assumed in our Endeka acquisition in February 2013. The decreases were offset by a $1.9 million increase in excess windfall tax benefits from stock option exercises.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 18, 2013.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2013, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

Marketable securities available-for-sale are carried at fair value and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses is included in interest and other income, net.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2013, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4

10.16	Letter Agreement between the Registrant and Nick Hulse, dated May 1, 2013.				X

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certification of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity for Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: May 10, 2013	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: May 10, 2013	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Accounting Officer)