Form 10-Q
period 2013-06-30
BOINGO WIRELESS INC
filed 2013-08-09
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 29, 2013, there were 35,588,711 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$48,092	$58,138
Restricted cash	30	30
Marketable securities	39,426	41,558
Accounts receivable, net	13,176	10,977
Prepaid expenses and other current assets	7,198	2,072
Deferred tax assets	1,204	1,204
Total current assets	109,126	113,979
Property and equipment, net	50,536	42,411
Goodwill	33,045	26,744
Intangible assets, net	16,060	10,594
Deferred tax assets	1,195	4,256
Other assets	3,113	4,548
Total assets	$213,075	$202,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,555	$4,990
Accrued expenses and other liabilities	13,552	11,019
Deferred revenue	21,653	17,329
Total current liabilities	40,760	33,338
Deferred revenue, net of current portion	22,796	24,123
Other liabilities	1,978	572
Total liabilities	65,534	58,033

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 35,571 and 35,483 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	184,115	178,219
Accumulated deficit	(37,129)	(34,547)
Total common stockholders’ equity	146,990	143,676
Non-controlling interests	551	823
Total stockholders’ equity	147,541	144,499
Total liabilities and stockholders’ equity	$213,075	$202,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$26,239	$24,302	$49,373	$48,489
Costs and operating expenses:
Network access	11,035	9,661	20,705	19,516
Network operations	4,753	3,748	8,704	7,202
Development and technology	2,726	2,834	5,862	5,492
Selling and marketing	3,822	2,419	6,812	4,670
General and administrative	3,811	3,157	8,301	6,484
Amortization of intangible assets	516	247	915	482
Total costs and operating expenses	26,663	22,066	51,299	43,846
(Loss) income from operations	(424)	2,236	(1,926)	4,643
Interest and other income, net	25	81	72	137
(Loss) income before income taxes	(399)	2,317	(1,854)	4,780
Income tax (benefit) expense	(173)	709	(640)	1,367
Net (loss) income	(226)	1,608	(1,214)	3,413
Net income attributable to non-controlling interests	173	147	306	295
Net (loss) income attributable to common stockholders	$(399)	$1,461	$(1,520)	$3,118

Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.04	$(0.04)	$0.09
Diluted	$(0.01)	$0.04	$(0.04)	$0.08

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	35,670	34,799	35,634	34,384
Diluted	35,670	37,403	35,634	37,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2012	35,483	$4	$178,219	$(34,547)	$823	$144,499
Issuance of common stock upon exercise of stock options	243	—	291	—	—	291
Repurchase and retirement of common stock	(155)	—	—	(1,062)	—	(1,062)
Stock-based compensation expense	—	—	1,847	—	—	1,847
Excess tax benefits from stock-based compensation	—	—	3,758	—	—	3,758
Non-controlling interests distributions	—	—	—	—	(578)	(578)
Net (loss) income	—	—	—	(1,520)	306	(1,214)
Balance at June 30, 2013	35,571	$4	$184,115	$(37,129)	$551	$147,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(1,214)	$3,413
Adjustments to reconcile net (loss) income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,867	7,873
Amortization of intangible assets	915	482
Stock-based compensation	1,847	1,945
Excess tax benefits from stock-based compensation	(3,138)	(588)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,199)	(505)
Prepaid expenses and other assets	593	1,616
Accounts payable	(49)	214
Accrued expenses and other liabilities	673	(3,006)
Deferred revenue	2,970	1,876
Net cash provided by operating activities	9,265	13,320
Cash flows from investing activities
Purchases of marketable securities	(27,539)	(42,195)
Proceeds from sales of marketable securities	29,671	—
Purchases of property and equipment	(12,220)	(10,675)
Payments for business acquisition, net of cash acquired	(4,874)	—
Other	—	(14)
Net cash used in investing activities	(14,962)	(52,884)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	3,138	588
Proceeds from exercise of stock options	291	1,885
Repurchase and retirement of common stock	(1,062)	—
Payments of capital leases and notes payable	(59)	(174)
Payments of acquired notes payable and financed liabilities	(6,079)	—
Payments to non-controlling interests	(578)	(642)
Net cash (used in) provided by financing activities	(4,349)	1,657
Net decrease in cash and cash equivalents	(10,046)	(37,907)
Cash and cash equivalents at beginning of period	58,138	93,933
Cash and cash equivalents at end of period	$48,092	$56,026
Supplemental disclosure of cash flow information
Cash paid for taxes	$54	$279
Supplemental disclosure of non-cash investing and financing activities
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	2,797	3,363
Assets acquired in business acquisition	17,317	—
Liabilities assumed in business acquisition	12,443	—

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2013 and 2012 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in our annual report on Form 10-K filed with the SEC on March 18, 2013. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations for the three and six months ended June 30, 2013 and 2012, our results of cash flows for the six months ended June 30, 2013 and 2012, and our financial position as of June 30, 2013. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

During the quarter ended June 30, 2013, the Company recorded certain out-of-period adjustments that decreased net loss attributable to common stockholders by $267. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior quarterly or annual periods.

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

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statements of operations. Transaction costs were $34 and $192 for the three and six months ended June 30, 2013, respectively.

Segment and geographical information

We operate as one reportable segment; a service provider of mobile Wi-Fi solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones and tablet computers. This single segment is consistent with the internal organization structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

Revenue is predominately generated and all significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Retail subscription	$8,731	$8,017	$16,798	$15,864
Retail single-use	2,830	3,877	5,416	7,494
Wholesale	12,339	11,122	23,894	23,206
Advertising and other	2,339	1,286	3,265	1,925
Total revenue	$26,239	$24,302	$49,373	$48,489

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At June 30, 2013 and December 31, 2012, we had $39,426 and $41,558, respectively, in short-term marketable securities and no long-term marketable securities.

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

For the six months ended June 30, 2013, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

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

We adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple- Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

Advertising and other revenue is recognized when the services are performed.

Recent accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This ASU requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in the settlement of the uncertain tax positions. The UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will require prospective application with optional retrospective application, and will be effective for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have any impact on our financial statements as we currently present our UTBs as a reduction of our deferred tax assets for a loss or other carryforward rather than as a liability when the uncertain tax position would reduce the loss or other carryforward under the tax law.

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

3. Acquisition

On February 22, 2013, we acquired all outstanding stock of Endeka Group, Inc. (“Endeka”). Endeka is a provider of commercial wireless broadband and Internet Protocol television (IPTV) services at certain military bases, as well as Wi-Fi services to certain federal law enforcement training facilities. We acquired Endeka because Endeka’s portfolio of venues and management team are natural additions to our managed network business. We have included the operating results of Endeka in our condensed consolidated financial statements since the date of acquisition. The operating results for Endeka for the three and six months ended June 30, 2013 are not material. The Endeka acquisition is not a significant acquisition for us and actual and pro forma financial statements have therefore not been included.

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

The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the preliminary purchase price allocation:

	Estimated Fair Value	Estimated Useful Life (years)
Consideration:
Cash paid	$4,894
Holdback consideration	400
Contingent consideration	1,329
Total consideration	$6,623

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$20
Other current assets	44
Property and equipment	4,617
Other assets	12
Accounts payable	(992)
Other current liabilities	(186)
Notes payable and financed liabilities	(6,476)
Deferred tax liabilities	(3,062)
Net tangible liabilities acquired	(6,023)
Existing customer contracts and relationships	4,770	10.0
Technology	930	6.0
Trademark and tradename	300	10.0
Non-compete agreement	250	2.0
Other intangibles	95	10.0
Goodwill	6,301
Total purchase price	$6,623

As of June 30, 2013, we had gross intangible assets of $35,282 and accumulated amortization of $19,222. As of December 31, 2012, we had gross intangible assets of $28,905 and accumulated amortization of $18,311. Amortization expense for the six months ended December 31, 2013 will be $1,054. Amortization expense for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 will be $2,032, $1,878, $1,816, $1,651, and $1,441, respectively.

4. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	June 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$6,927	$16,677
Money market accounts	41,165	39,001
Marketable securities	—	2,460
Total cash and cash equivalents	$48,092	$58,138

Marketable securities consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better with original maturities of three months or less. For the six months ended June 30, 2013 and 2012, interest income was $104 and $82, respectively, which is included in interest and other income, net in the accompanying condensed consolidated statements of operations.

5. Property and equipment

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012

Leasehold improvements	$82,658	$72,119
Construction in progress	10,665	6,295
Computer equipment	7,230	7,493
Software	8,662	7,519
Office equipment	411	411
Total property and equipment	109,626	93,837
Less: accumulated depreciation and amortization	(59,090)	(51,426)
Total property and equipment, net	$50,536	$42,411

Depreciation and amortization of property and equipment is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Network access	$3,205	$2,479	$6,082	$6,144
Network operations	1,008	716	1,816	1,390
Development and technology	472	130	888	280
General and administrative	49	33	81	59
Total depreciation and amortization of property and equipment	$4,734	$3,358	$8,867	$7,873

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

At June 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$41,165	$—	$—	$41,165
Marketable securities	—	39,426	—	39,426
Restricted cash	30	—	—	30
Total assets	$41,195	$39,426	$—	$80,621
Liabilities:
Contingent consideration	$—	$—	$(1,329)	$(1,329)
Total liabilities	$—	$—	$(1,329)	$(1,329)

At December 31, 2012	Level 1	Level 2	Total
Assets:
Cash equivalents	$39,001	$2,460	$41,461
Marketable securities	—	41,558	41,558
Restricted cash	30	—	30
Total assets	$39,031	$44,018	$83,049

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

The Company used the income approach to value the contingent consideration as of June 30, 2013. The contingent consideration used a discounted cash flow method with probability weighted cash flows and a discount rate of 50.5%. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration for the Endeka acquisition, categorized as Level 3:

Beginning balance, January 1, 2013	$—
Contingent consideration for acquisition of business	1,329
Change in fair value	—
Balance, June 30, 2013	$1,329

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2013	December 31, 2012

Revenue share	$3,916	$3,312
Salaries and wages	3,541	3,676
Accrued for construction-in-progress	850	1,003
Accrued partner network	1,394	1,134
Deferred rent	896	791
Other	2,955	1,103
Total accrued expenses and other liabilities	$13,552	$11,019

8. Income taxes

We calculate our interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly (loss) earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

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

During the six months ended June 30, 2013, we recognized excess windfall tax benefits of $3,758 from stock option exercises. These benefits will decrease income taxes payable for the year ended December 31, 2013, and were recorded as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 2013.

Income tax (benefit) expense of $(640) and $1,367 reflects an effective tax rate of 34.5% and 28.6% for the six months ended June 30, 2013 and 2012, respectively.  Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options for the six months ended June 30, 2013 and 2012 and non-tax deductible transaction costs related to the acquisition of Endeka for the six months ended June 30, 2013. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of incentive stock options if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we may receive a tax deduction. We do not record tax benefits related to incentive stock options unless and until a disqualifying disposition is reported. At June 30, 2013, we have net deferred tax assets of $2,399, which includes net operating loss carry-forwards. As of June 30, 2013 and December 31, 2012, we had $392 of uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets.

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

10. Stock repurchases

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the six months ended June 30, 2013, we repurchased and retired 155,000 shares under this program for approximately $1,056, excluding commissions paid, or an average price per share of $6.81. As of June 30, 2013, the remaining approved amount for repurchases was approximately $8,944.

11. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatuatory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.  As of June 30, 2013, 7,108,013 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

We recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Network operations	$231	$105	$397	$111
Development and technology	142	222	99	421
Selling and marketing	340	191	458	401
General and administrative	532	434	893	1,012
Total stock-based compensation	$1,245	$952	$1,847	$1,945

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	5,045	$6.50	6.44	$14,742
Granted	887	$6.88
Exercised	(243)	$1.20
Canceled/forfeited	(532)	$11.24
Outstanding at June 30, 2013	5,157	$6.33	6.72	$10,082
Vested and expected to vest at June 30, 2013	4,960	$6.25	6.62	$10,073
Exercisable at June 30, 2013	2,726	$4.01	4.75	$9,895

The weighted average assumptions used for newly issued stock option grants for the six months ended June 30, 2013 were an expected term of 6.25 years, an expected volatility of 49.43%, a risk free rate of return of 1.07% and no expected dividends.

During the six months ended June 30, 2013, we issued restricted stock units (“RSU”) to executive and non-executive personnel. The RSUs generally vest over a two year period with 50% of the RSUs vesting when the individual completes 12 months of continuous service and the remaining 50% vesting on a quarterly basis thereafter. A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	—	$—
Granted	771	$6.18
Vested	—	$—
Forfeited	(7)	$6.05
Nonvested at June 30, 2013	764	$6.18

12. Net (loss) income per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(399)	$1,461	$(1,520)	$3,118
Denominator:
Weighted average common stock, basic	35,670	34,799	35,634	34,384
Dilutive effect of stock-based awards	—	2,604	—	2,937
Weighted average common stock, dilutive	35,670	37,403	35,634	37,321
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.04	$(0.04)	$0.09
Diluted	$(0.01)	$0.04	$(0.04)	$0.08

For the three and six months ended June 30, 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period. For the three and six months ended June 30, 2012, 2,409,925 and 2,391,117, respectively, options to purchase common stock were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive.

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

We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. As of June 30, 2013, we have grown our subscriber base to approximately 313,000, an increase of approximately 9.1% over the same prior year period.

Individuals who are accustomed to the benefits of broadband performance at home and work are seeking the same applications, performance and availability on-the-go, through smartphones, laptops, tablet computers and other devices. We believe that this consumer demand has created a significant market opportunity that we are uniquely positioned to capture.

We generate revenue from individual users, partners and advertisers. Individual users provide approximately 44% of our revenue by purchasing month-to-month subscription plans that automatically renew, or hotspot specific single-use access to our network. In addition, our partners pay us usage-based network access and software licensing fees to allow their customers access to our network. We also generate revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS at locations where we manage and operate the Wi-Fi network. We also generate revenue from advertisers that seek to reach our users with sponsored access, promotional programs and display advertising at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs.

We install, manage and operate a wireless network infrastructure to provide Wi-Fi services at our managed and operated hotspots, where we generally have exclusive multi-year agreements.

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

The following provides a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Net (loss) income attributable to common stockholders	$(399)	$1,461	$(1,520)	$3,118
Depreciation and amortization of property and equipment	4,734	3,358	8,867	7,873
Income tax (benefit) expense	(173)	709	(640)	1,367
Amortization of intangible assets	516	247	915	482
Stock-based compensation expense	1,245	952	1,847	1,945
Non-controlling interests	173	147	306	295
Interest and other income, net	(25)	(81)	(72)	(137)
Adjusted EBITDA	$6,071	$6,793	$9,703	$14,943

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$26,239	$24,302	$49,373	$48,489
Costs and operating expenses:
Network access	11,035	9,661	20,705	19,516
Network operations	4,753	3,748	8,704	7,202
Development and technology	2,726	2,834	5,862	5,492
Selling and marketing	3,822	2,419	6,812	4,670
General and administrative	3,811	3,157	8,301	6,484
Amortization of intangible assets	516	247	915	482
Total costs and operating expenses	26,663	22,066	51,299	43,846
(Loss) income from operations	(424)	2,236	(1,926)	4,643
Interest and other income, net	25	81	72	137
(Loss) income before income taxes	(399)	2,317	(1,854)	4,780
Income tax (benefit) expense	(173)	709	(640)	1,367
Net (loss) income	(226)	1,608	(1,214)	3,413
Net income attributable to non-controlling interests	173	147	306	295
Net (loss) income attributable to common stockholders	$(399)	$1,461	$(1,520)	$3,118

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Network access	$3,205	$2,479	$6,082	$6,144
Network operations	1,008	716	1,816	1,390
Development and technology	472	130	888	280
General and administrative	49	33	81	59
Total (1)	$4,734	$3,358	$8,867	$7,873

(1)         The $1.4 million increase in depreciation and amortization expense of property and equipment for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is primarily due to increased depreciation and amortization expense from our increased fixed assets in 2013.

The $1.0 million increase in depreciation and amortization expense of property and equipment for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily due to increased depreciation and amortization expense from our increased fixed assets in 2013 offset by $1.3 million from a one-time DAS build-out project during the six months ended June 30, 2012.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Network operations	$231	$105	$397	$111
Development and technology	142	222	99	421
Selling and marketing	340	191	458	401
General and administrative	532	434	893	1,012
Total (1)	$1,245	$952	$1,847	$1,945

(1)         The $0.3 million increase in stock-based compensation expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily a result of stock-based compensation expenses for new stock options and restricted stock units (“RSU”) granted to our employees and directors.

The $0.1 million decrease in stock-based compensation expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily a result of stock-based compensation expenses for employees who left the Company subsequent to June 30, 2012 offset by stock-based compensation expenses for new stock options and RSUs granted to our employees and directors.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	42.1	39.8	41.9	40.2
Network operations	18.1	15.4	17.6	14.9
Development and technology	10.4	11.7	11.9	11.3
Selling and marketing	14.6	9.9	13.8	9.6
General and administrative	14.5	13.0	16.8	13.4
Amortization of intangible assets	2.0	1.0	1.9	1.0
Total costs and operating expenses	101.6	90.8	103.9	90.4
(Loss) income from operations	(1.6)	9.2	(3.9)	9.6
Interest and other income, net	0.1	0.3	0.1	0.3
(Loss) income before income taxes	(1.5)	9.5	(3.8)	9.9
Income tax (benefit) expense	(0.7)	2.9	(1.3)	2.8
Net (loss) income	(0.9)	6.6	(2.5)	7.1
Net income attributable to non-controlling interests	0.7	0.6	0.6	0.6
Net (loss) income attributable to common stockholders	(1.5)%	6.0%	(3.1)%	6.5%

Three Months ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$8,731	$8,017	$714	8.9%
Retail single-use	2,830	3,877	(1,047)	(27.0)%
Wholesale	12,339	11,122	1,217	10.9%
Advertising and other	2,339	1,286	1,053	82.0%
Total revenue	$26,239	$24,302	$1,937	8.0%

Key business metrics:
Subscribers	313	287	26	9.1%
Monthly churn	10.2%	9.1%	1.1%	12.0%
Connects	11,230	4,132	7,098	171.8%

There are three key metrics that we use to monitor results and activity in the business:

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

Total revenue. Total revenue increased $1.9 million or 8.0%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Retail subscription. Retail subscription revenue increased $0.7 million, or 8.9%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to an increase in subscribers. The impact of the increase in subscribers was partially offset by a decrease in our average monthly revenue per subscriber of 1.9% from promotional offers and the growing mix of lower-priced smartphone subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $1.0 million, or 27.0%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease in single-use was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model and an increase in new customers that opted for subscriptions.

Wholesale.  Wholesale revenue increased $1.2 million, or 10.9%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to a $1.0 million increase in new DAS build-out projects in our managed and operated locations and a $0.5 million increase in wholesale service provider revenues. The increases were offset by a $0.1 million decrease in access fees for usage of the DAS networks.

Advertising and other.  Advertising and other revenue increased $1.1 million, or 82.0%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 due to a $1.7 million increase in advertising revenues from our advertising business that resulted from the assets acquired from Cloud 9 Wireless, Inc. (“Cloud 9”) in August 2012. The increase was offset by a $0.6 million decrease in other revenues related primarily to the timing of one-time build-out projects.

Costs and Operating Expenses

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$11,035	$9,661	$1,374	14.2%
Network operations	4,753	3,748	1,005	26.8%
Development and technology	2,726	2,834	(108)	(3.8)%
Selling and marketing	3,822	2,419	1,403	58.0%
General and administrative	3,811	3,157	654	20.7%
Amortization of intangible assets	516	247	269	108.9%
Total costs and operating expenses	$26,663	$22,066	$4,597	20.8%

Network access. Network access costs increased $1.4 million, or 14.2%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is primarily attributable to a $1.0 million increase in revenue share paid to venues in our managed and operated locations, a $0.7 million increase in depreciation expense, and a $0.3 million increase in other cost of sales and bandwidth. The increases were offset by a $0.4 million decrease in costs associated with the sale of equipment for build-out projects for wholesale service providers and a $0.2 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $1.0 million, or 26.8%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 primarily due to a $0.6 million increase in depreciation expense and a $0.4 million increase in personnel related expenses.

Development and technology. Development and technology expenses decreased $0.1 million, or 3.8% for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 primarily due to a $0.4 million decrease in personnel related expenses offset by a $0.3 million increase in depreciation expense.

Selling and marketing. Selling and marketing expenses increased $1.4 million, or 58.0%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to $1.1 million increase in personnel related expenses and a $0.1 million increase in travel and entertainment expenses.

General and administrative.  General and administrative expenses increased $0.7 million, or 20.7% for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 primarily due to a $0.5 million increase in professional fees and a $0.3 million increase in personnel related expenses. The increase was offset by a $0.2 million decrease in other consulting fees.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.3 million, or 108.9%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 due to our acquisitions of Cloud 9 and Endeka in August 2012 and February 2013, respectively.

Interest and Other Income, Net

Interest and other income, net remained relatively unchanged for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Income Tax (Benefit) Expense

We had an income tax benefit of $(0.2) million in the three months ended June 30, 2013 compared to an income tax expense of $0.7 million for the three months ended June 30, 2012 due to the operating loss generated during the period. Our effective tax rate increased to 43.5% for the three months ended June 30, 2013 as compared to 30.6% for the three months ended June 30, 2012. The increase in our effective tax rate is primarily due to decreased deductions from the exercise and sale of incentive stock options.

Non-controlling Interests

Non-controlling interests remained relatively unchanged for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Net (Loss) Income Attributable to Common Stockholders

Our net income decreased primarily as a result of the $4.6 million increase in costs and operating expenses offset by the $1.9 million increase in revenues and the $0.9 million decrease in income tax expense in the current period compared to the comparable 2012 quarter. Our diluted earnings per share decreased primarily as a result of the decrease in net income.

Adjusted EBITDA

Adjusted EBITDA was $6.1 million, down 10.6% from the $6.8 million recorded in the comparable 2012 quarter.  As a percent of revenue, Adjusted EBITDA was 23.1%, down from the 28.0% of revenue in the comparable 2012 quarter. The Adjusted EBITDA decrease was due primarily to the pre-tax net loss generated during the three months ended June 30, 2013, which was driven by the $4.6 million increase in costs and operating expenses offset by the $1.9 million increase in revenues in the current period compared to the comparable 2012 quarter. The decrease in pre-tax net income was offset by the $1.9 million increase in non-cash depreciation, amortization, and stock-based compensation expenses in the current period compared to the comparable 2012 quarter.

Six Months ended June 30, 2013 and 2012

Revenue

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$16,798	$15,864	$934	5.9%
Retail single-use	5,416	7,494	(2,078)	(27.7)%
Wholesale	23,894	23,206	688	3.0%
Advertising and other	3,265	1,925	1,340	69.5%
Total revenue	$49,373	$48,489	$884	1.8%

Key business metrics:
Subscribers	313	287	26	9.1%
Monthly churn	10.0%	9.6%	0.4%	4.8%
Connects	17,496	7,718	9,778	126.7%

Total revenue. Total revenue increased $0.9 million or 1.8%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Retail subscription. Retail subscription revenue increased $0.9 million, or 5.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to an increase in subscribers.  The impact of the increase in subscribers was partially offset by a decrease in our average monthly revenue per subscriber of 5.4% from promotional offers and the growing mix of lower-priced smartphone subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $2.1 million, or 27.7%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease in single-use was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model and an increase in new customers that opted for subscriptions.

Wholesale.  Wholesale revenue increased $0.7 million, or 3.0%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to a $1.1 million increase in wholesale service provider revenues and a $0.4 million increase in new DAS build-out projects in our managed and operated locations. The increases were offset by a $0.4 million decrease in partner usage-based fees and a $0.4 million decrease in access fees for usage of the DAS networks.

Advertising and other.  Advertising and other revenue increased $1.3 million, or 69.5%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to a $1.8 million increase in advertising revenues from our advertising business that resulted from the assets acquired from Cloud 9 in August 2012. The increase was offset by a $0.4 million decrease in other revenues related primarily to the timing of one-time build-out projects.

Costs and Operating Expenses

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$20,705	$19,516	$1,189	6.1%
Network operations	8,704	7,202	1,502	20.8%
Development and technology	5,862	5,492	370	6.7%
Selling and marketing	6,812	4,670	2,142	45.9%
General and administrative	8,301	6,484	1,817	28.0%
Amortization of intangible assets	915	482	433	89.8%
Total costs and operating expenses	$51,299	$43,846	$7,453	17.0%

Network access. Network access costs increased $1.2 million, or 6.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is primarily attributable to a $1.3 million increase in revenue share paid to venues in our managed and operated locations and a $0.6 million increase in other cost of sales and bandwidth. The increases were offset by a $0.7 million decrease from customer usage at partner venues and a $0.1 million decrease in depreciation expense.

Network operations. Network operations expenses increased $1.5 million, or 20.8%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 primarily due to a $0.7 million increase in depreciation expense, a $0.6 million increase in personnel related expenses, and a $0.2 million increase in internet connectivity expenses.

Development and technology. Development and technology expenses increased $0.4 million, or 6.7% for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 primarily due to a $0.6 million increase in depreciation expense offset by a $0.3 million decrease in personnel related expenses.

Selling and marketing. Selling and marketing expenses increased $2.1 million, or 45.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 primarily due to a $1.6 million increase in personnel related expenses, a $0.2 million increase in marketing expenses, and a $0.2 million increase in travel and entertainment expenses.

General and administrative.  General and administrative expenses increased $1.8 million, or 28.0%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 primarily due to a $1.7 million increase in professional fees.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.4 million, or 89.8%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 due to our acquisitions of Cloud 9 and Endeka in August 2012 and February 2013, respectively.

Interest and Other Income, Net

Interest and other income, net remained relatively unchanged for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Income Tax (Benefit) Expense

We had an income tax benefit of $(0.6) million for the six months ended June 30, 2013 compared to an income tax expense of $1.4 million for the six months ended June 30, 2012 due to the operating loss generated during the period. Our effective tax rate also increased to 34.5% for the six months ended June 30, 2013 as compared 28.6% for the six months ended June 30, 2012. The increase in our effective tax rate is primarily due to decreased deductions from the exercise and sale of incentive stock options.

Non-controlling Interests

Non-controlling interests remained relatively unchanged for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Net (Loss) Income Attributable to Common Stockholders

Our net income decreased primarily as a result of the $7.5 million increase in costs and operating expenses offset by the $0.9 million increase in revenues and the $2.0 million decrease in income tax expense in the current period compared to the comparable 2012 period. Our diluted earnings per share decreased primarily as a result of the decrease in net income.

Adjusted EBITDA

Adjusted EBITDA was $9.7 million for the six months ended June 30, 2013, down 35.1% from the $14.9 million recorded in the comparable 2012 period.  As a percent of revenue, Adjusted EBITDA was 19.7%, down from 30.8% of revenue in the comparable 2012 period. The Adjusted EBITDA decrease was due primarily to the pre-tax net loss generated during the six months ended June 30, 2013, which was driven by the $7.5 million increase in costs and operating expenses offset by the $0.9 million increase in revenues in the current period compared to the comparable 2012 period. The decrease in pre-tax net income was offset by the $1.3 million increase in non-cash depreciation, amortization, and stock-based compensation expenses in the current period compared to the comparable 2012 period.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities.  Our primary sources of liquidity as of June 30, 2013 consisted of $48.1 million of cash and cash equivalents and $39.4 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the first six months of 2013 were $12.2 million, of which $5.7 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

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

The following table sets forth cash flow data for the six months ended June 30:

	2013	2012
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$9,265	$13,320
Net cash used in investing activities	(14,962)	(52,884)
Net cash (used in) provided by financing activities	(4,349)	1,657

Net Cash Provided by Operating Activities

For the six months ended June 30, 2013, we generated $9.3 million of net cash from operating activities, a decrease of $4.1 million from the prior year comparative period. The decrease is primarily due to a $4.6 million decrease in our net income including non-controlling interests and a $2.5 million increase in our excess windfall tax benefits from stock option exercises. The decreases were offset by a $1.4 million increase in depreciation and amortization expenses and changes in working capital of $1.8 million resulting from increases in our accrued expenses and other liabilities and deferred revenues and decreases in accounts receivable offset by increases in our prepaids and other assets.

Net Cash Used in Investing Activities

For the six months ended June 30, 2013, we used $15.0 million in investing activities, a decrease of $37.9 million from the prior year comparative period. The decrease is primarily due to $2.1 million of cash received from net sales of marketable securities during the six months ended June 30, 2013 compared to $42.2 million of purchases of marketable securities during the prior year comparative period. The decrease was offset by $4.9 million of cash payments made for our acquisition of Endeka in February 2013 and a $1.5 million increase in purchases of property and equipment during the six months ended June 30, 2013 compared to the prior year comparative period.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2013, we used $4.3 million in financing activities, a decrease of $6.0 million from the prior year comparative period. This is primarily due to $6.1 million of cash used to repay notes payable and other financed liabilities that were assumed in our acquisition of Endeka in February 2013, the $1.6 million decrease in proceeds from the exercise of stock options during the six months ended June 30, 2013 compared to the prior year comparative period, and $1.0 million of cash used in the repurchase of our common stock in June 2013. The decreases were offset by a $2.5 million increase in excess windfall tax benefits from stock option exercises.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2013, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2013, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Information Regarding Stock Repurchases

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the six months ended June 30, 2013, we repurchased and retired 155,000 shares under this program for approximately $1,056,000, excluding commissions paid, or an average price per share of $6.81. As of June 30, 2013, the remaining approved amount for repurchases was approximately $8,944,000. Activity under the program for the six months ended June 30, 2013 was as follows:

	Total Number of Shares Purchased (1) (000’s)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased (000’s)

As of December 31, 2012	—	$—	—
January 1 – May 31	—	$—	10,000
June 1 – June 30	155	$6.81	8,944
Total	155

(1)         All shares purchased were purchased as part of a publicly announced program discussed above, in open-market transactions.

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

X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity for Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: August 9, 2013	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: August 9, 2013	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Accounting Officer)