Form 10-Q
period 2013-09-30
BOINGO WIRELESS INC
filed 2013-11-12
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 35,519,409 shares of the registrant’s common stock outstanding

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44,746	$58,138
Restricted cash	30	30
Marketable securities	36,493	41,558
Accounts receivable, net	13,034	10,977
Prepaid expenses and other current assets	6,680	2,072
Deferred tax assets	1,199	1,204
Total current assets	102,182	113,979
Property and equipment, net	54,605	42,411
Goodwill	33,045	26,744
Intangible assets, net	15,522	10,594
Deferred tax assets	1,195	4,256
Other assets	3,262	4,548
Total assets	$209,811	$202,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,478	$4,990
Accrued expenses and other liabilities	11,756	11,019
Deferred revenue	17,908	17,329
Total current liabilities	36,142	33,338
Deferred revenue, net of current portion	24,903	24,123
Other liabilities	1,913	572
Total liabilities	62,958	58,033

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 35,495 and 35,483 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	184,417	178,219
Accumulated deficit	(38,269)	(34,547)
Total common stockholders’ equity	146,152	143,676
Non-controlling interests	701	823
Total stockholders’ equity	146,853	144,499
Total liabilities and stockholders’ equity	$209,811	$202,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$28,607	$26,017	$77,980	$74,506
Costs and operating expenses:
Network access	13,670	10,061	34,375	29,577
Network operations	4,495	3,693	13,199	10,895
Development and technology	2,622	2,300	8,484	7,792
Selling and marketing	3,294	2,567	10,106	7,237
General and administrative	3,201	2,971	11,502	9,455
Amortization of intangible assets	541	296	1,456	778
Total costs and operating expenses	27,823	21,888	79,122	65,734
Income (loss) from operations	784	4,129	(1,142)	8,772
Interest and other (expense) income, net	(2)	33	70	170
Income (loss) before income taxes	782	4,162	(1,072)	8,942
Income tax expense (benefit)	258	1,101	(382)	2,468
Net income (loss)	524	3,061	(690)	6,474
Net income attributable to non-controlling interests	170	284	476	579
Net income (loss) attributable to common stockholders	$354	$2,777	$(1,166)	$5,895

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.08	$(0.03)	$0.17
Diluted	$0.01	$0.07	$(0.03)	$0.16

Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	35,593	35,080	35,620	34,618
Diluted	37,129	37,337	35,620	37,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2012	35,483	$4	$178,219	$(34,547)	$823	$144,499
Issuance of common stock upon exercise of stock options	374	—	540	—	—	540
Repurchase and retirement of common stock	(362)	—	—	(2,556)	—	(2,556)
Stock-based compensation expense	—	—	3,199	—	—	3,199
Excess tax benefits from stock-based compensation	—	—	2,459	—	—	2,459
Non-controlling interests distributions	—	—	—	—	(598)	(598)
Net (loss) income	—	—	—	(1,166)	476	(690)
Balance at September 30, 2013	35,495	$4	$184,417	$(38,269)	$701	$146,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(690)	$6,474
Adjustments to reconcile net (loss) income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,611	11,672
Amortization of intangible assets	1,456	778
Stock-based compensation	3,199	2,163
Excess tax benefits from stock-based compensation	(1,796)	(1,041)
Change in deferred income taxes	5	(420)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,057)	(3,382)
Prepaid expenses and other assets	(296)	1,767
Accounts payable	(509)	(821)
Accrued expenses and other liabilities	(1,695)	(3,552)
Deferred revenue	1,332	3,596
Net cash provided by operating activities	12,560	17,234
Cash flows from investing activities
Purchases of marketable securities	(33,399)	(52,232)
Proceeds from sales of marketable securities	38,464	15,013
Purchases of property and equipment	(19,150)	(15,755)
Payments for business acquisition, net of cash acquired	(4,874)	(3,185)
Other	—	(14)
Net cash used in investing activities	(18,959)	(56,173)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	1,796	1,041
Proceeds from exercise of stock options	540	2,125
Repurchase and retirement of common stock	(2,556)	—
Payments of capital leases and notes payable	(96)	(190)
Payments of acquired notes payable and financed liabilities	(6,079)	—
Payments to non-controlling interests	(598)	(620)
Net cash (used in) provided by financing activities	(6,993)	2,356
Net decrease in cash and cash equivalents	(13,392)	(36,583)
Cash and cash equivalents at beginning of period	58,138	93,933
Cash and cash equivalents at end of period	$44,746	$57,350
Supplemental disclosure of cash flow information
Cash paid for taxes	$54	$650
Supplemental disclosure of non-cash investing and financing activities
Property and equipment and software maintenance costs in accounts payable, accrued expenses and other liabilities	4,679	4,129
Assets acquired in business acquisition	17,317	—
Liabilities assumed in business acquisition	12,443	—

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in our annual report on Form 10-K filed with the SEC on March 18, 2013. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2013 and 2012, our results of cash flows for the nine months ended September 30, 2013 and 2012, and our financial position as of September 30, 2013. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

During the nine months ended September 30, 2013, the Company recorded certain out-of-period adjustments that decreased net loss attributable to common stockholders by $217. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior quarterly or annual periods.

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

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statements of operations. There were no significant transaction costs associated with business combinations for the three months ended September 30, 2013. Transaction costs associated with business combinations were $192 for the nine months ended September 30, 2013.

Segment information

We operate as one reportable segment; a service provider of mobile Internet solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones and tablet computers. This single segment is consistent with the internal organization structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

Revenue is predominately generated and all significant long-lived tangible assets are held in the U.S. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Retail subscription	$8,860	$8,621	$25,658	$24,484
Retail single-use	2,386	3,304	7,802	10,799
Wholesale	14,328	11,631	38,222	34,837
Advertising and other	3,033	2,461	6,298	4,386
Total revenue	$28,607	$26,017	$77,980	$74,506

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At September 30, 2013 and December 31, 2012, we had $36,493 and $41,558, respectively, in short-term marketable securities and no long-term marketable securities.

Marketable securities are reported at fair value with the related unrealized gains and losses reported as other comprehensive income (loss) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. No significant unrealized gains and losses have been reported during the periods presented. Factors considered by us in assessing whether an other-than-temporary impairment has occurred include the nature of the investment, whether the decline in fair value is attributable to specific adverse conditions affecting the investment, the financial condition of the investee, the severity and the duration of the impairment and whether we have the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. Any realized gains or losses on the sale of investments are reflected as a component of interest and other (expense) income, net.

For the nine months ended September 30, 2013, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income (loss) but only if the amount reclassified is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (loss), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this standard did not have any impact on our financial statements.

3. Acquisition

On February 22, 2013, we acquired all outstanding stock of Endeka Group, Inc. (“Endeka”). Endeka is a provider of commercial wireless broadband and Internet Protocol television (IPTV) services at certain military bases, as well as Wi-Fi services to certain federal law enforcement training facilities. We acquired Endeka because Endeka’s portfolio of venues and management team are natural additions to our managed network business. We have included the operating results of Endeka in our condensed consolidated financial statements since the date of acquisition. The operating results for Endeka for the three and nine months ended September 30, 2013 is not material. The Endeka acquisition is not a significant acquisition for us and actual and pro forma financial statements have therefore not been included.

The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $6,623, which includes cash paid at closing, holdback consideration to be paid and additional contingent consideration comprised of two components: (i) a payment (“Build Payment”) if the amount of the capital expenditures incurred for the substantial completion of a specified build project is less than a target; and (ii) a payment (“Milestone Payment”) based on revenue generated by certain contracts in fiscal year 2014. There is no maximum to the contingent consideration payments for the Milestone Payment. We do not expect to make any payments associated with the Build Payment and the Milestone Payment will be paid by February 28, 2015.

The fair value of the contingent consideration is based on Level 3 inputs as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Further changes in the fair value of the contingent consideration will be recorded through operating income (loss). We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is not deductible for tax purposes. The goodwill arising from the Endeka acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Endeka with us.

The deferred tax liabilities are provisional pending the filing of Endeka’s 2012 and final short period 2013 tax returns. The contingent consideration was valued at the date of acquisition using a discounted cash flow method with probability weighted cash flows and a discount rate of 50.5%. The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, and replacement cost methods using discount rates ranging from 40.0% to 50.0% and royalty rates ranging from 0.5% to 1.5%, where applicable.

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

As of September 30, 2013, we had gross intangible assets of $35,285 and accumulated amortization of $19,763. As of December 31, 2012, we had gross intangible assets of $28,905 and accumulated amortization of $18,311. Based on current intangible assets, amortization expense for the three months ended December 31, 2013 will be $521, and future amortization expense for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 will be $2,034, $1,878, $1,817, $1,651, and $1,444, respectively.

4. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	September 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$2,619	$16,677
Money market accounts	42,127	39,001
Marketable securities	—	2,460
Total cash and cash equivalents	$44,746	$58,138

Marketable securities consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better with original maturities of three months or less. For the nine months ended September 30, 2013 and 2012, interest income was $145 and $128, respectively, which is included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations.

5. Property and equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Leasehold improvements	$85,516	$72,119
Construction in progress	12,599	6,295
Computer equipment	7,280	7,493
Software	9,848	7,519
Office equipment	413	411
Total property and equipment	115,656	93,837
Less: accumulated depreciation and amortization	(61,051)	(51,426)
Total property and equipment, net	$54,605	$42,411

Depreciation and amortization of property and equipment is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Network access	$3,058	$2,704	$9,140	$8,848
Network operations	1,116	687	2,932	2,077
Development and technology	507	375	1,395	656
General and administrative	63	32	144	91
Total depreciation and amortization of property and equipment	$4,744	$3,798	$13,611	$11,672

6. Fair value measurement

ASC 820 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3). The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At September 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$42,127	$—	$—	$42,127
Marketable securities	—	36,493	—	36,493
Restricted cash	30	—	—	30
Total assets	$42,157	$36,493	$—	$78,650
Liabilities:
Contingent consideration	$—	$—	$(1,269)	$(1,269)
Total liabilities	$—	$—	$(1,269)	$(1,269)

At December 31, 2012	Level 1	Level 2	Total
Assets:
Cash equivalents	$39,001	$2,460	$41,461
Marketable securities	—	41,558	41,558
Restricted cash	30	—	30
Total assets	$39,031	$44,018	$83,049

Our marketable securities utilize Level 2 inputs and consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better. We have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.  Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturities are classified as Level 2 securities. The fair value of our fixed maturity marketable securities is derived through the use of a third party pricing source or recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data.

The Company used the income approach to value the contingent consideration as of September 30, 2013. The contingent consideration used a discounted cash flow method with probability weighted cash flows and a discount rate of 45.0%. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration for the Endeka acquisition, categorized as Level 3:

Beginning balance, January 1, 2013	$—
Contingent consideration for acquisition of business	1,329
Change in fair value	(60)
Balance, September 30, 2013	$1,269

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2013	December 31, 2012

Salaries and wages	$2,674	$3,312
Revenue share	3,571	3,676
Accrued for construction-in-progress	1,369	1,003
Accrued partner network	1,135	1,134
Deferred rent	883	791
Other	2,124	1,103
Total accrued expenses and other liabilities	$11,756	$11,019

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

During the nine months ended September 30, 2013, we recognized excess windfall tax benefits of $2,459 from stock option exercises. These benefits will decrease income taxes payable for the year ending December 31, 2013, and were recorded as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet as of September 30, 2013.

Income tax (benefit) expense of $(382) and $2,468 reflects an effective tax rate of 35.6% and 27.6% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options and adjustments relating to our 2012 and 2011 tax returns for the nine months ended September 30, 2013 and 2012 and non-tax deductible transaction costs related to the acquisition of Endeka for the nine months ended September 30, 2013. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of incentive stock options if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we may receive a tax deduction. We do not record tax benefits related to incentive stock options unless and until a disqualifying disposition is reported. At September 30, 2013, we have net deferred tax assets of $2,394, which includes net operating loss carry-forwards. As of September 30, 2013 and December 31, 2012, we had $392 of uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets.

We are subject to taxation in the United States and in various states. Our tax years 2010 and forward are subject to examination by the IRS and our tax years 2007 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

9. Commitments and contingencies

Legal proceedings

From time to time, we may be involved in or subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock repurchases

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the three months ended September 30, 2013, we repurchased and retired approximately 207,000 shares under this program for approximately $1,485, excluding commissions paid, at an average price per share of $7.18. During the nine months ended September 30, 2013, we repurchased and retired approximately 362,000 shares under this program for approximately $2,541, excluding commissions paid, at an average price per share of $7.02. As of September 30, 2013, the remaining approved amount for repurchases was approximately $7,459.

11. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors. As of September 30, 2013, 7,108,013 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

We recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Network operations	$241	$117	$638	$227
Development and technology	143	(253)	242	168
Selling and marketing	301	(36)	759	366
General and administrative	667	390	1,560	1,402
Total stock-based compensation	$1,352	218	$3,199	$2,163

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	5,045	$6.50	6.44	$14,742
Granted	951	$6.92
Exercised	(374)	$1.45
Canceled/forfeited	(802)	$10.61
Outstanding at September 30, 2013	4,820	$6.30	6.49	$11,358
Vested and expected to vest at September 30, 2013	4,662	$6.22	6.41	$11,327
Exercisable at September 30, 2013	2,729	$4.18	4.80	$10,889

The weighted average assumptions used for newly issued stock option grants for the nine months ended September 30, 2013 were an expected term of 6.25 years, an expected volatility of 49.43%, a risk free rate of return of 1.12% and no expected dividends.

During the nine months ended September 30, 2013, we issued restricted stock units (“RSU”) to executive and non-executive personnel and members of our board of directors. The executive and non-executive RSUs generally vest over a two year period with 50% of the RSUs vesting when the individual completes 12 months of continuous service and the remaining 50% vesting on a quarterly basis thereafter. The board of directors RSUs generally vest over a one year period for existing members and 25% per year over a four year period for new members. A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	—	$—
Granted	799	$6.21
Vested	—	$—
Forfeited	(30)	$6.05
Nonvested at September 30, 2013	769	$6.21

12. Net income (loss) per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$354	$2,777	$(1,166)	$5,895
Denominator:
Weighted average common stock, basic	35,593	35,080	35,620	34,618
Dilutive effect of stock options	1,347	2,257	—	2,706
Dilutive effect of RSUs	189	—	—	—
Weighted average common stock, dilutive	37,129	37,337	35,620	37,324
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.08	$(0.03)	$0.17
Diluted	$0.01	$0.07	$(0.03)	$0.16

For the three months ended September 30, 2013, 3,086,287 options to purchase common stock were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive. For the nine months ended September 30, 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period. For the three and nine months ended September 30, 2012, 2,478,156 and 2,442,898, respectively, options to purchase common stock were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive.

13. Subsequent events

On October 31, 2013, we acquired all outstanding stock of Electronic Media Systems, Inc. (“EMS”) and all membership interests in its subsidiary, Advanced Wireless Group, LLC (“AWG”), not otherwise owned by EMS, such that we are now the beneficial owner of all membership interests of AWG, for approximately $16,000 plus contingent consideration and the assumption of certain debt and liabilities. AWG operates public Wi-Fi in seventeen U.S. airports including Los Angeles International, Charlotte/Douglas International, Miami International, Minneapolis-St. Paul International, Detroit Metropolitan Airport, and Boston’s Logan International. Due to the timing of the closing, we have not completed the purchase accounting associated with the acquisition as of the date of this report.

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

We make it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet through high-speed, high-bandwidth Wi-Fi networks globally. We also manage and operate a distributed antenna system infrastructure (“DAS”), which is a cellular extension network. Our solution includes easy-to-use software for Wi-Fi enabled devices such as smartphones, laptops and tablet computers, and our sophisticated back-end system infrastructure that detects and enables one-click access to our extensive global Wi-Fi network. Individuals use our solutions to access what we believe is the world’s largest commercial Wi-Fi network, consisting of over 700,000 Wi-Fi locations, or hotspots, in over 100 countries at venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants.

We have direct customer relationships with users who have purchased our mobile Internet services, and we provide solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications companies to allow their millions of users to connect to the mobile Internet through hotspots in our network. As of September 30, 2013, we have grown our subscriber base to approximately 313,000, an increase of approximately 7.2% over the same prior year period.

Individuals who are accustomed to the benefits of broadband performance at home and work are seeking the same applications, performance and availability on-the-go, through smartphones, laptops, tablet computers and other devices. We believe that this consumer demand has created a significant market opportunity that we are uniquely positioned to capture.

We generate revenue from individual users, partners and advertisers. Individual users provide approximately 43% of our revenue by purchasing month-to-month subscription plans that automatically renew, or hotspot specific single-use access to our network. In addition, our partners pay us usage-based network access and software licensing fees to allow their customers access to our network. We also generate revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS at locations where we manage and operate the Wi-Fi network. We also generate revenue from advertisers that seek to reach our users with sponsored access, promotional programs and display advertising at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs.

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

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) attributable to common stockholders plus depreciation and amortization of property and equipment, income tax expense (benefit), amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other (expense) income, net.

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

The following provides a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Net income (loss) attributable to common stockholders	$354	$2,777	$(1,166)	$5,895
Depreciation and amortization of property and equipment	4,744	3,798	13,611	11,672
Income tax expense (benefit)	258	1,101	(382)	2,468
Amortization of intangible assets	541	296	1,456	778
Stock-based compensation expense	1,352	218	3,199	2,163
Non-controlling interests	170	284	476	579
Interest and other expense (income), net	2	(33)	(70)	(170)
Adjusted EBITDA	$7,421	$8,441	$17,124	$23,385

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$28,607	$26,017	$77,980	$74,506
Costs and operating expenses:
Network access	13,670	10,061	34,375	29,577
Network operations	4,495	3,693	13,199	10,895
Development and technology	2,622	2,300	8,484	7,792
Selling and marketing	3,294	2,567	10,106	7,237
General and administrative	3,201	2,971	11,502	9,455
Amortization of intangible assets	541	296	1,456	778
Total costs and operating expenses	27,823	21,888	79,122	65,734
Income (loss) from operations	784	4,129	(1,142)	8,772
Interest and other (expense) income, net	(2)	33	70	170
Income (loss) before income taxes	782	4,162	(1,072)	8,942
Income tax expense (benefit)	258	1,101	(382)	2,468
Net income (loss)	524	3,061	(690)	6,474
Net income attributable to non-controlling interests	170	284	476	579
Net income (loss) attributable to common stockholders	$354	$2,777	$(1,166)	$5,895

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Network access	$3,058	$2,704	$9,140	$8,848
Network operations	1,116	687	2,932	2,077
Development and technology	507	375	1,395	656
General and administrative	63	32	144	91
Total (1)	$4,744	$3,798	$13,611	$11,672

(1)          The $0.9 million and $1.9 million increase in depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, respectively, is primarily due to increased depreciation and amortization expense from our increased fixed assets in 2013. The increase for the nine months ended September 30, 2013 was offset by $1.3 million from a short term DAS build-out project during the nine months ended September 30, 2012.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Network operations	$241	$117	$638	$227
Development and technology	143	(253)	242	168
Selling and marketing	301	(36)	759	366
General and administrative	667	390	1,560	1,402
Total (1)	$1,352	$218	$3,199	$2,163

(1)          The $1.1 million and $1.0 million increase in stock-based compensation expense for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, respectively, is primarily due to the reversal of $0.7 million in stock-based compensation expense for unvested options for two senior executives who left the Company during the three months ended September 30, 2012 and stock-based compensation expenses for new stock options and restricted stock units (“RSU”) granted to our employees and directors in 2013.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	47.8	38.7	44.1	39.7
Network operations	15.7	14.2	16.9	14.6
Development and technology	9.2	8.8	10.9	10.5
Selling and marketing	11.5	9.9	13.0	9.7
General and administrative	11.2	11.4	14.7	12.7
Amortization of intangible assets	1.9	1.1	1.9	1.0
Total costs and operating expenses	97.3	84.1	101.5	88.2
Income (loss) from operations	2.7	15.9	(1.5)	11.8
Interest and other (expense) income, net	0.0	0.1	0.1	0.2
Income (loss) before income taxes	2.7	16.0	(1.4)	12.0
Income tax expense (benefit)	0.9	4.2	(0.5)	3.3
Net income (loss)	1.8	11.8	(0.9)	8.7
Net income attributable to non-controlling interests	0.6	1.1	0.6	0.8
Net income (loss) attributable to common stockholders	1.2%	10.7%	(1.5)%	7.9%

Three Months ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$8,860	$8,621	$239	2.8%
Retail single-use	2,386	3,304	(918)	(27.8)%
Wholesale	14,328	11,631	2,697	23.2%
Advertising and other	3,033	2,461	572	23.2%
Total revenue	$28,607	$26,017	$2,590	10.0%

Key business metrics:
Subscribers	313	292	21	7.2%
Monthly churn	10.2%	9.0%	1.2%	13.3%
Connects	10,895	8,906	1,989	22.3%

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

Total revenue. Total revenue increased $2.6 million or 10.0%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Retail subscription. Retail subscription revenue increased $0.2 million, or 2.8%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to an increase in subscribers. The impact of the increase in subscribers was partially offset by a decrease in our average monthly revenue per subscriber of 4.3% from promotional offers and the growing mix of lower-priced smartphone subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $0.9 million, or 27.8%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease in retail single-use revenue was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model, the loss of certain paid managed and operated locations, and an increase in new customers that opted for subscriptions.

Wholesale.  Wholesale revenue increased $2.7 million, or 23.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to a $3.9 million increase in new DAS build-out projects in our managed and operated locations, which includes a $2.5 million short term build-out project that included the sale of equipment and was completed during the three months ended September 30, 2013, and a $0.5 million increase in wholesale service provider revenues. The increases were offset by a $1.7 million decrease in partner usage based fees.

Advertising and other.  Advertising and other revenue increased $0.6 million, or 23.2% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to a $0.3 million increase in advertising revenues from our advertising business that resulted from the assets acquired from Cloud 9 Wireless, Inc. (“Cloud 9”) in August 2012 and a $0.3 million increase in other revenues.

Costs and Operating Expenses

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$13,670	$10,061	$3,609	35.9%
Network operations	4,495	3,693	802	21.7%
Development and technology	2,622	2,300	322	14.0%
Selling and marketing	3,294	2,567	727	28.3%
General and administrative	3,201	2,971	230	7.7%
Amortization of intangible assets	541	296	245	82.8%
Total costs and operating expenses	$27,823	$21,888	$5,935	27.1%

Network access. Network access costs increased $3.6 million, or 35.9%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is primarily attributable to a $2.9 million increase in costs associated with the sale of equipment for build-out projects for wholesale service providers and our short term build-out projects, a $0.5 million increase in other cost of sales and bandwidth, and a $0.4 million increase in depreciation expense. The increases were offset by a $0.1 million decrease in revenue share paid to venues in our managed and operated locations.

Network operations. Network operations expenses increased $0.8 million, or 21.7%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due primarily to a $0.4 million increase in depreciation expense and a $0.4 million increase in personnel and other expenses.

Development and technology. Development and technology expenses increased $0.3 million, or 14.0%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due primarily to a $0.2 million increase in personnel related expenses and a $0.1 million increase in depreciation expense.

Selling and marketing. Selling and marketing expenses increased $0.7 million, or 28.3%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due primarily to a $0.7 million increase in personnel related expenses.

General and administrative.  General and administrative expenses increased $0.2 million, or 7.7%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due primarily to a $0.2 million increase in professional fees and a $0.2 million increase in personnel related expenses. The increases were offset by a $0.1 million decrease in other consulting expenses.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.2 million, or 82.8%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, due to our acquisitions of Cloud 9 and Endeka in August 2012 and February 2013, respectively.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net remained relatively unchanged for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Income Tax Expense

Income tax expense decreased $0.8 million or 76.6% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  Our effective tax rate increased to 33.1% for the three months ended September 30, 2013 as compared to 26.5% for the three months ended September 30, 2012. The increase in our effective tax rate is primarily due to decreased income tax deductions from the sale of stock related to employee incentive stock options.

Non-controlling Interests

Non-controlling interests relates to our non-controlling owners interests in the net income (loss) generated by Concourse Communications Detroit, LLC, Chicago Concourse Development Group, LLC and Boingo Holding Participacoes Ltda. Non-controlling interests remained relatively unchanged for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Net Income Attributable to Common Stockholders

Our net income decreased primarily as a result of the $6.0 million increase in costs and operating expenses offset in part by the $2.6 million increase in revenues and the $0.8 million decrease in income tax expense in the current period compared to the comparable 2012 quarter. Our diluted earnings per share decreased primarily as a result of the decrease in net income.

Adjusted EBITDA

Adjusted EBITDA was $7.4 million for the three months ended September 30, 2013, down 12.1% from the $8.4 million recorded in the three months ended September 30, 2012. As a percent of revenue, Adjusted EBITDA was 25.9% for the three months ended September 30, 2013, down from the 32.4% of revenue in the comparable 2012 quarter. The Adjusted EBITDA decrease was due primarily to a decrease of $3.4 million in pre-tax net income during the three months ended September 30, 2013, which was driven by the $6.0 million increase in costs and operating expenses offset by the $2.6 million increase in revenue in the current period compared to the comparable 2012 quarter. The decrease in pre-tax net income was offset in part by the $2.3 increase in non-cash depreciation, amortization, and stock-based compensation expenses in the current period compared to the comparable 2012 quarter.

Nine Months ended September 30, 2013 and 2012

Revenue

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail subscription	$25,658	$24,484	$1,174	4.8%
Retail single-use	7,802	10,799	(2,997)	(27.8)%
Wholesale	38,222	34,837	3,385	9.7%
Advertising and other	6,298	4,386	1,912	43.6%
Total revenue	$77,980	$74,506	$3,474	4.7%

Key business metrics:
Subscribers	313	292	21	7.2%
Monthly churn	10.1%	9.4%	0.7%	7.5%
Connects	28,391	16,623	11,768	70.8%

Total revenue. Total revenue increased $3.5 million or 4.7%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Retail subscription. Retail subscription revenue increased $1.2 million, or 4.8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to an increase in subscribers. The impact of the increase in subscribers was partially offset by a decrease in our average monthly revenue per subscriber of 5.0% from promotional offers and the growing mix of lower-priced smartphone subscriptions compared to unlimited subscriptions.

Retail single-use.  Retail single-use revenue decreased $3.0 million, or 27.8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease in retail single-use revenue was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model, the loss of certain paid managed and operated locations, and an increase in new customers that opted for subscriptions.

Wholesale.  Wholesale revenue increased $3.4 million, or 9.7%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to a $4.3 million increase in new DAS build-out projects in our managed and operated locations, which includes a $2.5 million short term build-out project that included the sale of equipment and was completed during the three months ended September 30, 2013, and a $1.6 million increase in wholesale service provider revenues. The increases were offset by a $2.1 million decrease in partner usage based fees, and a $0.4 million decrease in access fees for usage of the DAS networks.

Advertising and other.  Advertising and other revenue increased $1.9 million, or 43.6%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to a $2.1 million increase in advertising revenues from our advertising business that resulted from the assets acquired from Cloud 9 in August 2012.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$34,375	$29,577	$4,798	16.2%
Network operations	13,199	10,895	2,304	21.1%
Development and technology	8,484	7,792	692	8.9%
Selling and marketing	10,106	7,237	2,869	39.6%
General and administrative	11,502	9,455	2,047	21.6%
Amortization of intangible assets	1,456	778	678	87.1%
Total costs and operating expenses	$79,122	$65,734	$13,388	20.4%

Network access. Network access costs increased $4.8 million, or 16.2%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is primarily attributable to a $2.9 million increase in costs associated with the sale of equipment for a short term build out project and for build-out projects for wholesale service providers, a $1.2 million increase in revenue share paid to venues, a $1.1 million increase in other cost of sales and bandwidth, and a $0.3 million increase in depreciation expense. The increases were offset by a $0.7 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $2.3 million, or 21.1%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a $0.9 million increase in personnel related expenses, a $0.8 million increase in depreciation expense, and a $0.4 million increase in internet connectivity expenses and other expenses.

Development and technology. Development and technology expenses increased $0.7 million, or 8.9% for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a $0.7 million increase in depreciation expense and a $0.2 million increase in software maintenance costs. The increases were offset by a $0.3 million decrease in recruiting expenses.

Selling and marketing. Selling and marketing expenses increased $2.9 million, or 39.6%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a $2.4 million increase in personnel related expenses and a $0.4 million increase in travel and entertainment expenses.

General and administrative.  General and administrative expenses increased $2.0 million, or 21.6%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a $1.9 million increase in professional fees, a $0.3 million increase in personnel related expenses, and a $0.2 million increase in recruiting expenses. The increases were offset by a $0.2 million decrease in other consulting expenses.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.7 million, or 87.1%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to our acquisitions of Cloud 9 and Endeka in August 2012 and February 2013, respectively.

Interest and Other Income, Net

Interest and other income, net remained relatively unchanged for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Income Tax (Benefit) Expense

We had an income tax benefit of $(0.4) million for the nine months ended September 30, 2013 compared to an income tax expense of $2.5 million for the nine months ended September 30, 2012 due to the operating loss generated during the period. Our effective tax rate also increased to 35.6% for the nine months ended September 30, 2013 as compared 27.6% for the nine months ended September 30, 2012. The increase in our effective tax rate is primarily due to decreased income tax deductions from the sale of stock related to employee incentive stock options and from adjustments realized upon filing our federal income tax returns.

Non-controlling Interests

Non-controlling interests relates to our non-controlling owners interests in the net income (loss) generated by Concourse Communications Detroit, LLC, Chicago Concourse Development Group, LLC and Boingo Holding Participacoes Ltda. Non-controlling interests remained relatively unchanged for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Net (Loss) Income Attributable to Common Stockholders

Our net income decreased primarily as a result of the $13.4 million increase in costs and operating expenses offset in part by the $3.5 million increase in revenues and the $2.9 million decrease in income tax expense in the current period compared to the comparable 2012 period. Our diluted earnings per share decreased primarily as a result of the decrease in net income.

Adjusted EBITDA

Adjusted EBITDA was $17.1 million for the nine months ended September 30, 2013, down $6.3 million or 26.8% from the $23.4 million recorded in the nine months ended September 30, 2012. As a percent of revenue, Adjusted EBITDA was 22.0%, down from 31.4% of revenue in the comparable 2012 period. The Adjusted EBITDA decrease was due primarily to a decrease of $10.1 million in pre-tax net income during the nine months ended September 30, 2013, which was driven by the $13.4 million increase in costs and operating expenses offset in part by the $3.5 million increase in revenue in the current period compared to the comparable 2012 period. The decrease in pre-tax net income was offset by the $3.7 increase in non-cash depreciation, amortization, and stock-based compensation expenses in the current period compared to the comparable 2012 period.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities.  Our primary sources of liquidity as of September 30, 2013 consisted of $44.7 million of cash and cash equivalents and $36.5 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the first nine months of 2013 were $19.1 million, of which $10.9 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

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

The following table sets forth cash flow data for the nine months ended September 30:

	2013	2012
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$12,560	$17,234
Net cash used in investing activities	(18,959)	(56,173)
Net cash (used in) provided by financing activities	(6,993)	2,356

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2013, we generated $12.6 million of net cash from operating activities, a decrease of $4.7 million from the prior year comparative period. The decrease is primarily due to a $7.2 million decrease in our net income including non-controlling interests, changes in working capital of $0.8 million resulting from increases in our prepaids and other assets and decreases in our deferred revenue offset by decreases in our accounts receivable and increases in our accrued expenses and other liabilities, and a $0.8 million increase in our excess windfall tax benefits from stock option exercises. The decreases were offset by a $2.6 million increase in depreciation and amortization expenses, a $1.0 million increase in stock-based compensation expenses, and a $0.4 million change in deferred tax assets that was recorded during the nine months ended September 30, 2012.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2013, we used $19.0 million in investing activities, a decrease of $37.2 million from the prior year comparative period. The decrease was primarily due to $5.1 million of cash received from net sales of marketable securities during the nine months ended September 30, 2013 compared to $37.2 million of cash used in net purchases of marketable securities during the nine months ended September 30, 2012. The decrease was offset by $4.9 million of cash payments made for our acquisition of Endeka in February 2013 as compared to the $3.2 million of cash payments made for our acquisition of Cloud 9 in August 2012, and the $3.4 million increase in purchase of property and equipment during the nine months ended September 30, 2013 compared to the prior year comparative period, which primarily related to new build-out projects.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2013, we used $7.0 million in financing activities, a decrease of $9.3 million from the prior year comparative period. This is primarily due to $6.1 million of cash used to repay notes payable and other financed liabilities that were assumed in our acquisition of Endeka in February 2013, the $2.6 million of cash used in the repurchase of our common stock during the nine months ended September 30, 2013, and the $1.6 million decrease in proceeds from the exercise of stock options during the nine months ended September 30, 2013 compared to the prior year comparative period. The decreases were offset by a $0.8 million increase in excess windfall tax benefits from stock option exercises.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2013, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

Marketable securities available-for-sale are carried at fair value and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses is included in interest and other (expense) income, net.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2013, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Information Regarding Stock Repurchases

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the three months ended September 30, 2013, we repurchased and retired approximately 207,000 shares under this program for approximately $1,485,000, excluding commissions paid, at an average price per share of $7.18. During the nine months ended September 30, 2013, we repurchased and retired approximately 362,000 shares under this program for approximately $2,541,000, excluding commissions paid, at an average price per share of $7.02. As of September 30, 2013, the remaining approved amount for repurchases was approximately $7,459,000. Activity under the program for the nine months ended September 30, 2013 was as follows:

	Total Number of Shares Purchased (1) (000’s)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased (000’s)

As of December 31, 2012	—	$—	—
January 1 – May 31	—	$—	10,000
June 1 – June 30	155	$6.81	8,944
July 1 – July 31	—	$—	8,944
August 1 – August 31	77	$7.45	8,372
September 1 – September 30	130	$7.02	7,459
Total	362

(1)         All shares purchased were purchased as part of a publicly announced program discussed above, in open-market transactions.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 19, 2013, we exercised our right to extend our Telecommunications Network Access Agreement with the Port Authority of New York and New Jersey.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4

10.17	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.				X

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certification of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity for Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: November 12, 2013	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: November 12, 2013	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Accounting Officer)