Form 10-K
period 2013-12-31
BOINGO WIRELESS INC
filed 2014-03-17
CIK 1169988

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $178,983,000 based on the last reported sale price of $6.21 per share on the NASDAQ Global Market on June 28, 2013, the last trading day of the most recently completed second fiscal quarter.

          As of March 3, 2014, 35,303,944 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's year ended December 31, 2013 are incorporated by reference into Part III of this Form 10-K where indicated.

BOINGO WIRELESS, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2013

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

PART I

Item 1.    Business

  Company Overview

        Boingo helps the world stay connected.

        We have established a global footprint of small cell networks that provide high-speed, high-bandwidth wireless Internet service to smartphones, tablet computers, laptops, and other wireless-enabled devices. Small cells are low-powered radio access nodes that operate in licensed and unlicensed spectrum that have a range of 10 meters to 1 to 2 kilometers. These small cell networks cover more than a million distributed antenna system (DAS) and Wi-Fi locations and reach more than one billion consumers annually. With the proliferation of mobile Internet-enabled wireless devices, and growth of high-bandwidth usage from streaming media and smartphone apps, we expect these small cells to play a significant role in helping meet the ever-increasing data demands of connected consumers who are accustomed to the benefits of broadband performance at home and work and are seeking the same applications, performance and availability on-the-go.

        Our small cell networks include DAS and Wi-Fi networks that we manage and operate ourselves, which we refer to as our "managed and operated" locations, as well as Wi-Fi networks managed and operated by third-parties with whom we contract for access, which we refer to as our "roaming" networks. Our managed and operated locations are typically located in large venues with big audiences, such as airports, stadiums, arenas, universities, convention centers, shopping malls, and military bases where we install a wireless network infrastructure and generally have exclusive multi-year agreements. Our roaming networks comprise more than 800,000 commercial Wi-Fi hotspots in over 100 countries around the world. We also sell advertising and sponsorships on other Wi-Fi networks that are not part of our network on behalf of the network owner.

        We generate revenue through wholesale partnerships, retail sales, and advertising and sponsorships. We have direct customer relationships with users who have purchased our mobile Internet services, and we also provide mobile Internet access and solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications service providers to allow their millions of users to connect to the mobile Internet through hotspots in our network. Our software solution—which provides one-click access to our global footprint of hotspots—has been rebranded for wholesale partners, in addition to being marketed under the Boingo brand. In combination with our back-end system infrastructure, it creates a global roaming solution for operators, carriers and other service providers.

        We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS networks at locations where we manage and operate the wireless network. In addition, our partners pay us usage-based Wi-Fi network access and software licensing fees to allow their customers' access to our footprint worldwide. Wholesale revenue accounts for approximately 47% of our revenue.

        Individual users provide approximately 42% of our revenue by purchasing month-to-month retail subscription plans that automatically renew, hotspot specific single-use access to our network, or residential broadband and Internet Protocol television ("IPTV") services in military barracks. As of December 31, 2013, we have grown our subscriber base to approximately 310,000, an increase of approximately 9.2% over the prior year.

        We also generate revenue from advertisers that seek to reach our users with sponsored access, promotional programs and online display advertising at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs. Advertising and other revenue accounts for approximately 11% of our revenue.

        We were incorporated in the State of Delaware in April 2001 under the name Project Mammoth, Inc. and changed our name to Boingo Wireless, Inc. in October 2001. Our principal executive offices are located in Los Angeles, California. Our website address is www.boingo.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

  Industry Overview

        Popular business and consumer applications such as streaming media, online games, social networking, cloud storage, software-as-a-service and video calling require high-speed, high-bandwidth Internet access. These data-intensive applications are driving an escalation in Internet data traffic. With the proliferation of smartphones, tablet computers, laptops, and other Wi-Fi enabled devices, users expect to be able to access the same content and information while on-the-go. Global mobile data traffic is expected to increase by 11 times from 2013 to 2018 as projected by Cisco's Visual Networking Index ("CVNI").

        The adoption, growth and advancement of smartphones are key catalysts for the acceleration of high-speed and high-bandwidth mobile Internet usage. The improved computing power, rich graphical user interfaces and Internet capabilities of these devices enable mobile users to make video calls or stream full-length movies, contributing to the vast expansion of the wireless consumption of data. For example, the average smartphone user generated 29 times the amount of data traffic generated by the average non-smartphone user in 2013, according to CVNI. Mobile video traffic was 53% of traffic by the end of 2013, according to CVNI. Widely-used mobile applications allow individuals to access the same content and services on their smartphones and other mobile devices that they use at their homes or offices. By the end of 2014, the number of mobile-connected devices will exceed the number of people on earth, and by 2018 there will be nearly 1.4 mobile devices per capita according to CVNI. In addition, 45% of total mobile data traffic was offloaded through Wi-Fi or other small cells in 2013 and without offload, mobile data traffic would have grown 98% rather than 81% in 2013, according to CVNI.

        To cope with the significant increase in expected global mobile Internet data traffic, network operators are rapidly expanding their capacity and investing in technologies such as 3G and 4G cellular networks. According to CVNI, a 4G connection generated 14.5 times more traffic on average than a non-4G connection and although 4G connections represent only 2.9% of mobile connections today, they already account for 30% of mobile data traffic. These investments, while necessary, are only a short-term solution not capable of meeting the long-term demand for data usage. To ease the strain of cellular networks by off-loading data, network operators have also been investing in Wi-Fi and cellular DAS that recycle spectrum in large venues to increase overall capacity. According to ABI Research, the market for in-building wireless equipment and deployments is expected to grow to over $8 billion in 2019, up from a forecast of $4.4 billion for 2014 representing a 14% compound annual growth rate.

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

  Challenges Facing Our Industry

        The mobile Internet is a complex and constantly evolving ecosystem comprised of over a billion mobile Internet-enabled devices from dozens of manufacturers, which are powered by many different operating systems. Devices use different network technologies and must be configured with the appropriate software to detect and optimize a connection to the mobile Internet. This complexity is amplified as new device models and operating systems are released, new categories of devices become Internet-enabled, and new network technologies emerge. The increasing number of mobile Internet-enabled devices in this ecosystem is causing an even more rapid increase in data consumption on capacity-strained networks.

  Our Strategy

        We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions and indoor DAS services for carriers. Key elements of our strategy to extend that lead are to:

  •
  Expand our footprint of managed and operated and aggregated networks.  We intend to continue to grow our global network of managed and operated DAS and Wi-Fi networks by pursuing new opportunities at large venues such as airports, arenas, stadiums, campuses and universities. We also plan to enter into new roaming agreements with other network and hotspot operators to maximize the reach of our aggregated network, which creates a more attractive offering for our retail customers and wholesale partners.

  •
  Leverage our neutral-host business model to accelerate wholesale roaming and carrier offload partnerships.  Our neutral-host model enables us to partner with venue operators because we allow their customers to access a venue's network regardless of the customers' Wi-Fi provider. We also partner with telecom operators that are attracted to us because we do not compete for cellular subscribers. We intend to expand our neutral-host managed and operated network by partnering with additional venues, network operators, telecom operators and technology companies.

  •
  Maximize advertising and sponsorship sell-through for our inventory of advertising-enabled networks.  We will seek to leverage our expanded ad sales team to engage leading brands and advertising agencies acting on their behalf to maximize sell-through for our expanding inventory of advertising-supplemented managed and operated networks and contracted advertising-enabled partner networks. These networks represent high-traffic, high-demand locations with broad appeal. We also expect to enhance existing ad products and develop new ones to provide appealing options to advertisers looking for innovative ways to engage potential customers.

  •
  Increase our brand awareness.   We will continue to seek new ways to promote our brand through our managed and operated hotspots. We intend to enhance our brand through low-cost co-marketing arrangements with our partners and through periodic promotional and sponsorship activities and by continuing to leverage the reach of social media to interact with our customers.

  Services

        Our solution makes it easy, convenient and cost effective for individuals to find and gain access to the mobile Internet.

        Wholesale.    Our integrated hardware and software platform allows us to provide a range of value-added services to telecom operators, network operators, device manufacturers, technology companies, enterprise software and services companies, and venue operators.

  •
  DAS infrastructure.  We offer our telecom operator partners access to our DAS infrastructure at certain of our managed and operated hotspot locations. We deploy our DAS infrastructure within airports and other locations that require additional signal strength to improve the quality of cellular services.

  •
  Roaming services.  We offer roaming services across our entire network of over 800,000 hotspot locations to our partners who can then provide mobile Internet services to their customers at these locations.

  •
  Platform services.  We license our proprietary software and provide software integration and development services to our platform services partners. This enables them to integrate our mobile Internet solution with their product and service offerings, either as a bundled Boingo service or a private labeled offering. Our solution includes our proprietary, patented techniques for wireless signal detection, presentation and network aggregation.

  •
  Turn-key solutions.  We offer our venue partners the ability to implement a turn-key Wi-Fi solution, with no initial investment, through a Wi-Fi network infrastructure that we install, manage and operate. Our turn-key solutions include a variety of service models that are supported through a mix of retail, wholesale and advertising revenue.

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

        We also provide residential broadband and IPTV services for troops stationed on U.S. military bases. Both IPTV and Internet service are available and include basic, standard and expanded service tiers, with discounted service options when both Internet and IPTV products are bundled in a combo package. Our most common plans are the $29.95 one month subscription for standard services (Internet or IPTV) and the $49.95 one month subscription for expanded services (Internet or IPTV). The standard combo package is $54.95 per month and the expanded combo package is $89.95 per month. Military personnel can also add premium channels and DVR options at additional cost to enhance their IPTV service. Plans are available on daily, weekly and monthly schedules, with different service options at each interval. These services are only available on the military bases.

        Advertising.    Our platform provides a valuable opportunity for advertisers to reach a targeted base of visitors to our landing pages with sponsored access, promotional programs and display advertising. We provide advertisers the opportunity to sponsor wireless Internet access to individuals at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs. We also offer display advertising based on impressions delivered by our platform. Our advertising solution is easily integrated into Wi-Fi networks not directly managed by Boingo, expanding the addressable market.

  Our Network

        In 2006, we acquired Concourse Communications Group, LLC and its network of 12 managed and operated airports, which became our first managed and operated hotspots. In 2007, we acquired Sprint Spectrum's network of seven managed and operated airports and one non-exclusive airport. In 2008, we acquired Opti-Fi Networks, LLC which included Wi-Fi networks at 25 airports and the Washington State Ferries. In 2013, we acquired Electronic Media Systems, Inc. and Advanced Wireless Group, LLC and its network of 17 managed and operated networks (collectively, "AWG"). Through our managed and operated hotspots and our strategic partnership arrangements, users have access to over 800,000 hotspots worldwide in venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants. We design, build, monitor and maintain the Wi-Fi network at our managed and operated hotspot locations primarily located in the United States and Europe. Our strategic partnership arrangements with over 170 network operators allow us to extend our global network to over 100 countries worldwide.

        Boingo hotspot locations by region as of December 31, 2013 included:

Region	Airport	Café / Retail	Convention Center	Hotel	Other(1)	Total
North America	129	10,032	56	3,288	6,323	19,828
South America	83	1,792	4	74	634	2,587
Europe, Middle East and Africa	239	14,850	464	11,382	206,692	233,627
Asia	190	150,343	2,643	27,892	460,831	641,899

Total	641	177,017	3,167	42,636	674,480	897,941

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

        We issue regular press releases announcing important partnerships and product developments and continually update our website with information about our network and services. We leverage our blog and social media accounts to further promote Boingo's product availability and applicability for travelers, digital elite and consumers on-the-go.

  Development

        Our development efforts are focused primarily on increasing the ease of use and functionality of our software client, integrating our software client with our wholesale partners, continuing to adapt our technology to new operating systems and platforms, and optimizing our networks and backend systems for roaming and carrier offload. Our development model is based on a structured development process that incorporates Agile development practices so any deviations can be promptly corrected to improve reliability in our network and enhance customer satisfaction. We typically deliver product releases and feature enhancements on a semi-annual basis. For the years ended December 31, 2013, 2012 and 2011, development and technology expenses were $11.4 million, $10.8 million and $9.4 million, respectively.

  Technology

        Over the past 13 years, we have developed proprietary systems that include the Boingo software client; authentication, authorization and tracking systems; mediation and billing systems; and a real-time operational support and software configuration and messaging infrastructure.

  Boingo Software Client

        The Boingo software client is installed on Wi-Fi enabled devices such as smartphones, laptops and tablet computers to enable our customers to access our network. The key features of the Boingo software client include:

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

  •
  Support for all major operating system platforms.  The Boingo software client supports the Android, iOS, Mac OS and Windows operating systems, which represents the majority of all devices connecting to our managed and operated venues.

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

  •
  Custom branding and flexible integration alternatives.  We offer wholesale customers the ability to integrate the Boingo software client into their products and services as a software development kit or SDK. Additionally, we offer wholesale customers the option to utilize a custom, rebranded reference design of the software client used in our retail customer offering.

  Authentication, Authorization and Tracking System

        Our proprietary authentication, authorization and tracking system enables the reliable, scalable and secure initiation and termination of user Wi-Fi sessions on our network. This system authenticates our network users across a wide variety of hotspots and network operators, through a normalized authentication protocol. Through the authorization process, custom business rules ensure user access based on specific service parameters such as location, type of device, service plan and account information. Our system also captures duration, data traffic, location, and type of device. We normalize and process this data from disparate providers for our use and for our wholesale partners. This system has been recently enhanced to include support for secure Next Generation Hotspot roaming, which leverages Passpoint-certified devices and network hardware to establish seamless secure connections for customers.

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

  Software Configuration and Messaging System

        Our software configuration system provides real-time network configuration updates for approximately 2,320 networks and 87 detection and login methodologies used by the Boingo software client to access our network. Our software configuration system automatically registers new network definitions and login methodologies to allow individuals to connect to our hotspot locations. All supported platforms use a single configuration, providing a high level of operational and test efficiency. Our messaging system enables real-time customer notification and system interaction at login, based on location, network, user, account type, device and usage. This approach enables us and our partners to deliver custom marketing or service messages.

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

        Our Wi-Fi deployments are based on the IEEE 802.11a, b, g, n and ac standards and operate in the 2.4 GHz and 5 GHz unlicensed spectrum bands. Our deployments may also include DAS within venues requiring enhanced cellular coverage.

  Customers

        We generate revenue primarily from our retail customers and wholesale partners. Our retail customers purchase either month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our retail customers primarily from mobile Internet users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. Some of our wholesale partners license our software and pay usage-based network access fees to allow their customers access to our global Wi-Fi network. Other wholesale partners that are telecom operators pay us one-time build-out fees and recurring access fees for our DAS network, enabling their cellular customers to access these networks. Some of our wholesale partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. Our wholesale partner relationships are generally governed by multi-year contracts. We acquire our wholesale partners through our business development efforts. We also generate revenue from advertisers that seek to reach visitors to the landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs. For the year ended December 31, 2013, two groups of entities affiliated with Verizon Communications, Inc and AT&T Inc. each accounted for 14% of total revenue. For the year ended December 31, 2012, those same two groups of affiliated entities accounted for 17% and 15% of total revenue, respectively. For the year ended December 31, 2011, one group of entities affiliated with Verizon Communications, Inc. accounted for 18% of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using the following key performance indicators:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except churn data)
Subscribers	310	284	257
Monthly churn	10.1%	9.7%	9.2%
Connects	50,830	24,490	12,314
DAS nodes	6.3	5.6	4.6

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

        DAS nodes.    This metric represents the number of active DAS nodes as of the end of the period. A DAS node is a single communications endpoint, typically an antenna, which transmits or receives radio frequency signals wirelessly. This measure is an indicator of the reach of our DAS network.

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

  Competition

        The market for mobile Internet services and solutions is fragmented and competitive. We believe the principal competitive factors in our industry include the following:

  •
  price;

  •
  ease of access and use;

  •
  quality of service;

  •
  geographic reach;

  •
  bundled service offerings;

  •
  venue exclusivity;

  •
  brand name recognition; and

  •
  flexible pricing plans.

        We believe we face no material direct competitors to our service offerings. Indirect competitors include telecom operators, WiMAX operators, cable companies, self-managed venue networks and smaller wireless Internet service providers. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. Others offer bundled data services with primary service offerings that we do not offer such as landline and cellular telephone service, and cable or satellite television. Many of our indirect competitors are also partners from whom we receive revenue when their customers access our network. We believe that we compete favorably based on geographic coverage, network reliability, quality of service, ease of use and cost.

  Intellectual Property

        Our ongoing success will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual restrictions.

        We have two issued U.S. patents which expire in 2022 and six patent applications pending in the U.S. Foreign counterparts of two of the pending U.S. patent applications are pending in Canada, Europe and Korea. Foreign counterparts of another one of the pending U.S. patent applications are pending in Canada, China, Europe, Japan, and Korea. We have two issued Japanese patents and two Chinese patents, each of which has a maximum term which expires in 2027. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost effective.

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

  Employees

        As of December 31, 2013, we had 204 employees, including 60 in development and technology, 100 in operations, 23 in business development and marketing and 21 in general and administrative. All of our employees are full-time employees. None of our employees are represented by a labor union except for one international employee who is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider relations with our employees to be good. As of December 31, 2013, we also had arrangements with a third party call center provider in New York that provided us with approximately 35 full-time equivalent contractors for retail customer support service and similar functions.

  Financial Information about Segments and Geographic Areas

        Reference to our segments and the geographic areas where we operate is contained in Note 2 to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this report.

  Available Information

        Our filings with the United States Securities and Exchange Commission or SEC, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge through the Investor Relations section of our website at http://www.boingo.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC.

        Copies of this report are also available free of charge from Boingo Corporate Investor Communications, 10960 Wilshire Boulevard, Suite 800, Los Angeles, California 90024. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and written charters of the committees of the Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our website and are available in print to any stockholder who requests a copy.

        You may read and copy materials that we file with the SEC at the SEC's Public Reference facilities at 100 F Street, N.E., Room 1580, Washington DC 20549. Information on the operation of the Public Reference facilities is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports and other information we file, and proxy statements to be filed with the SEC. The address of the SEC's website is http://www.sec.gov.

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

        Many venues, including airports, coffee shops and hotels, offer free mobile Wi-Fi as an incentive or value-added benefit to their customers. Free Wi-Fi may reduce retail customer demand for our services, and put downward pressure on the prices we charge our retail customers. In addition, telecom operators may offer free mobile Wi-Fi as part of a home broadband or other service contract, which also may force down the prices we charge our retail customers. If we are unable to effectively offset this downward pressure on our prices by being a Wi-Fi service provider, or if we are unable to acquire and retain retail customers, we will have lower profit margins and our operating results and financial condition may be adversely impacted.

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

        Factors that contribute to fluctuations in our operating results from quarter-to-quarter include those described in this risk factor section including:

  •
  our gain or loss of a key venue partner, military partner, roaming partner or platform services partner;

  •
  the rate at which individuals adopt and continue to use our solutions;

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

         The U.S. government may modify, curtail or terminate one or more of our contracts.

        We have dedicated a significant amount of resources to building out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues and will make it difficult to determine if we are allocating our resources efficiently. As a result of these investments, we do not expect to be profitable in the near future. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position.

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

  •
  legal, political, social or systemic restrictions on the ability of U.S. companies to do business in foreign countries;

  •
  Foreign Corrupt Practices Act compliance and related risks;

  •
  difficulties in staffing and managing foreign operations;

  •
  difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

  •
  reduced protection for intellectual property rights in some countries;

  •
  currency fluctuations; and

  •
  potential adverse tax consequences.

        Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

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

        Our competitors, many of whom are also our partners, include a variety of telecom operators and network operators, including AT&T, T-Mobile, Cablevision, Comcast and local operators. These and other competitors have developed or may develop technologies that compete directly with our solutions. Many of our competitors are substantially larger than we are and have substantially longer operating histories. We may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and personnel resources than we do. Some also have greater name and brand recognition and a larger base of subscribers or users than we have. In addition, our competitors may provide services that we do not, such as cellular, local exchange and long distance services, voicemail and digital subscriber line. Users that desire these services may choose to also obtain mobile Wi-Fi Internet services from a competitor that provides these additional services rather than from us.

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

         Our failure to properly maintain our customers' confidential information and protect our network against security breaches, including cyber-security breaches, could harm our business and operating results.

        Advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments may result in a compromise or breach of the technology we use to protect user transaction data. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our network, unauthorized release of confidential or otherwise protected information or corruption of data. Any compromises of our security could damage our reputation and brand and expose us to possible liability such as litigation claims, which would substantially harm our business and operating results. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

        Fluctuations in market price and volume are particularly common among securities of technology companies. As a result, you may be unable to sell your shares of common stock at or above the price you paid. The market price of our common stock may fluctuate significantly in response to the factors described in this risk factor section as well as the following factors, among others, many of which are beyond our control:

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

        We are required to file annual, quarterly and other reports with the SEC. We must prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, under the listing standards of the NASDAQ Stock Market, or NASDAQ, which imposes significant compliance obligations upon us. We are required, among other things, to:

  •
  prepare and file periodic reports, and distribute other stockholder communications, in compliance with the federal securities laws and NASDAQ rules; and

  •
  evaluate and maintain our system of internal control over financial reporting, and report on management's assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board. Further, we are required to obtain an opinion on the effectiveness of our internal control over financial reporting as of December 31st each year from our independent registered public accounting firm.

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

         We have incurred substantial losses in past and current years and may incur additional losses in the future.

        As of December 31, 2013, our accumulated deficit was $43.2 million. We generated a net loss in 2013 and we are also currently investing in our future growth through expanding our network and buildouts, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to achieve profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to achieve profitability if we cannot generate sufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to achieve profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or increase profitability.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2013, we leased approximately 27,000 square feet of space for our corporate headquarters in Los Angeles, California under a lease agreement that expires in February 2018. We also leased an additional approximately 17,000 square feet in aggregate office space in San Diego, California; San Francisco, California; Chicago, Illinois; Lake Success, New York; McKinney, Texas; Detroit, Michigan; Seattle, Washington; and Sao Paolo, Brazil. We are currently evaluating the adequacy of our current office facilities.

Item 3.    Legal Proceedings

        From time to time, we may be involved in or subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "WIFI." The following table sets forth the high and low closing sales prices of our common stock as reported by the NASDAQ Global Market for the periods indicated.

	2013
	High	Low
First quarter	$8.06	$5.40
Second quarter	$7.34	$5.48
Third quarter	$7.80	$6.17
Fourth quarter	$7.28	$6.10

	2012
	High	Low
First quarter	$13.15	$7.99
Second quarter	$12.19	$9.43
Third quarter	$11.68	$6.77
Fourth quarter	$8.23	$6.77

  Registered Stockholders

        As of March 3, 2014, there were 31 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

  Dividends

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

  Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

        We did not sell any equity securities not registered under the Securities Act during the year ended December 31, 2013.

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

  Issuer Purchases of Equity Securities

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000,000 of the Company's common stock in the open market, exclusive of any commissions,

markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the quarter ended December 31, 2013, we repurchased and retired approximately 360,000 shares under this program for approximately $2,278,000, excluding commissions paid, at an average price per share of $6.33. As of December 31, 2013, the remaining approved amount for repurchases was approximately $5,180,000. Activity under the program for the quarter ended December 31, 2013 was as follows:

	Total Number of Shares Purchased(1) (000's)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased (000's)
October 1—October 31	—	$—	7,459
November 1—November 30	150	$6.22	6,525
December 1—December 31	210	$6.41	5,180

Total	360

(1)
All shares purchased were purchased as part of a publicly announced program discussed above, in open-market transactions.

  Performance Measurement Comparison

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

 COMPARISON OF 32 MONTHS CUMULATIVE TOTAL RETURN*

Among Boingo Wireless, Inc., The NASDAQ Composite Index and The Russell 2000 Index**

	05/04/11	06/30/11	09/30/11	12/31/11	03/30/12	06/29/12	09/28/12	12/31/12
NASDAQ Composite Index	$100.00	$98.07	$85.40	$92.11	$109.31	$103.78	$110.18	$106.76
Russell 2000 Index	$100.00	$99.34	$77.34	$88.96	$99.69	$95.87	$100.55	$101.98
Boingo	$100.00	$75.04	$59.09	$71.07	$100.00	$96.03	$65.62	$62.40

	03/28/13	06/28/13	09/30/13	12/31/13
NASDAQ Composite Index	$115.53	$120.33	$133.35	$147.68
Russell 2000 Index	$114.24	$117.36	$128.92	$139.71
Boingo	$45.62	$51.32	$57.85	$52.98

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and our accompanying Consolidated Financial Statements in Part II, Item 8 of this report.

        The consolidated statements of operations data set forth below for years 2013 , 2012 and 2011 and the consolidated balance sheets data as of the end of years 2013 and 2012 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statements of operations data for years 2010 and 2009 and the consolidated balance sheets data as of the end of years 2011, 2010 and 2009 are derived from the audited financial statements previously filed with the SEC on Form 10-K. The results of businesses acquired in a business combination are included in the Company's consolidated financial statements from the date of the acquisition. Refer to Note 3 in our accompanying Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of the Company's business combinations for years 2013 and 2012. There were no business combinations for years 2011, 2010 and 2009.

        The consolidated statement of operations for the year 2013 includes certain out-of-period adjustments that decreased net loss attributable to common stockholders by $217,000. The 2012, 2011, 2010 and 2009 working capital balances have been revised to properly classify $2,066,000, $2,066,000, $2,236,000 and $710,000, respectively, of unbilled receivables from other non-current assets to accounts receivable, net. The impact of these out-of-period adjustments and revisions are not considered material, individually and in the aggregate, to any of the current or prior annual periods.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$106,746	$102,506	$94,558	$80,420	$65,715
Costs and operating expenses:
Network access	47,245	42,289	37,082	31,961	26,430
Network operations	18,402	14,541	15,849	13,508	11,667
Development and technology	11,432	10,772	9,433	8,475	7,374
Selling and marketing	14,244	10,255	7,409	5,985	5,901
General and administrative	15,067	12,700	11,953	10,645	8,214
Amortization of intangible assets	2,250	1,103	1,655	2,491	3,848

Total costs and operating expenses	108,640	91,660	83,381	73,065	63,434

(Loss) income from operations	(1,894)	10,846	11,177	7,355	2,281
Interest and other income (expense), net	37	143	(176)	(137)	(154)

(Loss) income before income taxes	(1,857)	10,989	11,001	7,218	2,127
Income tax (benefit) expense	1,286	2,965	4,064	(8,903)	985

Net (loss) income	(3,143)	8,024	6,937	16,121	1,142
Net income attributable to non-controlling interests	650	729	642	547	394

Net (loss) income attributable to Boingo Wireless, Inc.	(3,793)	7,295	6,295	15,574	748
Accretion of convertible preferred stock	—	—	(1,633)	(5,020)	(5,259)

Net income (loss) attributable to common stockholders	$(3,793)	$7,295	$4,662	$10,554	$(4,511)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$0.21	$0.19	$1.81	$(0.78)
Diluted	$(0.11)	$0.20	$0.17	$0.49	$(0.78)
Other Financial Data:
Operating cash flows	$20,671	$24,596	$29,529	$24,160	$14,522
Investing cash flows	(40,403)	(62,468)	(7,335)	(19,934)	(3,659)
Financing cash flows	(11,068)	2,077	46,018	(1,134)	(974)
Adjusted EBITDA(1)	23,802	30,642	28,556	18,224	13,527

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$27,338	$58,138	$93,933	$25,721	$22,629
Marketable securities	32,962	41,558	—	9,373	—
Working capital	33,087	82,707	76,203	19,268	5,227
Total assets	215,543	202,532	188,920	132,043	104,401
Deferred revenue, net of current portion	21,591	24,123	27,754	28,149	17,492
Long-term portion of capital leases	473	136	197	—	389
Total liabilities	74,935	58,033	59,841	60,059	48,860
Convertible preferred stock	—	—	—	122,969	117,949
Total stockholders' equity (deficit)	140,608	144,499	129,079	(50,985)	(62,408)

(1)
We define Adjusted EBITDA as net (loss) income attributable to common stockholders plus depreciation and amortization of property and equipment, accretion of convertible preferred stock, income tax expense (benefit), amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other (income) expense, net.

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

        The following provides a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net (loss) income attributable to common stockholders	$(3,793)	$7,295	$4,662	$10,554	$(4,511)
Depreciation and amortization of property and equipment	18,940	15,958	12,301	7,511	6,658
Income tax expense (benefit)	1,286	2,965	4,064	(8,903)	985
Stock-based compensation expense	4,506	2,735	3,423	867	740
Amortization of intangible assets	2,250	1,103	1,655	2,491	3,848
Accretion of convertible preferred stock	—	—	1,633	5,020	5,259
Non-controlling interests	650	729	642	547	394
Interest and other (income) expense, net	(37)	(143)	176	137	154

Adjusted EBITDA	$23,802	$30,642	$28,556	$18,224	$13,527

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

  Overview

        We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions. Our software applications and solutions enable individuals to access our extensive global Wi-Fi network of over 800,000 hotspots with devices such as smartphones, tablet computers, and laptops. Our offerings provide compelling cost and performance advantages to our customers and partners.

        We grew revenue from $102.5 million in 2012 to $106.7 million in 2013, an increase of 4.1%. We grew revenue from $94.6 million in 2011 to $102.5 million in 2012, an increase of 8.4%. We generated a net loss attributable to common stockholders of $3.8 million in 2013 compared to net income attributable to common stockholders of $7.3 million in 2012. Adjusted EBITDA decreased from $30.6 million in 2012 to $23.8 million in 2013, a decrease of 22.3%. For a discussion of Adjusted EBITDA and a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

        The proliferation of smartphones, tablet computers, laptops and other Wi-Fi enabled devices—in conjunction with the increased mobile consumption of streaming media, social networking, downloading large email attachments and video calling—has created a demand for high-speed, high-bandwidth Internet access in public places both large and small. These data intensive activities are driving a global surge in mobile Internet data traffic that is expected to increase 11 times between 2013 and 2018, according to Cisco's Visual Networking Index. We believe these trends present us with opportunities to generate significant growth in revenue and profitability.

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

  Revenue Recognition

        We generate revenue from several sources including: (i) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees, (ii) wholesale customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (iii) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

        We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

        Services provided to wholesale partners under platform service arrangements generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for network usage, and (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the platform service arrangement. The initial term of platform service license agreements is generally between one to five years and the agreements generally contain renewal clauses. Revenue for network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing platform service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the telecom operator agreement. The initial term of our contracts with telecom operators and wholesale partners generally range from three to fifteen years and the agreements generally contain renewal clauses. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

        In instances where the minimum monthly network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

        For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25, Revenue Recognition—Multiple- Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we did not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third-party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

        Advertising revenue is generated from advertisements on our managed and operated or partner networks. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of units or the satisfaction of certain performance criteria. Advertising and other revenue is recognized when the services are performed.

  Business Combinations

        We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management's estimates of revenue and operating expenses, (ii) long-term growth rates, (iii) an appropriate discount rate and (iv) an appropriate royalty rate, where applicable. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

  Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually as of December 31st. Entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, Intangibles—Goodwill and Other. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

        At December 31, 2013 and 2012, we tested our goodwill for impairment using a market based approach and no impairment was identified as the fair value of our sole reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

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

  Stock-based Compensation

        Stock-based compensation consists of stock options and restricted stock units ("RSUs"), which are granted to employees and non-employees. We recognize compensation expense equal to the grant date fair value on a straight-line basis, net of estimated and actual forfeitures, over the employee requisite service period. The grant date fair value of our stock option awards is determined using the Black-Scholes option pricing model.

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

        For stock-based awards granted subsequent to our IPO, our board of directors determined the fair market value based on the closing price of our common stock as reported on the NASDAQ Global Market on the date of grant.

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

        Our effective tax rates are primarily affected by changes in our valuation allowances, the amount of our taxable income or losses in the various taxing jurisdictions in which we operate, the amount of federal and state net operating losses and tax credits, the extent to which we can utilize these net operating loss carryforwards and tax credits and certain benefits related to stock option activity.

  Recent Accounting Pronouncements

        Information regarding recent accounting pronouncements is contained in Note 2 "Significant Accounting Policies" to the accompanying Consolidated Financial Statements included in Part II, Item 8, which is incorporated herein by this reference.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using the following key performance indicators:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except churn data)
Subscribers	310	284	257
Monthly churn	10.1%	9.7%	9.2%
Connects	50,830	24,490	12,314
DAS nodes	6.3	5.6	4.6

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

        DAS nodes.    This metric represents the number of active DAS nodes as of the end of the period. A DAS node is a single communications endpoint, typically an antenna, which transmits or receives radio frequency signals wirelessly. This measure is an indicator of the reach of our DAS network.

  Key Components of our Results of Operations

  Revenue

        Our revenue consists of wholesale revenue, retail revenue, and advertising and other revenue.

        Wholesale.    We generate revenue from wholesale partners that license our software and pay usage-based monthly network access fees to allow their customers to access our global Wi-Fi network, and telecom operator partners that pay us build-out fees and access fees for our DAS networks. Usage-based network access fees may be measured in minutes, connects, megabytes or gigabytes, and in most cases are subject to minimum volume commitments. Other wholesale partners pay us monthly fees to provide a Wi-Fi infrastructure that we install, manage and operate at their venues for their customers under a service provider arrangement.

        Retail subscription.    We generate revenue from sales to individuals of month-to-month network access subscriptions that automatically renew, primarily through charge card transactions.

        Retail single-use.    We generate revenue from sales of hourly, daily or other single-use access to individuals primarily through charge card transactions.

        Advertising and other.    We generate revenue from advertisers that seek to reach visitors to our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs and at locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs. In addition, we receive revenue from partners in certain venues where we manage and operate the Wi-Fi network.

        For the year ended December 31, 2013, two groups of entities affiliated with Verizon Communications, Inc. and AT&T Inc. each accounted for 14% of total revenue. For the year ended December 31, 2012, those same two groups of affiliated entities accounted for 17% and 15% of total revenue, respectively. For the year ended December 31, 2011, one group of entities affiliated with Verizon Communications, Inc. accounted for 18% of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

  Costs and Operating Expenses

        We classify our costs and operating expenses as network access, network operations, development and technology, selling and marketing, general and administrative, and amortization of intangible assets. Network access costs consist primarily of payments to venues and network partners in our network. Other costs and operating expenses primarily consist of personnel costs, costs for contracted labor and development, marketing, legal, accounting and consulting services, and other professional service fees. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits. Facilities costs and depreciation expenses are generally allocated based on headcount. Depreciation and amortization expenses associated with specifically identifiable property and equipment are allocated to the appropriate expense categories.

        Network access.    Network access costs consist of revenue share payments to venue owners where our managed and operated hotspots are located, usage-based fees to our roaming network partners for access to their networks, depreciation of equipment related to network build-out projects in our managed and operated locations, sale of equipment, and bandwidth and other Internet connectivity expenses in our managed and operated locations.

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

        Development and technology.    Development and technology expenses consist of costs for our product development and engineering departments, developers and our information systems services staff, depreciation of our equipment and internal-use software, and software and hardware maintenance fees.

        Selling and marketing.    Selling and marketing expenses consist of costs for our business development and marketing employees and executives, travel and entertainment and marketing programs.

        General and administrative.    General and administrative expenses consist of costs for our executive, finance and accounting, legal and human resources personnel, as well as legal, accounting, tax and other professional service fees. Also included are other corporate expenses such as charge card processing fees and bad debt expense.

        Amortization of intangible assets.    Amortization of intangible assets consists primarily of acquired venue contracts, technology and non-compete agreements.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, primarily consist of interest income and expense.

  Income Tax Expense

        In 2013, income tax expense includes $2.3 million of tax expense related to increases in our valuation allowance. $1.7 million of the increase relates to additional valuation allowances that were established as a result of our assessment that it was more likely than not that certain federal and state deferred tax assets would not be realized. We recently won some significant new contracts for the build out of residential broadband and IPTV networks for troops stationed on military bases that will require us to make investments and incur losses in advance of experiencing any direct benefit from them including generation of revenues. In 2012, as a result of our federal net operating loss carryforwards, our income taxes include only state income taxes and federal alternative minimum taxes. In 2011, income tax expense also includes $1.3 million of tax benefits associated with the release of a portion of our state valuation allowance.

  Non-controlling Interests

        Non-controlling interests are comprised of minority holdings by third parties in our subsidiaries Concourse Communications Detroit, LLC ("CCG Detroit"), Chicago Concourse Development Group, LLC ("CCDG"), and Boingo Holding Participacoes Ltda. ("BHPL").

        We attributed profits and losses to the non-controlling interest in CCG Detroit under the terms of the limited liability company agreement. CCG Detroit has generated losses over the last several years which have reduced the non-controlling owners capital account to zero in 2009 resulting in an allocation to the controlling interest holder of all operating losses and deficits created by fixed distributions to the non-controlling interest holder. The fixed distributions were terminated during September 2013 concurrent with the termination of CCG Detroit's agreement with Detroit Metropolitan Wayne County Airport.

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

        We attributed profits and losses to the non-controlling interest in BHPL under the terms of the limited liability company agreement in proportion to their holdings. The limited liability company agreement with BHPL does not have a term. We, by resolution of the members, may distribute profits against retained earnings or profit reserves existing on the most recent annual balance sheet or may draw up financial statements and distribute profits in shorter periods. BHPL can be dissolved by resolution of the members and as otherwise provided for by law.

  Results of Operations

        The following tables set forth our results of operations for the specified periods.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$106,746	$102,506	$94,558
Costs and operating expenses:
Network access	47,245	42,289	37,082
Network operations	18,402	14,541	15,849
Development and technology	11,432	10,772	9,433
Selling and marketing	14,244	10,255	7,409
General and administrative	15,067	12,700	11,953
Amortization of intangible assets	2,250	1,103	1,655

Total costs and operating expenses	108,640	91,660	83,381

(Loss) income from operations	(1,894)	10,846	11,177
Interest and other income (expense), net	37	143	(176)

(Loss) income before income taxes	(1,857)	10,989	11,001
Income tax expense	1,286	2,965	4,064

Net (loss) income	(3,143)	8,024	6,937
Net income attributable to non-controlling interests	650	729	642

Net (loss) income attributable to Boingo Wireless, Inc.	(3,793)	7,295	6,295
Accretion of convertible preferred stock	—	—	(1,633)

Net (loss) income attributable to common stockholders	$(3,793)	$7,295	$4,662

Depreciation and amortization expense included in the above line items:
Network access	$12,651	$11,948	$8,867
Network operations	4,091	2,844	2,444
Development and technology	1,992	1,049	873
General and administrative	206	117	117

Total	$18,940	$15,958	$12,301

Stock-based compensation expense included in the above line items:
Network operations	$888	$352	$463
Development and technology	380	352	577
Selling and marketing	1,045	571	650
General and administrative	2,193	1,460	1,733

Total	$4,506	$2,735	$3,423

  Depreciation and amortization expense

        Depreciation expense increased $3.0 million, or 18.7%, in 2013, as compared to 2012, primarily due to increased depreciation and amortization expense from our increased fixed assets for our DAS projects, Wi-Fi networks, and software development in 2013. The increase in 2013 was offset by $1.3 million from a short term DAS build-out project that was completed during 2012.

        Depreciation expense increased $3.7 million, or 29.7%, in 2012, as compared to 2011, due to increases of $1.8 million from DAS build-out projects, $1.3 million from a short term DAS build-out project that was completed during 2012 and $0.6 million of depreciation expense from operations.

  Stock-based compensation expense

        Stock-based compensation expense increased $1.8 million, or 64.8%, in 2013, as compared to 2012, primarily due to $1.8 million of stock-based compensation expenses for RSUs granted to our employees and directors in 2013.

        Stock-based compensation expense decreased $0.7 million, or 20.1%, in 2012, as compared to 2011, primarily due to reversal of $1.1 million in stock-based compensation expense for unvested options held by employees who left the Company in 2012.

        The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Year Ended December 31,
	2013	2012	2011
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	44.3	41.3	39.2
Network operations	17.2	14.2	16.8
Development and technology	10.7	10.4	10.0
Selling and marketing	13.3	10.0	7.8
General and administrative	14.1	12.4	12.6
Amortization of intangible assets	2.1	1.1	1.8

Total costs and operating expenses	101.8	89.4	88.2

(Loss) income from operations	(1.8)	10.6	11.8
Interest and other income (expense), net	(0.0)	0.1	(0.2)

(Loss) income before income taxes	(1.7)	10.7	11.6
Income tax expense	1.2	2.9	4.3

Net (loss) income	(2.9)	7.8	7.3
Net income attributable to non-controlling interests	0.6	0.7	0.7

Net (loss) income attributable to Boingo Wireless, Inc.	(3.6)	7.1	6.6
Accretion of convertible preferred stock	—	—	(1.7)

Net (loss) income attributable to common stockholders	(3.6)%	7.1%	4.9%

Years ended December 31, 2013 and 2012

  Revenue

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands, except churn data and percentages)
Revenue:
Wholesale	$49,942	$49,495	$447	0.9
Retail subscription	34,325	32,716	1,609	4.9
Retail single-use	10,129	13,429	(3,300)	(24.6)
Advertising and other	12,350	6,866	5,484	79.9

Total revenue	$106,746	$102,506	$4,240	4.1

Key business metrics:
Subscribers	310	284	26	9.2
Monthly churn	10.1%	9.7%	0.4%	4.1
Connects	50,830	24,490	26,340	107.6
DAS nodes	6.3	5.6	0.7	12.5

        Wholesale.    Wholesale revenue increased $0.4 million, or 0.9%, in 2013, as compared to 2012, due to a $2.1 million increase in wholesale service provider revenues resulting from increased deployments. The increase was also due to a $1.9 million increase in new DAS build-out projects in our managed and operated locations, which includes a $2.5 million short term build-out project that included the sale of equipment and was completed during 2013. The increases were offset by a $3.5 million decrease in partner usage based fees.

        Retail subscription.    Retail subscription revenue increased $1.6 million, or 4.9%, in 2013, as compared to 2012, due to an increase in subscribers. The impact of the increase in subscribers was partially offset by a decrease in our average monthly revenue per subscriber of 4.5% from promotional offers and the growing mix of lower-priced smartphone subscriptions compared to unlimited subscriptions.

        Retail single-use.    Retail single-use revenue decreased $3.3 million, or 24.6%, in 2013, as compared to 2012. The decrease in retail single-use revenue was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model, the loss of certain paid managed and operated locations, and an increase in new customers that opted for subscriptions. There was a 26.9% decrease in single-use connects in 2013, as compared to 2012. Retail single-use revenue includes $0.4 million of revenues related to the venues acquired from AWG in October 2013.

        Advertising and other.    Advertising and other revenue increased $5.5 million, or 79.9%, in 2013, as compared to 2012, due to a $5.3 million increase in advertising revenues from our advertising business that resulted from the assets acquired from Cloud 9 Wireless, Inc. ("Cloud 9") in August 2012 and $1.1 million of advertising revenues related to the venues acquired from AWG in October 2013. The increase was offset by a $0.9 million decrease in other revenues.

  Costs and Operating Expenses

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$47,245	$42,289	$4,956	11.7
Network operations	18,402	14,541	3,881	26.6
Development and technology	11,432	10,772	660	6.1
Selling and marketing	14,244	10,255	3,989	38.9
General and administrative	15,067	12,700	2,367	18.6
Amortization of intangible assets	2,250	1,103	1,147	104.0

Total costs and operating expenses	$108,640	$91,660	$16,980	18.5

        Network access.    Network access costs increased $5.0 million, or 11.7%, in 2013, as compared to 2012. The increase is primarily attributed to a $3.5 million increase in revenue share paid to venues in our managed and operated locations, a $2.6 million increase in costs associated with the sale of equipment for build-out projects for wholesale service providers and our short term build-out projects, a $0.7 million increase in depreciation expense, and a $0.6 million increase in other cost of sales. The increases were partially offset by a $1.3 million decrease from a short term DAS build-out project that was completed in 2012, a $0.6 million decrease in bandwidth costs and a $0.6 million decrease from customer usage at partner venues.

        Network operations.    Network operations expenses increased $3.9 million, or 26.6%, in 2013, as compared to 2012, primarily due to a $1.6 million increase in personnel related expenses, inclusive of a $0.5 million increase in stock-based compensation expenses, primarily resulting from increased headcount, a $1.2 million increase in depreciation expense, a $0.2 million increase in rent and other allocated administrative expenses, a $0.2 million increase in hardware and software maintenance expenses, and a $0.6 million increase in recruiting, internet connectivity, network maintenance, consulting and travel and entertainment expenses.

        Development and technology.    Development and technology expenses increased $0.7 million, or 6.1%, in 2013, as compared to 2012, primarily due to a $0.9 million increase in depreciation expense and a $0.4 million increase in hardware and software maintenance expenses. The increases were partially offset by a $0.3 million decrease in recruiting expenses, a $0.2 million decrease in personnel related expenses, and a $0.2 million decrease in consulting expenses.

        Selling and marketing.    Selling and marketing expenses increased $4.0 million, or 38.9%, in 2013, as compared to 2012, primarily due to a $3.2 million increase in personnel related expenses, inclusive of a $0.5 million increase in stock-based compensation expenses, primarily resulting from increased headcount and incentive compensation, a $0.4 million increase in travel and entertainment expenses, and a $0.3 million increase in rent and facilities, hardware and software maintenance and depreciation expenses.

        General and administrative.    General and administrative expenses increased $2.4 million, or 18.6%, in 2013, as compared to 2012, primarily due to a $1.5 million increase in professional fees, a $0.8 million increase in personnel related expenses, inclusive of a $0.7 million increase in stock-based compensation expenses, and a $0.2 million increase in recruiting expenses. The increases were partially offset by a $0.3 million decrease in other expenses.

        Amortization of intangible assets.    Amortization of intangible assets expense increased $1.1 million, or 104.0%, in 2013, as compared to 2012, due to our acquisitions of Cloud 9, Endeka Group, Inc. ("Endeka"), and AWG in August 2012, February 2013, and October 2013, respectively. For future years, amortization expense is expected to be $3.7 million for 2014, $3.5 million for 2015 and 2016, $3.2 million for 2017, $2.4 million for 2018, and $7.2 million thereafter.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, decreased $0.1 million in 2013, as compared to 2012, primarily due to our lower cash and cash equivalents and marketable securities balances during 2013 as compared to 2012.

  Income Tax Expense

        Income tax expense decreased $1.7 million, or 56.6%, in 2013, as compared to 2012. Our 2013 income tax expense included $1.7 million of tax expense associated with the establishment of a valuation allowance against our federal and state deferred tax assets.

        Our future effective tax rate depends on various factors, such as our level of future taxable income, tax legislation and credits and the geographic compositions of our pre-tax income. We do not expect to incur any significant income taxes until such time that we reverse our valuation allowance against our federal and state deferred tax assets upon return to sustained profitability.

  Non-controlling Interests

        Non-controlling interests remained essentially unchanged in 2013, as compared to 2012.

Years ended December 31, 2012 and 2011

  Revenue

	Year Ended December 31,
	2012	2011	Change	% Change
	(in thousands, except churn data and percentages)
Revenue:
Wholesale	$49,495	$43,707	$5,788	13.2
Retail subscription	32,716	29,033	3,683	12.7
Retail single-use	13,429	16,054	(2,625)	(16.4)
Advertising and other	6,866	5,764	1,102	19.1

Total revenue	$102,506	$94,558	$7,948	8.4

Key business metrics:
Subscribers	284	257	27	10.5
Monthly churn	9.7%	9.2%	0.5%	5.4
Connects	24,490	12,314	12,176	98.9
DAS nodes	5.6	4.6	1.0	21.7

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

        Advertising and other.    Advertising and other revenue increased $1.1 million, or 19.1%, in 2012, as compared to 2011, due primarily to an increase in our advertising revenues from our advertising business that resulted from the assets acquired from Cloud 9 in August 2012.

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

        Network access.    Network access costs increased $5.2 million, or 14.0%, in 2012, as compared to 2011, due primarily to increases of $4.2 million in DAS build-out projects, $1.3 million in a short term DAS build-out project, $1.3 million in revenue share paid to venues in our managed and operated locations and $0.7 million increase in the direct costs related to the sale of equipment for venue build-outs. The increases were partially offset by a decrease of $2.3 million from customer usage at partner venues.

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

  Income Tax Expense

        Income tax expense decreased $1.1 million in 2012, as compared to 2011, primarily due to benefits from disqualifying dispositions of incentive stock options and from adjustments realized upon filing our 2011 federal income tax returns.

  Non-controlling Interests

        Non-controlling interests remained essentially unchanged in 2012, as compared to 2011.

  Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by operating activities. Our primary sources of liquidity as of December 31, 2013 consisted of $27.3 million of cash and cash equivalents and $33.0 million of marketable securities.

        Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in 2013 were $29.5 million, of which $16.9 million was reimbursed through revenue for DAS build-out projects from our telecom operator customers.

        We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures in 2014 will range from $30 million to $40 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our 2014 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

        The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$20,671	$24,596	$29,529
Net cash used in investing activities	(40,403)	(62,468)	(7,335)
Net cash (used in) provided by financing activities	(11,068)	2,077	46,018

Net (decrease) increase in cash and cash equivalents	$(30,800)	$(35,795)	$68,212

  Net Cash Provided by Operating Activities

        In 2013, we generated $20.7 million of net cash from operating activities, a decrease of $3.9 million from 2012. The decrease is primarily due to an $11.0 million decrease in our net income including non-controlling interests from the prior year and a $1.9 million decrease in excess windfall tax benefits from stock option exercises. The decreases were partially offset by a $4.1 million increase in depreciation and amortization expenses in 2013, a $1.6 million decrease in prepaids and other assets in 2013 compared to a $0.3 million increase in prepaids and other assets in 2012, a $1.8 million increase in stock-based compensation expenses in 2013, and a $1.2 million smaller decrease in accrued expenses and other liabilities in 2013 compared to 2012.

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

  Net Cash Used in Investing Activities

        In 2013, we used $40.4 million in investing activities, a decrease of $22.1 million from 2012. The decrease was primarily due to $8.6 million of cash received from net sales of marketable securities in 2013 compared to $41.6 million of cash used in net purchases of marketable securities in 2012. The decrease was offset by an $11.5 million increase in purchases of property and equipment in 2013 compared to 2012 and $19.5 million in net cash payments made for our acquisitions of Endeka and AWG in 2013 compared to the $3.2 million of cash payments made for our acquisition of Cloud 9 in 2012.

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

  Net Cash Provided by Financing Activities

        In 2013, we used $11.1 million in financing activities compared to cash provided by financing activities of $2.1 million in 2012. The change was primarily due to $6.1 million of cash used to repay notes payable and other financed liabilities that were assumed in our acquisition of Endeka in 2013, the $4.8 million of cash used to repurchase and retire approximately 722,000 shares of our common stock in the open market under our stock repurchase program at an average price per share of $6.68 in 2013, and a $2.0 million decrease in proceeds from the exercise of stock options in 2013 compared to 2012.

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

  Contractual Obligations and Commitments

        The following table sets forth our contractual obligations and commitments as of December 31, 2013:

	Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Venue revenue share minimums(1)	$45,359	$9,448	$13,134	$8,340	$14,437
Operating leases for office space(2)	5,680	1,371	2,681	1,588	40
Open purchase commitments(3)	8,637	8,637	—	—	—
Contingent consideration(4)	1,942	980	962	—	—
Capital leases for equipment and software(5)	1,438	662	695	81	—

Total	$63,056	$21,098	$17,472	$10,009	$14,477

(1)
Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)
Office space under non-cancellable operating leases.

(3)
Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our consolidated balance sheet as of December 31, 2013 as we have not received the related goods or services.

(4)
Contingent consideration related to business acquisitions (refer to Note 3 to the accompanying Consolidated Financial Statements included in Part II, Item 8).

(5)
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

  Inflation

        Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation may affect our future performance since we may not be able to recover the increases in our costs with similar increases in our prices.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

        We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2013, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

        Marketable securities available-for-sale are carried at fair value and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. Unrealized gains and losses on available-for-sale securities have not been significant. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses is included in interest and other income (expense), net.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV, Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

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

        The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report.

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

        Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

        Management has excluded Electronic Media Systems, Inc. and Advanced Wireless Group, LLC from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in a purchase business combination during 2013. Electronic Media Systems, Inc. and Advanced Wireless Group, LLC are wholly-owned subsidiaries whose total assets and total revenues represent $22.7 million and $1.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

        Based on this assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has also issued an audit report on the Company's internal control over financial reporting. The registered public accounting firm's audit of internal control over financial reporting also excluded Electronic Media Systems, Inc. and Advanced Wireless Group, LLC. The Report of Independent Registered Public Accounting Firm is filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

  Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2013.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.    Executive Compensation

        The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company's definitive Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Discussion and Analysis," and "Directors, Executive Officers and Corporate Governance," to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, will be included in the Company's definitive Proxy Statement under the caption "Certain Relationships and Related Party Transactions" to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required by Item 13 of Form 10-K regarding director independence will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters -Independence of the Board of Directors," to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 will be included in the Company's definitive Proxy Statement under the caption "Independent Registered Public Accounting Firm" to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.    Exhibits

        (a)   The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1)(2)  Financial Statements.    The following consolidated financial statements of Boingo Wireless, Inc., and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. The Exhibits begin on page F-44.

        All schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Boingo Wireless, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Boingo Wireless, Inc. and its subsidiaries ("Company") at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Electronic Media Systems, Inc. and Advanced Wireless Group, LLC from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in a purchase business combination during 2013. We have also excluded Electronic Media Systems, Inc. and Advanced Wireless Group, LLC from our audit of internal control over financial reporting. Electronic Media Systems, Inc. and Advanced Wireless Group, LLC are wholly-owned subsidiaries whose total assets and total revenues represent $22.7 million and $1.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 17, 2014

Boingo Wireless, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$27,338	$58,138
Restricted cash	545	30
Marketable securities	32,962	41,558
Accounts receivable, net	16,326	13,043
Prepaid expenses and other current assets	2,566	2,072
Deferred tax assets	1,192	1,204

Total current assets	80,929	116,045
Property and equipment, net	67,560	42,411
Goodwill	42,431	26,744
Intangible assets, net	23,413	10,594
Deferred tax assets	—	4,256
Other assets	1,210	2,482

Total assets	$215,543	$202,532

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,642	$4,990
Accrued expenses and other liabilities	16,382	10,977
Deferred revenue	19,292	17,329
Current portion of capital leases	526	42

Total current liabilities	47,842	33,338
Deferred revenue, net of current portion	21,591	24,123
Long-term portion of capital leases	473	136
Deferred tax liabilities	3,369	—
Other liabilities	1,660	436

Total liabilities	74,935	58,033
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 35,226 and 35,483 shares issued and outstanding for 2013 and 2012, respectively	4	4
Additional paid-in capital	182,927	178,219
Accumulated deficit	(43,188)	(34,547)

Total common stockholders' equity	139,743	143,676
Non-controlling interests	865	823

Total stockholders' equity	140,608	144,499

Total liabilities and stockholders' equity	$215,543	$202,532

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$106,746	$102,506	$94,558
Costs and operating expenses:
Network access	47,245	42,289	37,082
Network operations	18,402	14,541	15,849
Development and technology	11,432	10,772	9,433
Selling and marketing	14,244	10,255	7,409
General and administrative	15,067	12,700	11,953
Amortization of intangible assets	2,250	1,103	1,655

Total costs and operating expenses	108,640	91,660	83,381

(Loss) income from operations	(1,894)	10,846	11,177
Interest and other income (expense), net	37	143	(176)

(Loss) income before income taxes	(1,857)	10,989	11,001
Income tax expense	1,286	2,965	4,064

Net (loss) income	(3,143)	8,024	6,937
Net income attributable to non-controlling interests	650	729	642

Net (loss) income attributable to Boingo Wireless, Inc.	(3,793)	7,295	6,295
Accretion of convertible preferred stock	—	—	(1,633)

Net (loss) income attributable to common stockholders	$(3,793)	$7,295	$4,662

Net (loss) income per share attributable to common stockholders:
Basic	$(0.11)	$0.21	$0.19
Diluted	$(0.11)	$0.20	$0.17
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	35,578	34,774	24,014
Diluted	35,578	37,317	27,481

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands)

	Convertible Preferred Stock
	Series A		Series A-2		Series B		Series C		Total Convertible Preferred Stock					Note Receivable from Stockholder			Total Stockholders' Equity (Deficit)
										Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	5,053	$22,263	1,105	$6,868	3,433	$13,948	10,983	$79,890	$122,969	5,835	$—	$—	$(4,575)	$(103)	$(46,504)	$197	$(50,985)
Accretion of convertible preferred stock	—	258	—	82	—	176	—	1,117	1,633	—	—	—	—	—	(1,633)	—	(1,633)
Issuance of common stock upon conversion of preferred stock	(5,053)	(22,521)	(1,105)	(6,950)	(3,433)	(14,124)	(10,983)	(81,007)	(124,602)	22,846	2	124,600	—	—	—	—	124,602
Issuance of common stock upon initial public offering	—	—	—	—	—	—	—	—	—	3,847	1	48,296	—	—	—	—	48,297
Issuance of common stock upon exercise and conversion of preferred stock warrants	—	—	—	—	—	—	—	—	—	20	—	272	—	—	—	—	272
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—	—	21	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	1,015	—	1,028	—	—	—	—	1,028
Offering costs	—	—	—	—	—	—	—	—	—	—		(2,596)					(2,596)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	3,450	—	—	—	—	3,450
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(4,575)	4,575	—	—	—	—
Forgiveness of note receivable from stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	103	—	—	103
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	246	—	—	—	—	246
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(642)	(642)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,295	642	6,937

Balance at December 31, 2011	—	—	—	—	—	—	—	—	—	33,584	3	170,721	—	—	(41,842)	197	129,079
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	1,899	1	2,573	—	—	—	—	2,574
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,735	—	—	—	—	2,735
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	2,190	—	—	—	—	2,190
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,295	729	8,024

Balance at December 31, 2012	—	—	—	—	—	—	—	—	—	35,483	4	178,219	—	—	(34,547)	823	144,499
Issuance of common stock under stock incentive plans	—	—	—	—	—	—	—	—	—	465	—	599	—	—	—	—	599
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—	—	(722)	—	—	—	—	(4,848)	—	(4,848)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	4,506	—	—	—	—	4,506
Deficient tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	(397)	—	—	—	—	(397)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(608)	(608)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,793)	650	(3,143)

Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	$—	35,226	$4	$182,927	$—	$—	$(43,188)	$865	$140,608

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(3,143)	$8,024	$6,937
Adjustments to reconcile net (loss) income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,940	15,958	12,301
Amortization of intangible assets	2,250	1,103	1,655
Stock-based compensation	4,506	2,735	3,450
Forgiveness on note receivable from stockholder	—	—	103
Excess tax benefits from stock-based compensation	(55)	1,818	—
Change in fair value of preferred stock warrants	—	—	132
Change in fair value of contingent consideration	(367)	—	—
Change in deferred income taxes	1,440	989	2,828
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,403)	(3,011)	734
Prepaid expenses and other assets	1,648	(347)	357
Accounts payable	(242)	(290)	(1,236)
Accrued expenses and other liabilities	(1,307)	(2,506)	(83)
Deferred revenue	(596)	123	2,351

Net cash provided by operating activities	20,671	24,596	29,529

Cash flows from investing activities
Decrease in restricted cash	—	435	536
Purchases of marketable securities	(33,430)	(70,185)	—
Proceeds from sales of marketable securities	42,026	28,627	9,373
Purchases of property and equipment	(29,500)	(18,000)	(16,917)
Payments for patents, trademarks and domain	(40)	(146)	(156)
Payments for business acquisitions, net of cash acquired	(19,459)	(3,185)	—
Other	—	(14)	(171)

Net cash used in investing activities	(40,403)	(62,468)	(7,335)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering	—	—	48,297
Offering costs	—	—	(2,586)
Proceeds from exercise of stock options	614	2,573	1,028
Repurchase and retirement of common stock	(4,848)	—	—
Excess tax benefits from stock-based compensation	55	372	246
Payments of capital leases and notes payable	(187)	(190)	(420)
Payments of acquired notes payable and financed liabilities	(6,079)	—	—
Payments of withholding tax on net exercise of restricted stock units	(15)	—	—
Payments to non-controlling interests	(608)	(678)	(547)

Net cash (used in) provided by financing activities	(11,068)	2,077	46,018

Net (decrease) increase in cash and cash equivalents	(30,800)	(35,795)	68,212
Cash and cash equivalents at beginning of year	58,138	93,933	25,721

Cash and cash equivalents at end of year	$27,338	$58,138	$93,933

Supplemental disclosure of cash flow information
Cash paid for interest	$32	$11	$11
Cash paid for taxes	96	737	1,357
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	—	—	124,602
Retirement of treasury stock	—	—	4,575
Property and equipment costs in accounts payable, accrued expenses and other liabilities	10,283	2,607	1,995
Accretion of convertible preferred stock	—	—	1,633
Exercise and conversion of preferred stock warrants into common stock	—	—	272
Acquisition of software, equipment and software maintenance services under capital leases	—	—	402
Assets acquired in business acquisition	39,794	—	—
Liabilities assumed in business acquisition	$16,151	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. The business

        Boingo Wireless, Inc. and its subsidiaries (collectively "we, "us", "our" or "the Company") is a leading global provider of mobile Internet solutions for smartphones, tablet computers, laptops, and other wireless-enabled consumer devices. The Company has more than a million small cell networks for cellular distributed antenna system ("DAS") and Wi-Fi access that reach more than one billion consumers annually. Boingo Wireless, Inc. was incorporated in April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from retail sales, wholesale partnerships, and advertising across these small cell networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than 800,000 commercial hotspots worldwide, and Internet Protocol television ("IPTV") services and residential broadband for military barracks. Wholesale offerings include Wi-Fi roaming, private label Wi-Fi, location based services, and DAS, which are cellular extension networks. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world's largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at military bases.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies

  Basis of presentation and consolidation

        Our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

        During the year ended December 31, 2013, the Company recorded certain out-of-period adjustments that decreased net loss attributable to common stockholders by $217. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior annual periods.

        The consolidated balance sheet as of December 31, 2012 has been revised to properly classify $2,066 of unbilled receivables from other non-current assets to accounts receivable, net. The revision has also been reflected in Note 5 to the consolidated financial statements. The impact of this revision is not material to the prior year consolidated balance sheet.

  Use of estimates

        The preparation of accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, uncertain tax positions, useful lives associated with property and equipment, valuation and useful lives of intangible assets, valuation of contingent consideration, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, prior to our IPO, we regularly engaged the assistance of valuation specialists in determining fair value measurements in connection with stock-based compensation and other equity instruments.

  Concentrations of credit risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. We maintain our cash and cash equivalents, restricted cash and marketable securities with institutions with high credit ratings. We extend credit based upon the evaluation of the customer's financial

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

condition and generally collateral is not required. We maintain an allowance for doubtful accounts based upon expected collectability of accounts receivable. We primarily estimate our allowance for doubtful accounts based on a specific review of significant outstanding accounts receivable. For the year ended December 31, 2013 two groups of affiliated entities each accounted for 14% of total revenue. For the year ended December 31, 2012, those same two groups of affiliated entities accounted for 17% and 15% of total revenue, respectively. For the year ended December 31, 2011, one group of affiliated entities accounted for 18% of total revenue. At December 31, 2013, one group of affiliated entities accounted for 12% of the total accounts receivable. At December 31, 2012, three groups of affiliated entities accounted for 26%, 16% and 10% of the total accounts receivable, respectively.

  Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less when acquired. At December 31, 2013, cash equivalents consisted of money market funds. At December 31, 2012, cash equivalents consisted of money market funds and marketable securities with original maturities of three months or less.

  Marketable securities

        Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one- year period. At December 31, 2013 and 2012, we had $32,962 and $41,558, respectively, in short-term marketable securities and no long-term marketable securities.

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

        For the years ended December 31, 2013, 2012 and 2011, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

  Restricted cash

        Restricted cash consists of letters of credit with our landlords, municipalities or venues for which we have operating agreements. Letters of credit are supported by cash deposits made by us and

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

invested into bank certificates of deposit. At December 31, 2013 and 2012, we had $545 and $30 classified as short-term restricted cash, respectively. At December 31, 2013 and 2012, we had no restricted cash classified as long-term.

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

        The Company performs valuations of assets acquired and liabilities assumed from a business acquisition and will allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, royalty rates and selection of comparable companies.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.

        Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. Transaction costs were $354 and $50 for the years ended December 31, 2013 and 2012, respectively. There were no transaction costs for the year ended December 31, 2011.

  Property and equipment

        Property and equipment are generally stated at historical cost, less accumulated depreciation and amortization. The Company's cost basis includes property and equipment acquired in business combinations that were initially recorded at fair value as of the date of acquisition. Maintenance and repairs are charged to expense as incurred and the cost of additions and betterments that increase the useful lives of the assets are capitalized. Depreciation and amortization is computed over the estimated useful lives of the related asset type using the straight-line method.

        The estimated useful lives for property and equipment are as follows:

Computer equipment	2 to 5 years
Software	2 to 5 years
Office equipment	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 2 to 15 years

        Leasehold improvements are principally comprised of network equipment located at various managed and operated locations, primarily airports, under exclusive, long-term, non-cancelable contracts to provide wireless communication network access.

  Equipment and software under capital lease

        We lease certain data communications equipment, other equipment and software under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital lease are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease agreements.

  Software development costs

        We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use. Once the software is ready for its

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

intended use, the costs are amortized over the useful life of the software. Post-configuration training and maintenance costs are expensed as incurred.

  Long-lived assets

        Intangible assets consist of acquired venue contracts, technology, advertiser relationships, non-compete agreements and patents and trademarks. We record intangible assets at fair value as of the date of acquisition and amortize these finite-lived assets over the shorter of the contractual life or the estimated useful life on a straight-line basis. We estimate the useful lives of acquired intangible assets based on factors that include the planned use of each acquired intangible asset, the expected pattern of future cash flows to be derived from each acquired intangible asset and contractual periods specified in the related agreements. As such, we account for each of the venue contracts individually. We include amortization of acquired intangibles in amortization of intangible assets in the accompanying consolidated statements of operations.

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

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisition of Concourse Communication Group, LLC in June 2006, Cloud 9 Wireless, Inc. in August 2012, Endeka Group, Inc. in February 2013, and Electronic Media Systems, Inc. and Advanced Wireless Group, LLC in October 2013.

        We test goodwill for impairment in accordance with guidance provided by FASB ASC 350, Intangibles—Goodwill and Other ("ASC 350"). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We perform our impairment test annually as of December 31st.

        Entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

FASB ASC 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

        Currently, we have one reporting unit, one operating segment and one reportable segment. At December 31, 2013 and 2012, all of the goodwill was attributed to our reporting unit. We tested our goodwill for impairment using a market based approach and no impairment was identified as the fair value of our reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

  Revenue recognition

        We generate revenue from several sources including: (i) platform service arrangements with wholesale customers that provide software licensing, network access, and professional services fees, (ii) wholesale customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (iii) retail customers under subscription plans for month-to-month network access that automatically renew, and retail single-use access from sales of hourly, daily or other single-use access plans, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

        We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

        Services provided to wholesale partners under platform service arrangements generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for network usage, and (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the platform service arrangement. The initial term of platform service license agreements is generally between one to five years and the agreements generally contain renewal clauses. Revenue for network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing platform service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period,

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the telecom operator agreement. The initial term of our contracts with telecom operators and wholesale partners generally range from three to fifteen years and the agreements generally contain renewal clauses. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

        In instances where the minimum monthly network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

        We adopted the provisions of Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

        Advertising revenue is generated from advertisements on our managed and operated or partner networks. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of units or the satisfaction of certain performance criteria. Advertising and other revenue is recognized when the services are performed.

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

  Advertising, marketing and promotion costs

        Advertising production costs are expensed the first time the advertisement is run. No advertising production costs were capitalized for the years ended December 31, 2013, 2012 and 2011. All other costs of advertising, marketing and promotion are expensed as incurred. Advertising expenses charged to operations totaled $2,302, $2,374 and $1,393 for the years ended December 31, 2013, 2012 and 2011, respectively.

  Stock-based compensation

        Our stock-based compensation consists of stock options and restricted stock units ("RSU") granted to employees and non-employees.

        We recognize stock-based compensation expense in accordance with guidance provided by FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). We measure employee stock-based compensation cost at grant date, based on the estimated fair value of the award and recognize the cost on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes option pricing model. The model requires input of assumptions regarding expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average assumptions that were used to calculate the grant date fair value of our employee stock option grants for the following periods are as follows:

	December 31,
	2013	2012	2011
Expected term (years)	6.25	5.9	6.4
Expected volatility	49.31%	48.9%	49.8%
Risk-free interest rate	1.34%	0.9%	2.4%
Dividend yield	0%	0%	0%

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        We determine the fair value of common stock underlying the stock option awards by reference to third party sales of our common stock. Prior to our IPO, the fair value of common stock underlying the stock option awards was determined with the assistance of a third-party valuation specialist.

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

        Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 and FASB ASC 505, Equity. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. We record compensation expense based on the then-current fair value of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options' fair value until the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached, which is generally when the stock award vests. There was $30, $372 and $515 of stock-based compensation expense recognized for non-employee stock-based awards for the years ended December 31, 2013, 2012 and 2011, respectively.

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

  Non-controlling interests

        Non-controlling interests are comprised of minority holdings in Concourse Communications Detroit, LLC ("CCG Detroit"), Chicago Concourse Development Group, LLC ("CCDG") and Boingo Holding Participacoes Ltda ("BHPL").

        Under the terms of the limited liability company ("LLC") agreement for CCG Detroit ("Detroit Operating Agreement") profits and losses are allocated to the controlling and non-controlling owners based on specified terms in the Detroit Operating Agreement which reflect the relative risk and reward of each owner. The profit and loss allocation in the Detroit Operating Agreement specifies that the non-controlling owners' allocated profits are limited to the fixed distribution amounts and losses are limited to the non-controlling owners capital account balance with losses in excess of their capital account being fully allocated to the controlling common unit holder. There is no specified term in the Detroit Operating Agreement, but the term of the annual fixed distribution obligation to the non-controlling owner is the same as the term of the venue agreement between CCG Detroit and Detroit Metropolitan Wayne County Airport—which has a seven year initial term with options to extend for an additional four years. We allocate profits and losses in CCG Detroit based on the attribution in the Detroit Operating Agreement. CCG Detroit has generated losses which reduced the non-controlling owners capital account to zero in 2009 resulting in an allocation to the controlling interest holder all operating losses and deficits created by the annual fixed distributions to the non-controlling interest holder. The fixed distributions were terminated during September 2013 concurrent with the termination of CCG Detroit's agreement with Detroit Metropolitan Wayne County Airport. For the years ended December 31, 2013, 2012 and 2011, we made distributions of $48, $121 and $85, respectively, to non-controlling interest holders of CCG Detroit.

        Under the terms of the LLC agreement for CCDG, we are required to distribute annually to the CCDG non-controlling interest holders 30% of allocated net profits less capital expenditures of the preceding year. For the years ended December 31, 2013, 2012 and 2011, we made distributions of $560, $557 and $462, respectively, to non-controlling interest holders of CCDG.

        BHPL was formed at the end of 2012. Under the terms of the LLC agreement for BHPL, we attributed profits and losses to the non-controlling interest in BHPL in proportion to their holdings.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

For the year ended December 31, 2013, we made no distributions to the non-controlling interest holder of BHPL.

  Convertible preferred stock

        The convertible preferred stock contained puttable redemption features and deemed liquidation preferences upon a change-in-control, which were considered outside of the control the Company. Accretion of related issuance costs and dividends were recorded as a charge against retained earnings, or in the absence of retained earnings by charges against additional paid-in capital until fully depleted, then against the accumulated deficit. We accrete issuance costs and dividends to the earliest redemption date. For the year ended December 31, 2011, we accreted our convertible preferred stock through to their conversion date into common stock on May 3, 2011 in connection with our IPO. At December 31, 2013 and 2012, we had no preferred stock issued or outstanding.

  Warrants exercisable into convertible preferred stock

        We account for preferred stock warrants as liabilities when the underlying preferred stock contains either puttable or mandatorily redeemable features. We issued warrants which were exercisable into the Series B convertible preferred stock in connection with capital lease arrangements. We determined that the preferred stock warrants contained puttable features as a result of the redemption provisions and deemed liquidation preferences upon a change-in-control. Accordingly, the warrants were recorded as a non-current liability and were carried at their fair value at date of issuance with decreases or increases in fair value at each reporting date recorded as other income or expense through to the final measurement date upon the exercise of the warrants. The warrants were exercisable either through cash payment of the exercise price or through net-share settlement at the option of the holder. Our preferred stock warrants outstanding of 25,196 were exercised and converted under the net-share settlement provisions into 20,172 shares of our common stock on May 3, 2011, in connection with our IPO.

  Net (loss) income per share attributable to common stockholders

        Basic net (loss) income per share attributable to common stockholders is calculated by dividing (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts the basic weighted average number of shares of common stock outstanding for the potential dilution that could occur if stock options, RSUs, common stock warrants, preferred stock warrants and the convertible preferred stock were exercised or converted into common stock. Our convertible preferred stockholders were entitled to receive dividends and were not contractually obligated to share in our net income with common stockholders. The common stockholders are not entitled to receive any dividends.

  Segment and geographic information

        We operate as one reportable segment; a service provider of mobile Internet solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones, tablet computers and other wireless-enabled consumer devices. This single segment is

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

consistent with the internal organization structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

        Revenue is predominantly generated and all significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Wholesale	$49,942	$49,495	$43,707
Retail subscription	34,325	32,716	29,033
Retail single-use	10,129	13,429	16,054
Advertising and other	12,350	6,866	5,764

Total revenue	$106,746	$102,506	$94,558

  Reclassifications

        Certain 2012 and 2011 amounts have been reclassified to conform to the current year presentation.

  Recent accounting pronouncements

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). This ASU requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in the settlement of the uncertain tax positions. The UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will require prospective application with optional retrospective application, and will be effective for reporting periods beginning after December 15, 2013. Early adoption is permitted. We have effectively adopted the provisions of this requirement as of the date of issuance of ASU 2013-11 as we have historically presented our UTBs as a reduction of our deferred tax assets for a loss or other carryforward rather than as a liability when the uncertain tax position would reduce the loss or other carryforward under the tax law.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income (loss) but only if the amount reclassified is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (loss), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for reporting periods

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this standard did not have any impact on our consolidated financial statements.

3. Acquisitions

  Electronic Media Systems, Inc. and Advanced Wireless Group, LLC

        On October 31, 2013, we acquired all outstanding stock of Electronic Media Systems, Inc. and all membership interests in its subsidiary, Advanced Wireless Group, LLC, not otherwise owned by Electronic Media Systems, Inc. such that we are now the beneficial owner of all membership interests of Advanced Wireless, Group, LLC (collectively, "AWG"). AWG operates public Wi-Fi in seventeen U.S. airports including Los Angeles International, Charlotte/Douglas International, Miami International, Minneapolis-St. Paul International, Detroit Metropolitan Airport, and Boston's Logan International. We have included the operating results of AWG in our consolidated financial statements since the date of acquisition.

        The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $17,380, which includes cash paid at closing, holdback consideration to be paid and the fair value of additional contingent consideration that would be due and payable upon the successful extension of a specified airport Wi-Fi contract. The total purchase price includes estimated net equity adjustments that may be subject to additional adjustments.

        The fair value of the contingent consideration is based on Level 3 inputs. Further changes in the fair value of the contingent consideration will be recorded through operating (loss) income. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is primarily not deductible for tax purposes. The goodwill arising from the AWG acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining AWG with us.

        The deferred tax liabilities are provisional pending the filing of AWG's final short period 2013 tax returns. The contingent consideration was valued at the date of acquisition using a discount rate of 3.1% and is expected to be paid in 2014. The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, with-and-without and replacement cost methods using discount rates ranging from 12.0% to 14.0% and royalty rates of 0.5%.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

        The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the preliminary purchase price allocation:

	Estimated Fair Value	Weighted Average Estimated Useful Life (years)
Consideration:
Cash paid	$14,800
Holdback consideration	1,600
Contingent consideration	980

Total consideration	$17,380

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$215
Restricted cash	515
Accounts receivable	988
Other current assets	609
Property and equipment	2,297
Accounts payable	(563)
Accrued expenses	(515)
Other current liabilities	(134)
Capital lease obligations	(932)
Other non-current liabilities	(130)
Deferred tax liabilities	(3,561)

Net tangible liabilities acquired	(1,211)
Existing airport contracts and relationships	4,700	6.7
Technology	270	6.0
Trademark and tradename	120	3.0
Non-compete agreement	3,590	5.0
Goodwill	9,911

Total purchase price	$17,380

  Endeka Group, Inc.

        On February 22, 2013, we acquired all outstanding stock of Endeka Group, Inc. ("Endeka"). Endeka is a provider of commercial wireless broadband and IPTV services at certain military bases, as well as Wi-Fi services to certain federal law enforcement training facilities. We acquired Endeka because Endeka's portfolio of venues and management team are natural additions to our managed network business. We have included the operating results of Endeka in our consolidated financial statements since the date of acquisition.

        The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805. As such, the assets acquired and liabilities assumed are recorded at their

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

acquisition-date fair values. The total purchase price was $6,498, which includes cash paid at closing, holdback consideration to be paid and the fair value of additional contingent consideration comprised of two components: (i) a payment ("Build Payment") if the amount of the capital expenditures incurred for the substantial completion of a specified build project is less than a target; and (ii) a payment ("Milestone Payment") based on revenue generated by certain contracts in fiscal year 2014. There is no maximum to the contingent consideration payments for the Milestone Payment. We do not expect to make any payments associated with the Build Payment. The holdback consideration will be paid in 2014 and the Milestone Payment will be paid on February 28, 2015.

        The fair value of the contingent consideration is based on Level 3 inputs. Further changes in the fair value of the contingent consideration will be recorded through operating (loss) income. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is not deductible for tax purposes. The goodwill arising from the Endeka acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Endeka with us.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

        The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the final purchase price allocation:

	Estimated Fair Value	Estimated Useful Life (years)
Consideration:
Cash paid	$4,894
Holdback consideration	275
Contingent consideration	1,329

Total consideration	$6,498

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$20
Other current assets	44
Property and equipment	4,617
Other assets	12
Accounts payable	(992)
Other current liabilities	(211)
Notes payable and financed liabilities	(6,476)
Deferred tax liabilities	(2,637)

Net tangible liabilities acquired	(5,623)
Existing customer contracts and relationships	4,770	10.0
Technology	930	6.0
Trademark and tradename	300	10.0
Non-compete agreement	250	2.0
Other intangibles	95	10.0
Goodwill	5,776

Total purchase price	$6,498

  Pro forma results (Unaudited)

        The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2013 and 2012 as if the acquisitions of Endeka and AWG had occurred on January 1, 2012. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2012. Acquisition transaction costs have been excluded from the pro forma net (loss) income. We did not record any incremental income taxes for pro forma net (loss)

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

income because we established a valuation allowance in 2013. Income taxes for purposes of the 2012 pro forma net (loss) income were computed based on the statutory tax rates.

	For the Years Ended December 31,
	2013	2012
	(Unaudited)
Revenue	$114,492	$110,957
Net (loss) income	$(4,945)	$5,991

  Cloud 9 Wireless, Inc.

        On August 6, 2012, we acquired the assets of Cloud 9 Wireless, Inc. ("Cloud 9") for $3,500 plus the assumption of certain liabilities. Cloud 9 provides Wi-Fi sponsorship and location-based advertising at airports, hotels, bars and restaurants, and recreational areas in the U.S. and Canada. The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB ASC 805. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Cloud 9 with us. Cloud 9 was consolidated into our results of operations starting August 6, 2012, the acquisition date. Cloud 9 has been integrated into the Company's product offering; therefore, it is not practical to disclose actual and pro forma financial results for Cloud 9 since the acquisition.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

4. Cash and cash equivalents and marketable securities

        Cash and cash equivalents, and marketable securities consisted of the following:

	December 31,
	2013	2012
Cash and cash equivalents:
Cash	$3,655	$16,677
Money market accounts	23,683	39,001
Marketable securities	—	2,460

Total cash and cash equivalents	$27,338	$58,138

Short-term marketable securities:
Marketable securities	$32,962	$41,558

Total short-term marketable securities	$32,962	$41,558

        All contractual maturities of marketable securities were less than one year at December 31, 2013 and 2012. These consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better.

        For the years ended December 31, 2013, 2012 and 2011, interest income was $181, $183 and $37, respectively, which is included in interest and other income (expense), net in the accompanying consolidated statements of operations.

5. Accounts receivables, net and other receivables

        Accounts receivable, net of allowances for doubtful accounts and other receivables consisted of the following:

	December 31,
	2013	2012
Trade receivables, net of allowances	$12,799	$10,977
Unbilled access fees	2,036	1,957
Unbilled platform service arrangements	1,491	109

Accounts receivable, net	$16,326	$13,043

Unbilled access fees	$264	$838
Unbilled platform service arrangements	16	287

Non-current other receivables	$280	$1,125

        Access fees are recorded under long-term contracts with our wholesale partners that are telecom operators for access to our DAS at our managed and operated locations. Platform service fees are recorded under long-term contracts with our wholesale partners. These access and platform service fees escalate on an annual basis from which we receive fixed contractual payments and recognize revenue ratably over the term of the contracts.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

5. Accounts receivables, net and other receivables (Continued)

        Included in accounts receivables, net for the periods indicated was the allowance for doubtful accounts which consisted of the following:

Allowance for Doubtful Accounts
Balance, December 31, 2010	$107
Additions charged to operations	115
Deductions from reserves, net	(45)

Balance, December 31, 2011	177
Additions charged to operations	45
Deductions from reserves, net	(43)

Balance, December 31, 2012	179
Additions charged to operations	209
Deductions from reserves, net	(43)

Balance, December 31, 2013	$345

6. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consisted of the following:

	December 31,
	2013	2012
Salaries and wages	$3,024	$3,312
Revenue share	4,598	3,676
Accrued partner network	736	1,134
Accrued for construction in progress	2,717	1,003
Deferred rent	853	791
Holdback liabilities	1,875	—
Contingent consideration	980	—
Other	1,599	1,061

Total accrued expenses and other liabilities	$16,382	$10,977

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Property and equipment

        The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	December 31,
	2013	2012
Leasehold improvements	$97,462	$72,119
Construction in progress	18,157	6,295
Computer equipment	7,372	7,493
Software	10,452	7,519
Office equipment	412	411

Total property and equipment	133,855	93,837
Less: accumulated depreciation and amortization	(66,295)	(51,426)

Total property and equipment, net	$67,560	$42,411

        Included in property and equipment at December 31, 2013 and 2012 was equipment acquired under capital leases totaling $1,220 and $402, respectively, and related accumulated depreciation and amortization of $191 and $224, respectively.

        Depreciation and amortization expense is allocated as follows on the accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2013	2012	2011
Network access	$12,651	$11,948	$8,867
Network operations	4,091	2,844	2,444
Development and technology	1,992	1,049	873
General and administrative	206	117	117

Total depreciation and amortization of property and equipment	$18,940	$15,958	$12,301

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

8. Goodwill and intangible assets

  Goodwill

        The following table sets forth the changes in our goodwill balance, for all periods presented:

Goodwill
Balance, December 31, 2011	$25,512
Acquisition of Cloud 9	1,232

Balance, December 31, 2012	26,744
Acquisition of Endeka	5,776
Acquisition of AWG	9,911

Balance, December 31, 2013	$42,431

  Intangible assets

        The following table sets forth the changes in our intangible assets balance, for all periods presented:

Intangible Assets
Balance, December 31, 2011	$9,846
Additions	1,851
Amortization expense	(1,103)

Balance, December 31, 2012	10,594
Additions	15,069
Amortization expense	(2,250)

Balance, December 31, 2013	$23,413

        Intangible assets at December 31, 2013 consist of the following:

	Weighted Average Life	Historical Cost	Accumulated Amortization	Net
Venue contracts	10 years	$36,356	$(19,314)	$17,042
Non-compete agreements	5 years	3,840	(224)	3,616
Technology	6 years	2,300	(441)	1,859
Advertiser relationships	5 years	70	(20)	50
Patents, trademarks and other	6 years	1,408	(562)	846

		$43,974	$(20,561)	$23,413

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

8. Goodwill and intangible assets (Continued)

        Intangible assets at December 31, 2012 consist of the following:

	Weighted Average Life	Historical Cost	Accumulated Amortization	Net
Venue contracts	11 years	$26,886	$(17,783)	$9,103
Technology	5 years	1,110	(93)	1,017
Advertiser relationships	5 years	70	(6)	64
Patents, trademarks and other	5 years	839	(429)	410

Total		$28,905	$(18,311)	$10,594

        Amortization expense for fiscal years 2014 through 2018 and thereafter is as follows:

Year	Amortization Expense
2014	$3,681
2015	3,525
2016	3,451
2017	3,218
2018	2,370
Thereafter	7,168

$23,413

9. Fair value measurement

        The following table sets forth our financial assets that are measured at fair value on a recurring basis:

At December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,683	$—	$—	$23,683
Marketable securities	—	32,962	—	32,962
Restricted cash	545	—	—	545

Total assets	$24,228	$32,962	$—	$57,190

Liabilities:
Contingent consideration	$—	$—	$1,942	$1,942

Total liabilities	$—	$—	$1,942	$1,942

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Fair value measurement (Continued)

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

        The Company used the income approach to value the contingent consideration as of December 31, 2013. The contingent consideration used a discounted cash flow method with probability weighted cash flows and a discount rate of 25.0% for Endeka. The contingent consideration used a discount rate of 3.1% for AWG. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration for the Endeka and AWG acquisitions, categorized as Level 3:

Beginning balance, January 1, 2013	$—
Contingent consideration for acquisition of businesses	2,309
Change in fair value	(367)

Balance, December 31, 2013	$1,942

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

        The holders of the Series A, Series A-2, Series B and Series C convertible preferred stock were also entitled to receive cumulative dividends, whether or not earned or declared, out of funds legally available therefore, at the rate of $0.15 per share per annum for the Series A and Series B convertible preferred stock, $0.215 for the Series A-2 convertible preferred stock and $0.2975 for the Series C convertible preferred stock (the "accruing dividends"). Accruing dividends accrued on each share of convertible preferred stock from the date of issuance until the earlier of (i) a liquidation, dissolution or winding up of the company, including an acquisition, consolidation or merger, or the sale of all or substantially all of the assets of the company (a "liquidation event") and (ii) the date of redemption. We accrued dividends in the year ended December 31, 2011, which were accreted in the respective carrying values of the convertible preferred stock before they were converted into common stock.

  Reserve for unissued shares

        At December 31, 2013 and 2012, we are authorized to issue up to 100,000,000 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the "2001 Plan") and 2011 Equity Incentive Plan (the "2011 Plan").

        The amount of such shares of common stock reserved for these purposes is as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Outstanding stock options under the 2001 Plan	1,859	2,345
Outstanding stock options under the 2011 Plan	3,096	2,700
Outstanding RSUs under the 2011 Plan	753	—
Shares available for grant under the 2011 Plan	3,259	2,811

Total	8,967	7,856

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Stockholders' equity (Continued)

  Note receivable from stockholder

        During 2002, we granted 290,000 shares of restricted common stock to an officer at the deemed fair value of $0.30 per share in exchange for cash proceeds of approximately $9 and issuance of a partial recourse note ("Note") of approximately $78 payable with an interest rate equal to the applicable federal rate. On January 11, 2011, we forgave the Note and the principal and interest outstanding of $103 was expensed as compensation. Interest accrued on the Note, and was included in interest and other income (expense), net in the accompanying consolidated statements of operations.

  Treasury stock

        On July 29, 2011, we approved the retirement of all 1,256,608 outstanding shares of treasury stock. The treasury stock, at cost, of $4,575 was transferred to additional paid-in capital in the accompanying consolidated statements of convertible preferred stock and stockholder's equity (deficit).

  Common stock warrants

        On June 28, 2011, our 26,322 common stock warrants outstanding were exercised into 21,525 shares of common stock on a net exercise basis.

11. Income taxes

        The income tax expense (benefit) by jurisdiction consists of the following for the years ended December 31:

	2013	2012	2011
U.S. federal:
Current	$(402)	$1,651	$1,971
Deferred	983	1,189	2,261

Total U.S. federal	$581	$2,840	$4,232

U.S. state and local:
Current	$248	$327	$1,092
Deferred	457	(202)	(1,260)

Total U.S. state and local	$705	$125	$(168)

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following for the years ended December 31:

	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State and local	(5.7)	1.1	(0.7)
Foreign rate differential	(3.2)	—	—
Stock options	(0.7)	(2.6)	1.9
Non-controlling interests	15.2	(2.2)	(2.0)
Valuation allowance	(119.1)	—	—
Transaction costs	(6.7)	—	—
Purchase price adjustments	6.6	—	—
Revaluation of deferred tax assets	2.8	—	—
Uncertain tax positions	(2.9)	—	3.7
Return to provision	9.3	(5.3)	0.2
Other	1.1	2.0	(0.1)

Income taxes	(69.3)%	27.0%	37.0%

        We have a foreign subsidiary in the United Kingdom, which has generated losses since inception resulting in an $644 deferred tax asset with a corresponding valuation allowance as of December 31, 2013. We also have a majority owned foreign subsidiary in Brazil, which has generated losses since inception resulting in a $69 deferred tax assets with a corresponding valuation allowance as of December 31, 2013. Foreign loss before income taxes was $559, $61, and $45 for 2013, 2012, and 2011, respectively.

        Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following for the years ended December 31, 2013 and December 31, 2012; respectively:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$3,508	$1,917
Outside basis differences for U.S. partnerships	2,842	3,289
Stock options	3,018	2,086
Deferred revenue	516	873
Deferred compensation	355	340
State taxes	34	5
Other	404	347
Valuation allowance	(3,963)	(1,669)

Net deferred tax assets	6,714	7,188
Deferred tax liabilities:
Intangible assets	(6,737)	(1,539)
Property and equipment	(2,154)	(189)

Net deferred tax liabilities	(8,891)	(1,728)

Net deferred taxes	$(2,177)	$5,460

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, we had federal net operating loss carryforwards of approximately $20,389 and $15,283, respectively, state net operating loss carryforwards of approximately $37,153 and $29,955, respectively, and foreign net operating loss carryforwards of $3,425 and $1,588, respectively. The federal net operating loss carryforwards will begin to expire in 2025, and our foreign net operating loss carryforwards have an indefinite life. Our state net operating loss carryforwards are principally related to California net operating losses and will begin to expire in 2015. Our ability to utilize certain of our net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

        The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation Allowance
Balance, December 31, 2010	$3,109
Decrease credited to operations	(1,287)

Balance, December 31, 2011	1,822
Additions charged to operations	51
Decrease credited to operations	(204)

Balance, December 31, 2012	1,669
Additions charged to operations	2,294
Decrease credited to operations	—

Balance, December 31, 2013	$3,963

        During the year ended December 31, 2013, we recorded a $2,294 increase in our valuation allowance on our federal deferred tax assets, primarily due to changes in our expectations regarding our ability to realize these deferred tax assets. This resulted from a determination that it was more likely than not that certain federal net deferred tax assets would not be realized. We recently won some significant new contracts for the build out of residential broadband and IPTV networks for troops stationed on military bases that will now require us to make investments and incur losses in advance of experiencing any direct benefit from them including generation of revenues.

        During the year ended December 31, 2011, we recorded a $1,287 release to the valuation allowance on our state net deferred tax assets, due to changes in our expectations regarding our ability to realize these deferred tax assets. This resulted from a determination that it was more likely than not that certain state net deferred tax assets would be realized. The remaining valuation allowance primarily relates to the deferred tax assets for state net operating losses that the Company believes is not more likely than not to be realized before expiration.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        During 2013, 2012 and 2011, we realized excess windfall tax benefits of approximately $55, $2,190 and $246, respectively, from stock option exercises. These benefits decreased income taxes payable and were recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheets. In accordance with the reporting requirements under ASC 718, we did not include excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards excluded under ASC 718 was approximately $5,847 at December 31, 2013. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

        We recognized interest and penalties related to income tax matters in income taxes which were not material during the years ended December 31, 2013, 2012, and 2011.

        We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. As of December 31, 2013 and 2012, we had $445 and $392 in uncertain tax positions, respectively, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of December 31, 2013, we have accrued $53 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our consolidated statements of operations. There were no significant accrued interest and penalties as of December 31, 2012.

        A reconciliation of our unrecognized tax benefits, excluding interest and penalties, is as follows:

Uncertain Tax Positions
Balance, December 31, 2012	$392
Additions for current period tax positions	—

Balance, December 31, 2013	$392

        Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2010 and forward are subject to examination by the IRS and our tax years 2007 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income. We are currently subject to examination by the IRS for our 2011 tax year. Although the ultimate outcome is

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

unknown, we believe that any adjustments that may result from examination is not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

12. Commitments and contingencies

  Capital and operating leases

        We lease space in managed and operated locations, primarily airports, under exclusive long-term, non-cancellable contracts to provide Wi-Fi connectivity and cellular phone access to our DAS network. Minimum rent expense is recorded on a straight-line basis over the term of the lease. Rent expense from our leases for the years ended December 31, 2013, 2012 and 2011 was $20,234, $16,760 and $15,511, respectively.

        We lease equipment, primarily data communication equipment and database software under non-cancellable capital leases that expired in October 2011. The leases were collateralized by the equipment under the lease. Interest expense associated with the capital leases for the years ended December 31, 2013, 2012 and 2011 was $15, $11 and $8, respectively. We also lease office space under non-cancellable operating leases. Rent expense for our leases of office facilities for the years ended December 31, 2013, 2012 and 2011 was $1,227, $1,209 and $1,323, respectively. Included in rent expense for the years ended December 31, 2013, 2012 and 2011 was sublease income of $54, $52 and $32, respectively.

        Future minimum lease obligations under non-cancellable operating and capital leases at December 31, 2013 are as follows:

Years ended December 31,	Capital Leases	Operating Leases and Airport Guarantees
2014	$662	$10,819
2015	383	8,830
2016	312	6,985
2017	81	5,869
2018	—	4,059
Thereafter	—	14,477

Minimum lease payments	1,438	$51,039

Less: Amounts representing interest ranging from 1.0% to 6.5%	(439)

Minimum lease payments	$999

Current portion	$526

Non-current portion	$473

  Letters of credit

        In October 2013, we entered into a Letter of Credit ("Letter of Credit") Authorization agreement with Silicon Valley Bank ("SVB") for a one year term. The Letter of Credit is irrevocable and serves as

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Commitments and contingencies (Continued)

a performance guarantee that will allow our customer to draw up to $1,800 if we are in default. There have been no drafts drawn under this Letter of Credit as of December 31, 2013.

  Legal proceedings

        From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

  Indemnification

        Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable. We have never paid a claim, nor have we been sued in connection with these indemnification provisions. At December 31, 2013 and 2012, we have not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation in connection with these guarantees is not probable.

  Employment contracts

        We have entered into employment contracts with six of our officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by us for substantial cause or by the officer for convenience. In addition, in order to assure that they would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change in control, the contract also generally provides for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

13. Stock repurchases

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company's common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the year ended December 31, 2013, we repurchased and retired approximately 722,000 shares under this program for approximately $4,820, excluding commissions paid, at an average price per share of $6.68. As of December 31, 2013, the remaining approved amount for repurchases was approximately $5,180.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans

        In March 2011, our board of directors approved the 2011 Plan. The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. As of December 31, 2013, 7,108,013 shares of common stock are reserved for issuance. As of December 31, 2013, options to purchase 5,026,486 shares of common stock and 799,289 RSUs have been granted under the 2011 Plan.

        No further awards will be made under our 2001 Plan and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2013, options to purchase 1,858,543 shares of common stock were outstanding under the 2001 Plan.

        The following table summarizes our stock-based compensation expense included in the consolidated statements of operations for 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Network operations	$888	$352	$463
Development and technology	380	352	577
Selling and marketing	1,045	571	650
General and administrative	2,193	1,460	1,733

Total stock-based compensation expense	$4,506	$2,735	$3,423

  Stock option awards

        We grant stock option awards to both employees and non-employee directors. The grant date for these awards is the same as the measurement date. The stock option awards generally vest over a four year service period with 25% vesting when the individual completes 12 months of continuous service and the remaining 75% vesting monthly thereafter. These awards are valued as of the measurement date and the stock-based compensation expense, net of estimated and actual forfeitures, is recognized

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans (Continued)

on a straight-line basis over the requisite service period. A summary of the activity for stock option awards for 2013, 2012 and 2011 is presented below:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,288	$1.25	6.3	$38,279
Granted	2,381	$13.02
Exercised	(1,015)	$1.01
Canceled/forfeited	(53)	$6.58

Outstanding at December 31, 2011	6,601	$5.50	7.0	$30,996
Granted	1,391	$8.29
Exercised	(1,899)	$1.36
Canceled/forfeited	(1,048)	$11.85

Outstanding at December 31, 2012	5,045	$6.50	6.4	$14,742
Granted	1,351	$6.73
Exercised	(461)	$1.33
Canceled/forfeited	(980)	$10.20

Outstanding at December 31, 2013	4,955	$6.31	6.6	$9,535

Vested, exercisable and expected to vest at December 31, 2013	4,788	$6.25	6.5	$9,520
Exercisable at December 31, 2013	2,739	$4.52	4.8	$9,329

        The aggregate intrinsic value in the table above represents the difference between the estimated fair value of our common stock at December 31, 2013 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2013. The intrinsic value changes are based on the estimated fair value of our common stock.

        Stock options to purchase 461,000, 1,899,000 and 1,015,000 shares of our common stock were exercised during the years ended December 31, 2013, 2012 and 2011 for cash proceeds of $614, $2,573 and $1,028, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $2,662, $14,901 and $9,754, respectively. We realized $55, $2,190 and $246 of tax benefits for the deductions from stock option exercises during 2013, 2012 and 2011, respectively.

        The weighted average grant date fair value of options granted for the years ended December 31, 2013, 2012 and 2011 was $6.60, $8.10 and $6.68, respectively.

        At December 31, 2013, the total remaining stock-based compensation expense for unvested stock option awards is $7,345, which is expected to be recognized over a weighted average period of 2.95 years.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans (Continued)

  Restricted stock unit awards

        During the year ended December 31, 2013, we issued RSUs to executive and non-executive personnel and members of our board of directors. The executive and non-executive RSUs generally vest over a two year period with 50% of the RSUs vesting when the individual completes 12 months of continuous service and the remaining 50% vesting on a quarterly basis thereafter. The board of directors RSUs generally vests over a one year period for existing members and 25% per year over a four year period for new members. A summary of the RSU activity in 2013 is as follows:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	—	$—
Granted	799	$6.21
Vested	(6)	$6.39
Canceled/forfeited	(40)	$6.05

Nonvested at December 31, 2013	753	$6.22

        The RSUs that vested during the year ended December 31, 2013 resulted from the accelerated vesting for an employee that retired during 2013. At December 31, 2013, the total remaining stock-based compensation expense for unvested RSU awards is $2,750, which is expected to be recognized over a weighted average period of 1.4 years.

15. Employee benefit plan

        We have a defined contribution savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet the IRS requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Employer contributions of $330, $347 and $285 were made to the plan by us in 2013, 2012 and 2011, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

16. Net (loss) income per share attributable to common stockholders

        The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(3,793)	$7,295	$4,662

Denominator:
Weighted average common stock, basic	35,578	34,774	24,014
Effect of dilutive stock options	—	2,543	3,457
Effect of dilutive common stock warrants	—	—	10

Weighted average common stock, diluted	35,578	37,317	27,481

Net (loss) income per share attributable to common stockholders:
Basic	$(0.11)	$0.21	$0.19
Diluted	$(0.11)	$0.20	$0.17

        For the year ended December 31, 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period. The following outstanding securities were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
	(in thousands)
Convertible preferred stock	—	7,699
Stock options	2,518	2,172
Preferred stock warrants	—	26

Total	2,518	9,897

17. Quarterly financial data (unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2013
	March 31	June 30	September 30	December 31
Revenue	$23,134	$26,239	$28,607	$28,766
(Loss) income from operations	(1,502)	$(424)	$784	$(752)
Net (loss) income attributable to common stockholders	(1,121)	$(399)	$354	$(2,627)
Basic (loss) earnings per share	$(0.03)	$(0.01)	$0.01	$(0.07)
Diluted (loss) earnings per share	$(0.03)	$(0.01)	$0.01	$(0.07)

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

17. Quarterly financial data (unaudited) (Continued)

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

        Earnings (loss) per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings (loss) per share amounts may not equal the annual amounts reported.

18. Subsequent events

        In March 2014, we granted 203,000 options for common stock with an exercise price of $6.10 per share and issued 1,340,200 RSUs to executive and non-executive personnel.

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

  (b)
  Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2
3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4
4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2001.	S-1	04/13/2011	4.1
4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2
10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1
10.2	Amended and Restated 2001 Stock Incentive Plan.	S-1	01/14/2011	10.2
10.3	Form of Amended and Restated 2001 Stock Plan Stock Option Agreement.	S-1	01/14/2011	10.3
10.4	2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	03/21/2011	10.4
10.5	2011 Equity Incentive Plan Notice of Stock Unit Award (Performance Stock Units)	8-K	03/07/2014	99.1
10.6	Letter agreement between the Registrant and David Hagan, dated April 11, 2011.	S-1	04/13/2011	10.5
10.7	2010 Management Incentive Compensation Plan.	S-1	01/14/2011	10.7
10.8	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8
10.9	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	04/29/2011	10.9
10.9A	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A
10.10	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.	S-1	04/29/2011	10.10
10.10A	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.	S-1	04/29/2011	10.10A

Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
10.11	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11
10.12	Letter agreement between the Registrant and Peter Hovenier, dated April 1, 2013.	8-K	04/02/2013	10.1
10.13	Letter Agreement between the Registrant and Nick Hulse, dated May 1, 2013.	10-Q	05/10/2013	10.16
10.14	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.	10-Q	11/12/2013	10.17
10.15	Letter agreement between the Registrant and Dawn Callahan, dated January 1, 2013.				X
10.16	Letter agreement between the Registrant and Tom Tracey, dated September 23, 2011.				X
10.17	Letter agreement between the Registrant and Derek Peterson, dated January 30, 2013.				X
21.1	List of subsidiaries.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
101.INS	XBRL Instance Document†				X
101.SCH	XBRL Taxonomy Extension Schema Document†				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†				X

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2014.

BOINGO WIRELESS, INC.
By:	/s/ DAVID HAGAN David Hagan Chief Executive Officer and Director

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Hagan and Peter Hovenier, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID HAGAN David Hagan	Director and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/s/ PETER HOVENIER Peter Hovenier	Chief Financial Officer (Principal Financial Officer)	March 17, 2014
/s/ SKY DAYTON Sky Dayton	Chairman of the Board	March 17, 2014
/s/ CHARLES BOESENBERG Charles Boesenberg	Director	March 17, 2014

/s/ CHUCK DAVIS Chuck Davis	Director	March 17, 2014
/s/ MICHAEL FINLEY Michael Finley	Director	March 17, 2014
/s/ PAUL HSIAO Paul Hsiao	Director	March 17, 2014
/s/ TERRELL JONES Terrell Jones	Director	March 17, 2014