Form 10-Q
period 2014-03-31
BOINGO WIRELESS INC
filed 2014-05-12
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 35,541,457 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,516	$27,338
Restricted cash	545	545
Marketable securities	37,286	32,962
Accounts receivable, net	18,045	16,326
Prepaid expenses and other current assets	2,479	2,566
Deferred tax assets	1,192	1,192
Total current assets	73,063	80,929
Property and equipment, net	76,445	67,560
Goodwill	42,431	42,431
Intangible assets, net	22,483	23,413
Other assets	1,285	1,210
Total assets	$215,707	$215,543

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,748	$11,642
Accrued expenses and other liabilities	$17,909	16,908
Deferred revenue	22,303	19,292
Total current liabilities	$48,960	47,842
Deferred revenue, net of current portion	26,258	21,591
Deferred tax liabilities	3,369	3,369
Other liabilities	$1,372	2,133
Total liabilities	79,959	74,935

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 35,516 and 35,226 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	183,988	182,927
Accumulated deficit	(48,636)	(43,188)
Total common stockholders’ equity	135,356	139,743
Non-controlling interests	392	865
Total stockholders’ equity	135,748	140,608
Total liabilities and stockholders’ equity	$215,707	$215,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Revenue	$26,452	$23,134
Costs and operating expenses:
Network access	12,925	9,670
Network operations	5,824	3,951
Development and technology	3,671	3,136
Selling and marketing	3,885	2,990
General and administrative	4,395	4,490
Amortization of intangible assets	925	399
Total costs and operating expenses	31,625	24,636
Loss from operations	(5,173)	(1,502)
Interest and other income, net	19	47
Loss before income taxes	(5,154)	(1,455)
Income tax expense (benefit)	148	(467)
Net loss	(5,302)	(988)
Net income attributable to non-controlling interests	146	133
Net loss attributable to common stockholders	$(5,448)	$(1,121)

Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.03)
Diluted	$(0.15)	$(0.03)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	35,350	35,597
Diluted	35,350	35,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2013	35,226	$4	$182,927	$(43,188)	$865	$140,608
Issuance of common stock under stock incentive plans	290	—	95	—	—	95
Shares withheld for taxes	—	—	(586)	—	—	(586)
Stock-based compensation expense	—	—	1,552	—	—	1,552
Non-controlling interests distributions	—	—	—	—	(619)	(619)
Net (loss) income	—	—	—	(5,448)	146	(5,302)
Balance at March 31, 2014	35,516	$4	$183,988	$(48,636)	$392	$135,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(5,302)	$(988)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,784	4,133
Amortization of intangible assets	925	399
Stock-based compensation	1,517	602
Excess tax benefits from stock-based compensation	—	(3,419)
Change in fair value of contingent consideration	(378)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,719)	(2,436)
Prepaid expenses and other assets	13	1,282
Accounts payable	(156)	(491)
Accrued expenses and other liabilities	(291)	(720)
Deferred revenue	7,678	6,894
Net cash provided by operating activities	8,071	5,256
Cash flows from investing activities
Purchases of marketable securities	(22,682)	(22,744)
Proceeds from sales of marketable securities	18,358	19,078
Purchases of property and equipment	(16,004)	(5,154)
Payments for business acquisition, net of cash acquired	—	(4,874)
Net cash used in investing activities	(20,328)	(13,694)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	—	3,419
Proceeds from exercise of stock options	95	214
Payments of capital leases and notes payable	(180)	(27)
Payments of acquired notes payable and financed liabilities	—	(6,079)
Payment of holdback consideration	(275)	—
Payments of withholding tax on net issuance of restricted stock units	(586)	—
Payments to non-controlling interests	(619)	(579)
Net cash used in financing activities	(1,565)	(3,052)
Net decrease in cash and cash equivalents	(13,822)	(11,490)
Cash and cash equivalents at beginning of period	27,338	58,138
Cash and cash equivalents at end of period	$13,516	$46,648
Supplemental disclosure of cash flow information
Cash paid for taxes	$9	$42
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	8,483	3,383
Assets acquired in business acquisition	—	17,317
Liabilities assumed in business acquisition	—	12,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of mobile Internet solutions for smartphones, tablet computers, laptops, and other wireless-enabled consumer devices. The Company has more than a million small cell networks for cellular distributed antenna system (“DAS”) and Wi-Fi access that reach more than one billion consumers annually. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from retail sales, wholesale partnerships, and advertising across these small cell networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than 900,000 commercial hotspots worldwide, and Internet Protocol television (“IPTV”) services and residential broadband for military barracks. Wholesale offerings include Wi-Fi roaming, private label Wi-Fi, location based services, and DAS, which are cellular extension networks. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at military bases.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in our annual report on Form 10-K filed with the SEC on March 17, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations and cash flows for the three months ended March 31, 2014 and 2013, and our financial position as of March 31, 2014. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Principles of consolidation

The unaudited condensed consolidated financial statements include our accounts and the accounts of our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC, our 70% ownership of Chicago Concourse Development Group, LLC and our 75% ownership of Boingo Holding Participacoes Ltda. in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Other parties’ interests in consolidated entities are reported as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company performs valuations of assets acquired and liabilities assumed for a business acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, royalty rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair values of assets and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statements of operations. There were no significant transaction costs associated with business combinations for the three months ended March 31, 2014. Transaction costs associated with business combinations were $158 for the three months ended March 31, 2013.

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

Revenue is predominately generated and all significant long-lived tangible assets are held in the U.S. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended March 31,
	2014	2013
Revenue:
Wholesale	$11,123	$11,555
Retail subscription	8,294	8,067
Retail single-use	2,536	2,586
Advertising and other	4,499	926
Total revenue	$26,452	$23,134

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At March 31, 2014 and December 31, 2013, we had $37,286 and $32,962, respectively, in marketable securities, all of which are classified as short-term.

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

For the three months ended March 31, 2014, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

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

We adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple- Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, because we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices because vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

3. Acquisitions

Electronic Media Systems, Inc. and Advanced Wireless Group, LLC

On October 31, 2013, we acquired all outstanding stock of Electronic Media Systems, Inc. and all membership interests in its subsidiary, Advanced Wireless Group, LLC, not otherwise owned by Electronic Media Systems, Inc. such that we are now the beneficial owner of all membership interests of Advanced Wireless, Group, LLC (collectively, “AWG”). AWG operates public Wi-Fi in seventeen U.S. airports including Los Angeles International, Charlotte/Douglas International, Miami International, Minneapolis- St. Paul International, Detroit Metropolitan Airport, and Boston’s Logan International. We have included the operating results of AWG in our condensed consolidated financial statements since the date of acquisition.

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

The fair value of the contingent consideration is based on Level 3 inputs, which are discussed in Note 6. Further changes in the fair value of the contingent consideration will be recorded through operating loss. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is primarily not deductible for tax purposes. The goodwill arising from the AWG acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining AWG with us.

The deferred tax liabilities are provisional pending the filing of AWG’s final short period 2013 tax returns. The contingent consideration was valued at the date of acquisition using a discount rate of 3.1% and is expected to be paid in 2014. The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, with-and-without and replacement cost methods using discount rates ranging from 12.0% to 14.0% and royalty rates of 0.5%.

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

During the three months ended March 31, 2014, we paid the holdback consideration in the amount of $275 to the previous Endeka shareholders.

Pro forma results

The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2013 as if the acquisitions of AWG and Endeka had occurred on January 1, 2012. These results are not intended to reflect the actual operations of the Company had the acquisitions occurred on January 1, 2012. We did not record any incremental income taxes for pro forma net loss because we established a valuation allowance in 2013.

Three Months Ended March 31, 2013

Revenue	$25,497
Net loss	$(2,121)

4. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	March 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$2,622	$3,655
Money market accounts	10,894	23,683
Total cash and cash equivalents	$13,516	$27,338

For the three months ended March 31, 2014 and 2013, interest income was $48 and $54, respectively, which is included in interest and other income, net in the accompanying condensed consolidated statements of operations.

5. Property and equipment

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Leasehold improvements	$108,459	$97,462
Construction in progress	17,755	18,157
Computer equipment	7,486	7,372
Software	13,132	10,452
Office equipment	413	412
Total property and equipment	147,245	133,855
Less: accumulated depreciation and amortization	(70,800)	(66,295)
Total property and equipment, net	$76,445	$67,560

Depreciation and amortization of property and equipment is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Network access	$3,862	$2,877
Network operations	1,187	808
Development and technology	697	416
General and administrative	38	32
Total depreciation and amortization of property and equipment	$5,784	$4,133

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

At March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,894	$—	$—	$10,894
Marketable securities	—	37,286	—	37,286
Restricted cash	545	—	—	545
Total assets	$11,439	$37,286	$—	$48,725
Liabilities:
Contingent consideration	$—	$—	$1,564	$1,564
Total liabilities	$—	$—	$1,564	$1,564

At December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,683	$—	$—	$23,683
Marketable securities	—	32,962	—	32,962
Restricted cash	545	—	—	545
Total assets	$24,228	$32,962	$—	$57,190
Liabilities:
Contingent consideration	$—	$—	$1,942	$1,942
Total liabilities	$—	$—	$1,942	$1,942

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

The Company used the income approach to value the contingent consideration as of March 31, 2014. The contingent consideration used a discounted cash flow method with probability weighted cash flows and a discount rate of 20.0% for Endeka. The contingent consideration used a discount rate of 3.1% for AWG. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration for the Endeka and AWG acquisitions, categorized as Level 3:

Beginning balance, January 1, 2014	$1,942
Change in fair value	(378)
Balance, March 31, 2014	$1,564

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Revenue share	$4,383	$4,598
Salaries and wages	2,654	3,024
Accrued for construction-in-progress	3,626	2,717
Accrued partner network	535	736
Deferred rent	847	853
Holdback liabilities	1,600	1,875
Contingent consideration	$1,564	980
Other	2,700	2,125
Total accrued expenses and other liabilities	$17,909	$16,908

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including the expected operating income (loss) for the year, projections of the proportion of income (loss) earned and taxed in various states, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes.

Income tax expense (benefit) of $148 and $(467) reflects an effective tax rate of 2.9% and 32.1% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three months ended March 31, 2014. Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options and non-tax deductible transaction costs related to the acquisition of Endeka for the three months ended March 31, 2013. At March 31, 2014, we have net deferred tax liabilities of $2,177, which includes net operating loss carry-forwards. As of March 31, 2014 and December 31, 2013, we had $450 and $445, respectively, of uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of March 31, 2014 and December 31, 2013, we have accrued $58 and $53, respectively, for related interest, net of federal income tax benefits, and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2014 was $286.

We are subject to taxation in the United States and in various states. Our tax years 2010 and forward are subject to examination by the IRS and our tax years 2009 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income. We are currently subject to examination by the IRS for our 2011 tax year. Although the ultimate outcome is unknown, we believe that any adjustments that may result from the examination is not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”) with Silicon Valley Bank. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2014, we have Letters of Credit totaling $2,648 that are scheduled to expire over the next eighteen month period. There have been no drafts drawn under these Letters of Credit as of March 31, 2014.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.  As of March 31, 2014, 8,693,162 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Network operations	$288	$166
Development and technology	141	(43)
Selling and marketing	334	118
General and administrative	754	361
Total stock-based compensation	$1,517	$602

During the three months ended March 31, 2014, we capitalized $35 of stock-based compensation expense.

Stock option awards

We grant stock option awards to both employees and non-employee directors. The grant date for these awards is the same as the measurement date. The stock option awards generally vest over a four year service period with 25% vesting when the individual completes 12 months of continuous service and the balance vesting monthly thereafter subject to continuous service on each vesting date. These awards are valued as of the measurement date and the stock-based compensation expense, net of estimated and actual forfeitures, is recognized on a straight-line basis over the requisite service period.

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,955	$6.31	6.6	$9,535
Granted	203	$5.99
Exercised	(111)	$0.92
Canceled/forfeited	(103)	$8.74
Outstanding at March 31, 2014	4,944	$6.37	6.6	$9,988
Vested, exercisable and expected to vest at March 31, 2014	4,787	$6.33	6.5	$9,939
Exercisable at March 31, 2014	2,814	$4.87	5.0	$9,442

The significant assumptions used for newly-issued stock option grants for the three months ended March 31, 2014 were an expected term of 6.25 years, an expected volatility of 48.6%, a risk free interest rate of 1.8% and no expected dividends.  The weighted average grant date fair value for stock option grants for the three months ended March 31, 2014 was $2.92.

Restricted stock unit awards

During the three months ended March 31, 2014, we granted time-based restricted stock units (“RSU”) to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel in 2014 generally vest over a series of 12 successive equal quarterly installments subject to continuous service on each vesting date. The time-based RSUs granted to executive and non-executive personnel in 2013 generally vest over a two year period with 50% of the RSUs vesting when the individual completes 12 months of continuous service and the balance vesting over a series of four successive equal quarterly installments thereafter subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

During the three months ended March 31, 2014, we granted performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s annual revenue growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement with one-third of the performance-based RSUs vesting when the individual completes 12 months of continuous service and the balance vesting over a series of eight successive equal quarterly installments thereafter subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

A summary of the nonvested RSU activity under the 2011 Plan is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	753	$6.22
Granted	1,343	$5.88
Vested	(279)	$6.05
Forfeited	(8)	$6.05
Nonvested at March 31, 2014	1,809	$5.99

During the three months ended March 31, 2014, 278,545 shares of time-based RSUs vested on March 1, 2014. The Company issued 176,835 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(5,448)	$(1,121)
Denominator:
Weighted average common stock, basic and diluted	35,350	35,597
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.03)
Diluted	$(0.15)	$(0.03)

For the three months ended March 31, 2014 and 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the quarter as the inclusion would be anti-dilutive.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three months ended March 31, 2014. As of March 31, 2014, the remaining approved amount for repurchases was approximately $5,180.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities Exchange Commission on March 17, 2014.

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

Overview

Boingo helps the world stay connected.

We have established a global footprint of small cell networks that provide high-speed, high-bandwidth wireless Internet service to smartphones, tablet computers, laptops, and other wireless-enabled devices. Small cells are low-powered radio access nodes that operate in licensed and unlicensed spectrum that have a range of 10 meters to 1 to 2 kilometers. These small cell networks cover more than a million distributed antenna system (“DAS”) and Wi-Fi locations and reach more than one billion consumers annually. With the proliferation of mobile Internet-enabled wireless devices, and growth of high-bandwidth usage from streaming media and smartphone apps, we expect these small cells to play a significant role in helping meet the ever-increasing data demands of connected consumers who are accustomed to the benefits of broadband performance at home and work and are seeking the same applications, performance and availability on-the-go.

Our small cell networks include DAS and Wi-Fi networks that we manage and operate ourselves, which we refer to as our “managed and operated” locations, as well as Wi-Fi networks managed and operated by third-parties with whom we contract for access, which we refer to as our “roaming” networks. Our managed and operated locations are typically located in large venues with big audiences, such as airports, stadiums, arenas, universities, convention centers, shopping malls, and military bases where we install a wireless network infrastructure and generally have exclusive multi-year agreements. Our roaming networks comprise more than 900,000 commercial Wi-Fi hotspots in over 100 countries around the world. We also sell advertising and sponsorships on other Wi-Fi networks that are not part of our network on behalf of the network owner.

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

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS networks at locations where we manage and operate the wireless network. In addition, our partners pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide.

We generated revenue from individual users purchasing month-to-month retail subscription plans that automatically renew, hotspot specific single-use access to our network, or residential broadband and Internet Protocol television (“IPTV”) services in military barracks. As of March 31, 2014 and 2013, we had approximately 296,000 subscribers, respectively.

We also generate revenue from advertisers that seek to reach our users with sponsored access, promotional programs and online display advertising at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs.

We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions and indoor DAS services for carriers. Key elements of our strategy are to:

•                       expand our footprint of managed and operated and aggregated networks;

•                       leverage our neutral-host business model to accelerate wholesale roaming and carrier offload partnerships;

•                       maximize advertising and sponsorship sell-through for our inventory of advertising-enabled networks; and

•                       increase our brand awareness.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, income tax benefit, amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other income, net.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                       Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States (“GAAP”) financial measures to supplement their GAAP results; and

•                       it is useful to exclude non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

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

We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss attributable to common stockholders.

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2014	2013
	(unaudited) (in thousands)

Net loss attributable to common stockholders	$(5,448)	$(1,121)
Depreciation and amortization of property and equipment	5,784	4,133
Income tax expense (benefit)	148	(467)
Amortization of intangible assets	925	399
Stock-based compensation expense	1,517	602
Non-controlling interests	146	133
Interest and other income, net	(19)	(47)
Adjusted EBITDA	$3,053	$3,632

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended March 31,
	2014	2013
	(unaudited) (in thousands)
Consolidated Statement of Operations Data:
Revenue	$26,452	$23,134
Costs and operating expenses:
Network access	12,925	9,670
Network operations	5,824	3,951
Development and technology	3,671	3,136
Selling and marketing	3,885	2,990
General and administrative	4,395	4,490
Amortization of intangible assets	925	399
Total costs and operating expenses	31,625	24,636
Loss from operations	(5,173)	(1,502)
Interest and other income, net	19	47
Loss before income taxes	(5,154)	(1,455)
Income tax expense (benefit)	148	(467)
Net loss	(5,302)	(988)
Net income attributable to non-controlling interests	146	133
Net loss attributable to common stockholders	$(5,448)	$(1,121)

	Three Months Ended March 31,
	2014	2013
	(unaudited) (in thousands)
Depreciation and amortization expense included in the above line items:
Network access	$3,862	$2,877
Network operations	1,187	808
Development and technology	697	416
General and administrative	38	32
Total(1)	$5,784	$4,133

(1)         The $1.7 million increase in depreciation and amortization of property and equipment for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2013 and 2014.

	Three Months Ended March 31,
	2014	2013
	(unaudited) (in thousands)
Stock-based compensation expense included in the above line items:
Network operations	$288	$166
Development and technology	141	(43)
Selling and marketing	334	118
General and administrative	754	361
Total(2)	$1,517	$602

(2)         The $0.9 million increase in stock-based compensation expense for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is due primarily to $1.3 million of additional stock-based compensation expense related to the stock options and restricted stock units (“RSUs”) issued in 2013 and 2014, which was partially offset by $0.4 million of reductions recorded in 2013 for employees who left the Company during 2013.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended March 31,
	2014	2013
	(unaudited) (as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	48.9	41.8
Network operations	22.0	17.1
Development and technology	13.9	13.6
Selling and marketing	14.7	12.9
General and administrative	16.6	19.4
Amortization of intangible assets	3.5	1.7
Total costs and operating expenses	119.6	106.5
Loss from operations	(19.6)	(6.5)
Interest and other income, net	0.1	0.2
Loss before income taxes	(19.5)	(6.3)
Income tax expense (benefit)	0.6	(2.0)
Net loss	(20.0)	(4.3)
Net income attributable to non-controlling interests	0.6	0.6
Net loss attributable to common stockholders	(20.6)%	(4.8)%

Three Months ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except churn data and percentages)
Revenue:
Wholesale	$11,123	$11,555	$(432)	(3.7)%
Retail subscription	8,294	8,067	227	2.8%
Retail single-use	2,536	2,586	(50)	(1.9)%
Advertising and other	4,499	926	3,573	385.9%
Total revenue	$26,452	$23,134	$3,318	14.3%

Key business metrics:
Subscribers	296	296	—	—%
Monthly churn	12.3%	9.9%	2.4%	24.8%
Connects	17,507	6,266	11,241	179.4%
DAS nodes	7.3	5.6	1.7	30.4%

There are four key metrics that we use to monitor results and activity in the business as follows:

Subscribers.  This metric represents the number of paying retail customers who are on a recurring month-to-month subscription plan at a given period end.

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

Connects.  This metric shows how often individuals connect to our non-military global Wi-Fi network in a given period. The connects include retail and wholesale customers in both customer pay locations and customer free locations where we are a paid service provider or receive sponsorship or promotional fees. We count each connect as a single connect regardless of how many times the individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

DAS nodes.  This metric represents the number of active DAS nodes as of the end of the period. A DAS node is a single communications endpoint, typically an antenna, which transmits or receives radio frequency signals wirelessly. This measure is an indicator of the reach of our DAS network.

Total revenue. Total revenue increased $3.3 million or 14.3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Wholesale.  Wholesale revenue decreased $0.4 million, or 3.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to a $1.8 million decrease in partner usage-based fees. The decrease was partially offset by an increase of $1.2 million in revenues related to new DAS build-out projects in our managed and operated locations and a $0.1 million increase in DAS access fees from our telecom operators.

Retail subscription. Retail subscription revenue increased $0.2 million, or 2.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is primarily due to a 2.7% increase in our average monthly subscribers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Our average monthly revenue per subscriber remained essentially unchanged for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Retail single-use.  Retail single-use revenue decreased $0.1 million, or 1.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Retail single-use revenue includes $0.6 million of revenues related to the venues acquired from Electronic Media Systems, Inc. and Advanced Wireless Group, LLC (collectively, “AWG”) in October 2013. The decrease in single-use was due primarily to the transition of certain paid managed and operated locations to a tiered or free pricing model and the loss of certain paid managed and operated locations.

Advertising and other.  Advertising and other revenue increased $3.6 million, or 385.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 due to a $3.8 million increase in advertising sales at our managed and operated locations, which includes $1.6 million of advertising sales at the venues acquired from AWG in October 2013.

Costs and Operating Expenses

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$12,925	$9,670	$3,255	33.7%
Network operations	5,824	3,951	1,873	47.4%
Development and technology	3,671	3,136	535	17.1%
Selling and marketing	3,885	2,990	895	29.9%
General and administrative	4,395	4,490	(95)	(2.1)%
Amortization of intangible assets	925	399	526	131.8%
Total costs and operating expenses	$31,625	$24,636	$6,989	28.4%

Network access. Network access costs increased $3.3 million, or 33.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is primarily due to a $2.1 million increase in revenue share paid to venues in our managed and operated locations resulting from our increased sales, a $1.0 million increase in depreciation expense, and a $0.6 million increase in bandwidth and other direct costs. The increases were partially offset by a $0.3 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $1.9 million, or 47.4%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to a $1.1 million increase in personnel related expenses primarily resulting from increased headcount and a $0.4 million increase in depreciation expense.

Development and technology. Development and technology expenses increased $0.5 million, or 17.1% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due primarily to a $0.3 million increase in depreciation expense and a $0.2 million increase in hardware and software maintenance expenses.

Selling and marketing. Selling and marketing expenses increased $0.9 million, or 29.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due primarily to a $1.0 million increase in personnel related expenses primarily resulting from increased headcount.

General and administrative.  General and administrative expenses decreased $0.1 million, or 2.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to a $0.3 million decrease in professional fees and a $0.4 million decrease in other expenses. The decreases were partially offset by a $0.6 million increase in personnel related expenses, inclusive of a $0.4 million increase in stock-based compensation expenses.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.5 million, or 131.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to our acquisitions of Endeka Group, Inc. and AWG in February 2013 and October 2013, respectively.

Interest and Other Income, Net

Interest and other income, net, remained essentially unchanged for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Income Tax Expense (Benefit)

We had income tax expense of $0.1 million for the three months ended March 31, 2014 compared to income tax benefit of $0.5 million for the three months ended March 31, 2013. Our effective tax rate decreased to 2.9% for the three months ended March 31, 2014 compared to 32.1% for the three months ended March 31, 2013 due primarily to the valuation allowance we established at year-end in 2013.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended March 31, 2014 increased as compared to the three months ended March 31, 2013, primarily as a result of the $7.0 million increase in costs and operating expenses and the $0.6 million decrease in income tax benefits, which was partially offset by the $3.3 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $3.1 million for the three months ended March 31, 2014, down 15.9% from the $3.6 million recorded in the three months ended March 31, 2013. As a percent of revenue, Adjusted EBITDA was 11.5% for the three months ended March 31, 2014, down from 15.7% of revenue for the three months ended March 31, 2013. The Adjusted EBITDA decrease was due primarily to the $4.3 million increase in our net loss for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was partially offset by a $2.2 million increase in depreciation and amortization expense, a $0.9 million increase in stock-based compensation expenses, and a $0.6 million decrease in income tax benefits.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities.  Our primary sources of liquidity as of March 31, 2014 consisted of $13.5 million of cash and cash equivalents and $37.3 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2014 were $16.0 million, of which $11.8 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2014 will range from $26 million to $36 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2014 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the three months ended March 31:

	2014	2013
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$8,071	$5,256
Net cash used in investing activities	(20,328)	(13,694)
Net cash used in financing activities	(1,565)	(3,052)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2014, we generated $8.1 million of net cash from operating activities, an increase of $2.8 million from the prior year comparative period. The increase is primarily due to a $3.4 million decrease in excess windfall tax benefits from stock option exercises, a $2.2 million increase in depreciation and amortization expenses, a $1.0 million change in our operating assets and liabilities, net of effect of acquisition, and a $0.9 million increase in stock-based compensation expenses. The increases were partially offset by the $4.3 million increase in our net loss and the $0.4 million in change in fair value for our contingent consideration liabilities.

Net Cash Used in Investing Activities

For the three months ended March 31, 2014, we used $20.3 million in investing activities, an increase of $6.6 million from the prior year comparative period. This increase is primarily due to a $10.9 million increase in purchases of property and equipment, and a $0.7 million increase in cash used in net purchases of marketable securities. The increases were partially offset by the $4.9 million of cash used for the acquisition of Endeka during the three months ended March 31, 2013.

Net Cash Used in Financing Activities

For the three months ended March 31, 2014, we used $1.6 million in financing activities, a decrease of $1.5 million from the prior year comparative period. This decrease is primarily due to $6.1 million of cash used for payment of certain assumed liabilities related to the acquisition of Endeka during the three months ended March 31, 2013. The decrease was partially offset by the $3.4 million decrease in excess windfall tax benefits from stock option exercises, $0.6 million in cash used to pay federal, state, and local employment payroll taxes related to our time-based RSUs that vested during the three months ended March 31, 2014, $0.3 million in cash used to pay holdback liabilities related to the Endeka acquisition during the three months ended March 31, 2014, and a $0.2 million increase in cash used for capital leases and notes payable.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 17, 2014.

Recently Issued Accounting Standards

There have been no recently issued accounting standards that are expected to have a material impact on our results of operations and financial condition.

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2014, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2014, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

The information set forth in Note 9 “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by this reference.

Item 1A.          Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

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

					X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity for Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: May 12, 2014	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: May 12, 2014	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Accounting Officer)