Form 10-Q
period 2014-06-30
BOINGO WIRELESS INC
filed 2014-08-11
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 35,808,861 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,954	$27,338
Restricted cash	545	545
Marketable securities	29,909	32,962
Accounts receivable, net	26,597	16,326
Prepaid expenses and other current assets	3,267	2,566
Deferred tax assets	1,192	1,192
Total current assets	69,464	80,929
Property and equipment, net	93,515	67,560
Goodwill	42,578	42,431
Intangible assets, net	21,549	23,413
Other assets	1,227	1,210
Total assets	$228,333	$215,543

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,392	$11,642
Accrued expenses and other liabilities	20,091	16,908
Deferred revenue	26,467	19,292
Total current liabilities	61,950	47,842
Deferred revenue, net of current portion	27,646	21,591
Deferred tax liabilities	3,599	3,369
Other liabilities	1,264	2,133
Total liabilities	94,459	74,935

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 35,810 and 35,226 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	185,643	182,927
Accumulated deficit	(52,370)	(43,188)
Total common stockholders’ equity	133,277	139,743
Non-controlling interests	597	865
Total stockholders’ equity	133,874	140,608
Total liabilities and stockholders’ equity	$228,333	$215,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$28,396	$26,239	$54,848	$49,373
Costs and operating expenses:
Network access	13,247	11,035	26,172	20,705
Network operations	5,793	4,753	11,617	8,704
Development and technology	3,169	2,726	6,840	5,862
Selling and marketing	3,966	3,822	7,851	6,812
General and administrative	4,645	3,811	9,040	8,301
Amortization of intangible assets	928	516	1,853	915
Total costs and operating expenses	31,748	26,663	63,373	51,299
Loss from operations	(3,352)	(424)	(8,525)	(1,926)
Interest and other (expense) income, net	(18)	25	1	72
Loss before income taxes	(3,370)	(399)	(8,524)	(1,854)
Income tax expense (benefit)	155	(173)	303	(640)
Net loss	(3,525)	(226)	(8,827)	(1,214)
Net income attributable to non-controlling interests	209	173	355	306
Net loss attributable to common stockholders	$(3,734)	$(399)	$(9,182)	$(1,520)

Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.01)	$(0.26)	$(0.04)
Diluted	$(0.10)	$(0.01)	$(0.26)	$(0.04)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	35,621	35,670	35,486	35,634
Diluted	35,621	35,670	35,486	35,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Equity

Balance at December 31, 2013	35,226	$4	$182,927	$(43,188)	$865	$140,608
Issuance of common stock under stock incentive plans	584	—	179	—	—	179
Shares withheld for taxes	—	—	(992)	—	—	(992)
Stock-based compensation expense	—	—	3,529	—	—	3,529
Non-controlling interests distributions	—	—	—	—	(623)	(623)
Net (loss) income	—	—	—	(9,182)	355	(8,827)
Balance at June 30, 2014	35,810	$4	$185,643	$(52,370)	$597	$133,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(8,827)	$(1,214)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,315	8,867
Amortization of intangible assets	1,853	915
Stock-based compensation	3,368	1,847
Excess tax benefits from stock-based compensation	—	(3,138)
Change in fair value of contingent consideration	(358)	—
Change in deferred income taxes	230	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(10,271)	(2,199)
Prepaid expenses and other assets	(718)	593
Accounts payable	5,531	(49)
Accrued expenses and other liabilities	(845)	673
Deferred revenue	13,230	2,970
Net cash provided by operating activities	15,508	9,265
Cash flows from investing activities
Purchases of marketable securities	(27,137)	(27,539)
Proceeds from sales of marketable securities	30,190	29,671
Purchases of property and equipment	(35,886)	(12,220)
Payments for business acquisition, net of cash acquired	—	(4,874)
Net cash used in investing activities	(32,833)	(14,962)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	—	3,138
Proceeds from exercise of stock options	179	291
Repurchase and retirement of common stock	—	(1,062)
Payments of capital leases and notes payable	(348)	(59)
Payments of acquired notes payable and financed liabilities	—	(6,079)
Payment of holdback consideration	(275)	—
Payments of withholding tax on net issuance of restricted stock units	(992)	—
Payments to non-controlling interests	(623)	(578)
Net cash used in financing activities	(2,059)	(4,349)
Net decrease in cash and cash equivalents	(19,384)	(10,046)
Cash and cash equivalents at beginning of period	27,338	58,138
Cash and cash equivalents at end of period	$7,954	$48,092
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	12,075	2,797
Assets acquired in business acquisition	—	17,317
Liabilities assumed in business acquisition	—	12,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of mobile Internet solutions for smartphones, tablet computers, laptops, and other wireless-enabled consumer devices. The Company has more than a million small cell networks for cellular distributed antenna system (“DAS”) and Wi-Fi access that reach more than one billion consumers annually. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these small cell networks. Wholesale offerings include Wi-Fi roaming, private label Wi-Fi, location based services, and DAS, which are cellular extension networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than 1,000,000 commercial hotspots worldwide, and Internet Protocol television (“IPTV”) services and residential broadband for military barracks. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at military bases.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in our annual report on Form 10-K filed with the SEC on March 17, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our results of operations and cash flows for the three and six months ended June 30, 2014 and 2013, and our financial position as of June 30, 2014. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statements of operations. There were no significant transaction costs associated with business combinations for the three and six months ended June 30, 2014. Transaction costs associated with business combinations were $34 and $192 for the three and six months ended June 30, 2013, respectively.

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

Revenue is predominately generated and all significant long-lived tangible assets are held in the U.S. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Wholesale	$12,872	$12,339	$23,995	$23,894
Retail subscription	8,161	8,731	16,455	16,798
Retail single-use	2,830	2,830	5,366	5,416
Advertising and other	4,533	2,339	9,032	3,265
Total revenue	$28,396	$26,239	$54,848	$49,373

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At June 30, 2014 and December 31, 2013, we had $29,909 and $32,962, respectively, in marketable securities.

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

For the six months ended June 30, 2014, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale.

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

Recent accounting pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The standard will be effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is not permitted. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are currently evaluating the expected impact of this new standard on our reporting of revenue contracts in our consolidated financial statements.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $17,527, which includes cash paid at closing, net equity adjustments, holdback consideration to be paid and the fair value of additional contingent consideration that would be due and payable upon the successful extension of a specified airport Wi-Fi contract. On July 29, 2014, we paid $147 to the previous AWG shareholders as settlement for the net equity adjustments that were not finalized as of the acquisition date.

The fair value of the contingent consideration is based on Level 3 inputs, which are discussed in Note 6. Further changes in the fair value of the contingent consideration are recorded through operating loss. On July 29, 2014, we paid the contingent consideration in the amount of $1,000 to the previous AWG shareholders. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is primarily not deductible for tax purposes. The goodwill arising from the AWG acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining AWG with us.

The deferred tax liabilities are provisional pending the filing of AWG’s final short period 2013 tax returns. The contingent consideration was valued at the date of acquisition using a discount rate of 3.1%. The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, with-and-without and replacement cost methods using discount rates ranging from 12.0% to 14.0% and royalty rates of 0.5%.

The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the preliminary purchase price allocation:

	Estimated Fair Value	Weighted Average Estimated Useful Life (years)
Consideration:
Cash paid	$14,800
Net equity adjustments	147
Holdback consideration	1,600
Contingent consideration	980
Total consideration	$17,527
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$215
Restricted cash	515
Accounts receivable	988
Other current assets	609
Property and equipment	2,297
Accounts payable	(563)
Accrued expenses	(515)
Other current liabilities	(134)
Capital lease obligations	(932)
Other non-current liabilities	(130)
Deferred tax liabilities	(3,561)
Net tangible liabilities acquired	(1,211)
Existing airport contracts and relationships	4,700	6.7
Technology	270	6.0
Trademark and tradename	120	3.0
Non-compete agreement	3,590	5.0
Goodwill	10,058
Total purchase price	$17,527

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

The fair value of the contingent consideration is based on Level 3 inputs. Further changes in the fair value of the contingent consideration are recorded through operating (loss) income. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is not deductible for tax purposes. The goodwill arising from the Endeka acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Endeka with us.

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

During the six months ended June 30, 2014, we paid the holdback consideration in the amount of $275 to the previous Endeka shareholders.

Pro forma results

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2013 as if the acquisitions of AWG and Endeka had occurred on January 1, 2012. These results are not intended to reflect the actual operations of the Company had the acquisitions occurred on January 1, 2012. We did not record any incremental income taxes for pro forma net loss because we established a valuation allowance in 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Revenue	$28,694	$54,191
Net loss	$(341)	$(2,463)

Goodwill

The following table sets forth the changes in our goodwill balance during the period:

Beginning balance, January 1, 2014	$42,431
Additions	147
Balance, June 30, 2014	$42,578

4. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	June 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$3,659	$3,655
Money market accounts	4,295	23,683
Total cash and cash equivalents	$7,954	$27,338

For the six months ended June 30, 2014 and 2013, interest income was $86 and $104, respectively, which is included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations.

5. Property and equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Leasehold improvements	$119,261	$97,462
Construction in progress	28,763	18,157
Computer equipment	7,611	7,372
Software	14,775	10,452
Office equipment	422	412
Total property and equipment	170,832	133,855
Less: accumulated depreciation and amortization	(77,317)	(66,295)
Total property and equipment, net	$93,515	$67,560

Depreciation and amortization of property and equipment is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Network access	$4,511	$3,205	$8,373	$6,082
Network operations	1,182	1,008	2,369	1,816
Development and technology	782	472	1,479	888
General and administrative	56	49	94	81
Total depreciation and amortization of property and equipment	$6,531	$4,734	$12,315	$8,867

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

At June 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,295	$—	$—	$4,295
Marketable securities	—	29,909	—	29,909
Restricted cash	545	—	—	545
Total assets	$4,840	$29,909	$—	$34,749
Liabilities:
Contingent consideration	$—	$—	$1,584	$1,584
Total liabilities	$—	$—	$1,584	$1,584

At December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,683	$—	$—	$23,683
Marketable securities	—	32,962	—	32,962
Restricted cash	545	—	—	545
Total assets	$24,228	$32,962	$—	$57,190
Liabilities:
Contingent consideration	$—	$—	$1,942	$1,942
Total liabilities	$—	$—	$1,942	$1,942

Our marketable securities utilize Level 2 inputs and consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better. We have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.  Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturities are classified as Level 2 securities. The fair value of our fixed maturity marketable securities is derived through the use of a third party pricing source using recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data.

The Company used the income approach to value the contingent consideration as of June 30, 2014. The contingent consideration used a discounted cash flow method with probability weighted cash flows for Endeka. The contingent consideration for AWG was paid out subsequent to June 30, 2014. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration for the Endeka and AWG acquisitions, categorized as Level 3:

Beginning balance, January 1, 2014	$1,942
Change in fair value	(358)
Balance, June 30, 2014	$1,584

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Revenue share	$3,870	$4,598
Salaries and wages	2,367	3,024
Accrued for construction-in-progress	6,261	2,717
Accrued partner network	749	736
Deferred rent	828	853
Holdback liabilities	1,600	1,875
Contingent consideration	1,584	980
Other	2,832	2,125
Total accrued expenses and other liabilities	$20,091	$16,908

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

Income tax expense (benefit) of $303 and $(640) reflects an effective tax rate of (3.6)% and 34.5% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the six months ended June 30, 2014. Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options and non-tax deductible transaction costs related to the acquisition of Endeka for the six months ended June 30, 2013. At June 30, 2014, we have net deferred tax liabilities of $2,407, which include net operating loss carry-forwards. As of June 30, 2014 and December 31, 2013, we had $455 and $445, respectively, of uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of June 30, 2014 and December 31, 2013, we have accrued $63 and $53, respectively, for related interest, net of federal income tax benefits, and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2014 was $286.

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

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”) with Silicon Valley Bank. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of June 30, 2014, we have Letters of Credit totaling $2,857 that are scheduled to expire over the next thirteen-month period. There have been no drafts drawn under these Letters of Credit as of June 30, 2014.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.  As of June 30, 2014, 8,693,162 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Network operations	$351	$231	$639	$397
Development and technology	119	142	260	99
Selling and marketing	402	340	736	458
General and administrative	979	532	1,733	893
Total stock-based compensation	$1,851	$1,245	$3,368	$1,847

We capitalized $126 and $161 of stock-based compensation expense during the three and six months ended June 30, 2014, respectively.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,955	$6.31	6.6	$9,535
Granted	203	$5.99
Exercised	(203)	$0.88
Canceled/forfeited	(176)	$8.28
Outstanding at June 30, 2014	4,779	$6.46	6.3	$9,567
Vested, exercisable and expected to vest at June 30, 2014	4,653	$6.43	6.3	$9,522
Exercisable at June 30, 2014	2,919	$5.27	5.0	$9,005

The significant assumptions used for newly-issued stock option grants for the six months ended June 30, 2014 were an expected term of 6.25 years, an expected volatility of 48.6%, a risk free interest rate of 1.8% and no expected dividends.  The weighted average grant date fair value for stock option grants for the six months ended June 30, 2014 was $2.92.

Restricted stock unit awards

During the six months ended June 30, 2014, we granted time-based restricted stock units (“RSU”) to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel generally vest over a two to three year period subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

During the six months ended June 30, 2014, we granted performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s annual revenue growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement with one-third of the performance-based RSUs vesting when the individual completes 12 months of continuous service and the balance vesting over a series of eight successive equal quarterly installments thereafter subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

A summary of the nonvested RSU activity under the 2011 Plan is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	753	$6.22
Granted	1,516	$5.96
Vested	(540)	$6.24
Forfeited	(60)	$5.91
Nonvested at June 30, 2014	1,669	$5.99

During the six months ended June 30, 2014, 539,773 shares of time-based RSUs vested. The Company issued 380,526 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(3,734)	$(399)	$(9,182)	$(1,520)
Denominator:
Weighted average common stock, basic and diluted	35,621	35,670	35,486	35,634
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.01)	$(0.26)	$(0.04)

For the three and six months ended June 30, 2014 and 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the quarter as the inclusion would be anti-dilutive.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the six months ended June 30, 2014. During the six months ended June 30, 2013, we repurchased and retired 155,000 shares under this program for approximately $1,056, excluding commissions paid, or an average price per share of $6.81. As of June 30, 2014, the remaining approved amount for repurchases was approximately $5,180.

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

Our small cell networks include DAS and Wi-Fi networks that we manage and operate ourselves, which we refer to as our “managed and operated” locations, as well as Wi-Fi networks managed and operated by third-parties with whom we contract for access, which we refer to as our “roaming” networks. Our managed and operated locations are typically located in large venues with big audiences, such as airports, stadiums, arenas, universities, convention centers, shopping malls, and military bases where we install a wireless network infrastructure and generally have exclusive multi-year agreements. Our roaming networks comprise more than 1,000,000 commercial Wi-Fi hotspots in over 100 countries around the world. We also sell advertising and sponsorships on other Wi-Fi networks that are not part of our network on behalf of the network owner.

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

We generated revenue from individual users purchasing month-to-month retail subscription plans that automatically renew hotspot specific single-use access to our network, or residential broadband and Internet Protocol television (“IPTV”) services in military barracks. As of June 30, 2014 and 2013, we had approximately 300,000 and 313,000 subscribers, respectively.

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

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, income tax expense (benefit), amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other expense (income), net.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)

Net loss attributable to common stockholders	$(3,734)	$(399)	$(9,182)	$(1,520)
Depreciation and amortization of property and equipment	6,531	4,734	12,315	8,867
Income tax expense (benefit)	155	(173)	303	(640)
Amortization of intangible assets	928	516	1,853	915
Stock-based compensation expense	1,851	1,245	3,368	1,847
Non-controlling interests	209	173	355	306
Interest and other expense (income), net	18	(25)	(1)	(72)
Adjusted EBITDA	$5,958	$6,071	$9,011	$9,703

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$28,396	$26,239	$54,848	$49,373
Costs and operating expenses:
Network access	13,247	11,035	26,172	20,705
Network operations	5,793	4,753	11,617	8,704
Development and technology	3,169	2,726	6,840	5,862
Selling and marketing	3,966	3,822	7,851	6,812
General and administrative	4,645	3,811	9,040	8,301
Amortization of intangible assets	928	516	1,853	915
Total costs and operating expenses	31,748	26,663	63,373	51,299
Loss from operations	(3,352)	(424)	(8,525)	(1,926)
Interest and other (expense) income, net	(18)	25	1	72
Loss before income taxes	(3,370)	(399)	(8,524)	(1,854)
Income tax expense (benefit)	155	(173)	303	(640)
Net loss	(3,525)	(226)	(8,827)	(1,214)
Net income attributable to non-controlling interests	209	173	355	306
Net loss attributable to common stockholders	$(3,734)	$(399)	$(9,182)	$(1,520)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Network access	$4,511	$3,205	$8,373	$6,082
Network operations	1,182	1,008	2,369	1,816
Development and technology	782	472	1,479	888
General and administrative	56	49	94	81
Total (1)	$6,531	$4,734	$12,315	$8,867

(1)         The $1.8 million and $3.4 million increase in depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, respectively, is primarily due to increased depreciation and amortization expense from our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2013 and 2014.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Network operations	$351	$231	$639	$397
Development and technology	119	142	260	99
Selling and marketing	402	340	736	458
General and administrative	979	532	1,733	893
Total (2)	$1,851	$1,245	$3,368	$1,847

(2)         The $0.6 million increase in stock-based compensation expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is due primarily to $0.7 million of additional stock-based compensation expense related to the stock options and restricted stock units (“RSU”) issued in 2013 and 2014, which was partially offset by $0.1 million of additional reductions recorded in 2013 for employees who left the Company during 2013.

The $1.5 million increase in stock-based compensation expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is due primarily to $2.0 million of additional stock-based compensation expense related to the stock options and restricted stock units (“RSU”) issued in 2013 and 2014, which was partially offset by $0.5 million of additional reductions recorded in 2013 for employees who left the Company during 2013.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	46.7	42.1	47.7	41.9
Network operations	20.4	18.1	21.2	17.6
Development and technology	11.2	10.4	12.5	11.9
Selling and marketing	14.0	14.6	14.3	13.8
General and administrative	16.4	14.5	16.5	16.8
Amortization of intangible assets	3.3	2.0	3.4	1.9
Total costs and operating expenses	111.8	101.6	115.5	103.9
Loss from operations	(11.8)	(1.6)	(15.5)	(3.9)
Interest and other (expense) income, net	(0.1)	0.1	0.0	0.1
Loss before income taxes	(11.9)	(1.5)	(15.5)	(3.8)
Income tax expense (benefit)	0.5	(0.7)	0.6	(1.3)
Net loss	(12.4)	(0.9)	(16.1)	(2.5)
Net income attributable to non-controlling interests	0.7	0.7	0.6	0.6
Net loss attributable to common stockholders	(13.1)%	(1.5)%	(16.7)%	(3.1)%

Three Months ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except churn data and percentages)
Revenue:
Wholesale	$12,872	$12,339	$533	4.3%
Retail subscription	8,161	8,731	(570)	(6.5)%
Retail single-use	2,830	2,830	—	0.0%
Advertising and other	4,533	2,339	2,194	93.8%
Total revenue	$28,396	$26,239	$2,157	8.2%

Key business metrics:
Subscribers	300	313	(13)	(4.2)%
Monthly churn	10.9%	10.2%	0.7%	6.9%
Connects	20,286	11,230	9,056	80.6%
DAS nodes	7.6	5.6	2.0	35.7%

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

Total revenue. Total revenue increased $2.2 million or 8.2%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Wholesale.  Wholesale revenue increased $0.5 million, or 4.3%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to a $1.7 million increase in revenues related to new DAS build-out projects in our managed and operated locations and a $0.5 million increase in DAS access fees from our telecom operators. The increase was partially offset by a $1.8 million decrease in partner usage-based fees.

Retail subscription. Retail subscription revenue decreased $0.6 million, or 6.5%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease is primarily due a decrease in our average monthly subscribers and a 2.3% decrease in our average monthly revenue per subscriber for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Retail single-use.  Retail single-use revenue was unchanged for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Retail single-use revenue includes $0.6 million of revenues related to the venues acquired from Electronic Media Systems, Inc. and Advanced Wireless Group, LLC (collectively, “AWG”) in October 2013.

Advertising and other.  Advertising and other revenue increased $2.2 million, or 93.8%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 due to a $2.2 million increase in advertising sales at our managed and operated locations, which includes $1.8 million of advertising sales at the venues acquired from AWG in October 2013.

Costs and Operating Expenses

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$13,247	$11,035	$2,212	20.0%
Network operations	5,793	4,753	1,040	21.9%
Development and technology	3,169	2,726	443	16.3%
Selling and marketing	3,966	3,822	144	3.8%
General and administrative	4,645	3,811	834	21.9%
Amortization of intangible assets	928	516	412	79.8%
Total costs and operating expenses	$31,748	$26,663	$5,085	19.1%

Network access. Network access costs increased $2.2 million, or 20.0%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is primarily due to a $1.3 million increase in depreciation expense, a $1.2 million increase in revenue share paid to venues in our managed and operated locations resulting from our increased sales, and a $0.6 million increase in bandwidth and other direct costs. The increases were partially offset by a $0.9 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $1.0 million, or 21.9%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to a $0.8 million increase in personnel related expenses primarily resulting from increased headcount and a $0.2 million increase in depreciation expense.

Development and technology. Development and technology expenses increased $0.4 million, or 16.3% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due primarily to a $0.3 million increase in depreciation expense and a $0.3 million increase in hardware and software maintenance expenses. The increases were partially offset by a $0.4 million decrease in personnel related expenses.

Selling and marketing. Selling and marketing expenses increased $0.1 million, or 3.8%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due primarily to a $0.5 million increase in personnel related expenses primarily resulting from increased headcount. The increase was partially offset by a $0.3 million decrease in marketing related expenses.

General and administrative.  General and administrative expenses increased $0.8 million, or 21.9%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to a $0.5 million increase in personnel related expenses, inclusive of a $0.4 million increase in stock-based compensation expenses, and a $0.2 million increase in professional fees.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.4 million, or 79.8%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to our acquisition of AWG in October 2013.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, remained essentially unchanged for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Income Tax Expense (Benefit)

We had income tax expense of $0.2 million for the three months ended June 30, 2014 compared to income tax benefit of $0.2 million for the three months ended June 30, 2013. Our effective tax rate decreased to (4.6)% for the three months ended June 30, 2014 compared to 43.4% for the three months ended June 30, 2013 due primarily to the valuation allowance we established at year-end in 2013.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended June 30, 2014 increased as compared to the three months ended June 30, 2013, primarily as a result of the $5.1 million increase in costs and operating expenses and the $0.3 million decrease in income tax benefits, which was partially offset by the $2.2 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $6.0 million for the three months ended June 30, 2014, down 1.9% from the $6.1 million recorded in the three months ended June 30, 2013. As a percent of revenue, Adjusted EBITDA was 21.0% for the three months ended June 30, 2014, down from 23.1% of revenue for the three months ended June 30, 2013. The Adjusted EBITDA decrease was due primarily to the $3.3 million increase in our net loss attributable to common stockholders for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was partially offset by a $2.2 million increase in depreciation and amortization expense, a $0.6 million increase in stock-based compensation expenses, and a $0.3 million decrease in income tax benefits.

Six Months ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Wholesale	$23,995	$23,894	$101	0.4%
Retail subscription	16,455	16,798	(343)	(2.0)%
Retail single-use	5,366	5,416	(50)	(0.9)%
Advertising and other	9,032	3,265	5,767	176.6%
Total revenue	$54,848	$49,373	$5,475	11.1%

Key business metrics:
Subscribers	300	313	(13)	(4.2)%
Monthly churn	11.6%	10.0%	1.6%	16.0%
Connects	37,793	17,496	20,297	116.0%
DAS nodes	7.6	5.6	2.0	35.7%

Total revenue. Total revenue increased $5.5 million or 11.1%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Wholesale.  Wholesale revenue increased $0.1 million, or 0.4%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to a $2.9 million increase in revenues related to new DAS build-out projects in our managed and operated locations, a $0.6 million increase in DAS access fees from our telecom operators, and a $0.2 million increase in our wholesale service provider revenues. The increases were primarily offset by a $3.6 million decrease in partner usage-based fees.

Retail subscription. Retail subscription revenue decreased $0.3 million, or 2.0%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is primarily due to a 1.1% decrease in our average monthly revenue per subscriber for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Retail single-use.  Retail single-use revenue remained essentially unchanged for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Retail single-use revenue includes $1.3 million of revenues related to the venues acquired from AWG in October 2013.

Advertising and other.  Advertising and other revenue increased $5.8 million, or 176.6%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 due primarily to a $6.0 million increase in advertising sales at our managed and operated locations, which includes $3.5 million of advertising sales at the venues acquired from AWG in October 2013.

Costs and Operating Expenses

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$26,172	$20,705	$5,467	26.4%
Network operations	11,617	8,704	2,913	33.5%
Development and technology	6,840	5,862	978	16.7%
Selling and marketing	7,851	6,812	1,039	15.3%
General and administrative	9,040	8,301	739	8.9%
Amortization of intangible assets	1,853	915	938	102.5%
Total costs and operating expenses	$63,373	$51,299	$12,074	23.5%

Network access. Network access costs increased $5.5 million, or 26.4%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is primarily due to a $3.3 million increase in revenue share paid to venues in our managed and operated locations resulting from our increased sales, a $2.3 million increase in depreciation expense, and a $1.2 million increase in bandwidth and other direct costs. The increases were partially offset by a $1.2 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $2.9 million, or 33.5%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to a $1.9 million increase in personnel related expenses primarily resulting from increased headcount, a $0.6 million increase in depreciation expense, and a $0.4 million increase in other operating expenses.

Development and technology. Development and technology expenses increased $1.0 million, or 16.7% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due primarily to a $0.6 million increase in depreciation expense, a $0.5 million increase in hardware and software maintenance expenses, and a $0.2 million increase in technology service expenses. The increases were partially offset by a $0.3 million decrease in personnel related expenses.

Selling and marketing. Selling and marketing expenses increased $1.0 million, or 15.3%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due primarily to a $1.4 million increase in personnel related expenses primarily resulting from increased headcount. The increase was partially offset by a $0.4 million decrease in marketing related expenses.

General and administrative.  General and administrative expenses increased $0.7 million, or 8.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due primarily to a $1.2 million increase in personnel related expenses, inclusive of a $0.8 million increase in stock-based compensation expenses.  The increases were partially offset by a $0.4 million decrease in other expenses.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.9 million, or 102.5%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to our acquisitions of Endeka Group, Inc. and AWG in February 2013 and October 2013, respectively.

Interest and Other Income, Net

Interest and other income, net, remained essentially unchanged for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Income Tax Expense (Benefit)

We had income tax expense of $0.3 million for the six months ended June 30, 2014 compared to income tax benefit of $0.6 million for the six months ended June 30, 2013. Our effective tax rate decreased to (3.6)% for the six months ended June 30, 2014 compared to 34.5% for the six months ended June 30, 2013 due primarily to the valuation allowance we established at year end in 2013.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Net Loss Attributable to Common Stockholders

Our net loss for the six months ended June 30, 2014 increased as compared to the six months ended June 30, 2013, primarily as a result of the $12.1 million increase in costs and operating expenses and the $0.9 million decrease in income tax benefits, which was partially offset by the $5.5 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $9.0 million for the six months ended June 30, 2014, down 7.1% from the $9.7 million recorded in the six months ended June 30, 2013. As a percent of revenue, Adjusted EBITDA was 16.4% for the six months ended June 30, 2014, down from 19.7% of revenue for the six months ended June 30, 2013. The Adjusted EBITDA decrease was due primarily to the $7.7 million increase in our net loss attributable to common stockholders for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was partially offset by a $4.4 million increase in depreciation and amortization expense, a $1.5 million increase in stock-based compensation expenses, and a $0.9 million decrease in income tax benefits.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities.  Our primary sources of liquidity as of June 30, 2014 consisted of $8.0 million of cash and cash equivalents and $29.9 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the six months ended June 30, 2014 were $35.9 million, of which $22.5 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2014 will range from $17 million to $27 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2014 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may seek additional equity or debt financing to fund our capital requirements and any potential acquisitions. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the six months ended June 30:

	2014	2013
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$15,508	$9,265
Net cash used in investing activities	(32,833)	(14,962)
Net cash used in financing activities	(2,059)	(4,349)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2014, we generated $15.5 million of net cash from operating activities, an increase of $6.2 million from the prior year comparative period. The increase is primarily due to a $5.0 million change in our operating assets and liabilities, net of effect of acquisition, a $4.4 million increase in depreciation and amortization expenses, a $3.1 million decrease in excess windfall tax benefits from stock option exercises, a $1.5 million increase in stock-based compensation expenses, and a $0.2 million increase in our net deferred tax liabilities. The increases were partially offset by the $7.6 million increase in our net loss and the $0.4 million change in fair value for our contingent consideration liabilities.

Net Cash Used in Investing Activities

For the six months ended June 30, 2014, we used $32.8 million in investing activities, an increase of $17.9 million from the prior year comparative period. This increase is primarily due to a $23.7 million increase in purchases of property and equipment. The increase was partially offset by the $4.9 million of cash used for the acquisition of Endeka during the six months ended June 30, 2013 and a $0.9 million increase in cash provided by net proceeds from sales of marketable securities.

Net Cash Used in Financing Activities

For the six months ended June 30, 2014, we used $2.1 million in financing activities, a decrease of $2.3 million from the prior year comparative period. This decrease is primarily due to $6.1 million of cash used for payment of certain assumed liabilities related to the acquisition of Endeka and $1.1 million of cash used for the repurchase of stock during the six months ended June 30, 2013. The decreases were partially offset by the $3.1 million decrease in excess windfall tax benefits from stock option exercises, $1.0 million in cash used to pay minimum statutory taxes related to our time-based RSUs that vested during the six months ended June 30, 2014, $0.3 million in cash used to pay holdback liabilities related to the Endeka acquisition during the six months ended June 30, 2014, a $0.3 million increase in cash used for capital leases and notes payable, and a $0.1 million decrease in proceeds from exercise of stock options.

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

Recently Issued Accounting Standards

Information regarding recent accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1, which is incorporated herein by this reference.

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2014, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2014, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

					X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Equity for Boingo Wireless, Inc.; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: August 11, 2014	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: August 11, 2014	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Accounting Officer)