Form 10-Q
period 2014-09-30
BOINGO WIRELESS INC
filed 2014-11-10
CIK 1169988

h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2014, there were 36,086,026 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,030	$27,338
Restricted cash	115	545
Marketable securities	17,261	32,962
Accounts receivable, net	23,913	16,326
Prepaid expenses and other current assets	3,667	2,566
Deferred tax assets	1,192	1,192
Total current assets	50,178	80,929
Property and equipment, net	106,118	67,560
Goodwill	42,403	42,403
Intangible assets, net	20,585	23,413
Other assets	1,398	1,210
Total assets	$220,682	$215,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,856	$11,642
Accrued expenses and other liabilities	20,083	17,055
Deferred revenue	25,478	19,292
Total current liabilities	56,417	47,989
Deferred revenue, net of current portion	27,223	21,591
Deferred tax liabilities	3,646	3,369
Other liabilities	1,153	2,133
Total liabilities	88,439	75,082

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 36,056 and 35,226 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	187,935	182,927
Accumulated deficit	(56,360)	(43,363)
Accumulated other comprehensive loss	(214)	—
Total common stockholders’ equity	131,365	139,568
Non-controlling interests	878	865
Total stockholders’ equity	132,243	140,433
Total liabilities and stockholders’ equity	$220,682	$215,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$30,822	$28,607	$85,670	$77,980
Costs and operating expenses:
Network access	15,058	13,670	41,230	34,375
Network operations	6,245	4,495	17,862	13,199
Development and technology	3,965	2,622	10,805	8,484
Selling and marketing	3,778	3,294	11,629	10,106
General and administrative	4,304	3,201	13,344	11,502
Amortization of intangible assets	959	541	2,812	1,456
Total costs and operating expenses	34,309	27,823	97,682	79,122
(Loss) income from operations	(3,487)	784	(12,012)	(1,142)
Interest and other income (expense), net	11	(2)	12	70
(Loss) income before income taxes	(3,476)	782	(12,000)	(1,072)
Income tax expense (benefit)	75	258	378	(382)
Net (loss) income	(3,551)	524	(12,378)	(690)
Net income attributable to non-controlling interests	264	170	619	476
Net (loss) income attributable to common stockholders	$(3,815)	$354	$(12,997)	$(1,166)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.11)	$0.01	$(0.36)	$(0.03)
Diluted	$(0.11)	$0.01	$(0.36)	$(0.03)

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	35,881	35,593	35,619	35,620
Diluted	35,881	37,129	35,619	35,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net (loss) income	$(3,551)	$524	$(12,378)	$(690)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(197)	—	(197)	—
Comprehensive (loss) income	(3,748)	524	(12,575)	(690)
Comprehensive loss attributable to non-controlling interest	281	170	636	476
Comprehensive (loss) income attributable to common stockholders	$(4,029)	$354	$(13,211)	$(1,166)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2013	35,226	$4	$182,927	$(43,363)	$—	$865	$140,433
Issuance of common stock under stock incentive plans	830	—	860	—	—	—	860
Shares withheld for taxes	—	—	(1,413)	—	—	—	(1,413)
Stock-based compensation expense	—	—	5,501	—	—	—	5,501
Excess tax benefit from stock-based compensation	—	—	60	—	—	—	60
Non-controlling interests distributions	—	—	—	—	—	(623)	(623)
Net (loss) income	—	—	—	(12,997)	—	619	(12,378)
Other comprehensive loss	—	—	—	—	(214)	17	(197)
Balance at September 30, 2014	36,056	$4	$187,935	$(56,360)	$(214)	$878	$132,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(12,378)	$(690)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,650	13,611
Amortization of intangible assets	2,812	1,456
Impairment loss	406	—
Stock-based compensation	5,210	3,199
Excess tax benefits from stock-based compensation	(60)	(1,796)
Change in fair value of contingent consideration	(358)	—
Change in deferred income taxes	277	5
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,609)	(2,057)
Prepaid expenses and other assets	(1,246)	(296)
Accounts payable	1,234	(509)
Accrued expenses and other liabilities	(1,118)	(1,695)
Deferred revenue	11,818	1,332
Net cash provided by operating activities	18,638	12,560
Cash flows from investing activities
Decrease in restricted cash	430	—
Purchases of marketable securities	(27,156)	(33,399)
Proceeds from sales of marketable securities	42,857	38,464
Purchases of property and equipment	(55,021)	(19,150)
Payments for business acquisition, net of cash acquired	(147)	(4,874)
Net cash used in investing activities	(39,037)	(18,959)
Cash flows from financing activities
Excess tax benefits from stock-based compensation	60	1,796
Proceeds from exercise of stock options	860	540
Repurchase and retirement of common stock	—	(2,556)
Payments of capital leases and notes payable	(544)	(96)
Payments of acquired notes payable and financed liabilities	—	(6,079)
Payment of contingent consideration and other acquisition related consideration	(1,255)	—
Payments of withholding tax on net issuance of restricted stock units	(1,413)	—
Payments to non-controlling interests	(623)	(598)
Net cash used in financing activities	(2,915)	(6,993)
Effect of exchange rates on cash	6	—
Net decrease in cash and cash equivalents	(23,308)	(13,392)
Cash and cash equivalents at beginning of period	27,338	58,138
Cash and cash equivalents at end of period	$4,030	$44,746
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$13,272	$4,679
Acquisition of equipment under capital leases	361	—
Assets acquired in business acquisition	—	17,317
Liabilities assumed in business acquisition	—	12,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of mobile Internet solutions for smartphones, tablet computers, laptops, and other wireless-enabled consumer devices. The Company has more than a million small cell networks for cellular distributed antenna system (“DAS”) and Wi-Fi access that reach more than one billion consumers annually. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these small cell networks. Wholesale offerings include Wi-Fi roaming, private label Wi-Fi, location based services, and DAS, which are cellular extension networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than one million commercial hotspots worldwide, and Internet Protocol television (“IPTV”) services and residential broadband for military barracks. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at military bases.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in our annual report on Form 10-K filed with the SEC on March 17, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013, and our financial position as of September 30, 2014. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statements of operations. There were no significant transaction costs associated with business combinations for the three and nine months ended September 30, 2014. There were no significant transaction costs associated with business combinations for the three months ended September 30, 2013. Transaction costs associated with business combinations were $192 for the nine months ended September 30, 2013.

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

Revenue is predominately generated and all significant long-lived tangible assets are held in the U.S. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Wholesale	$15,138	$14,328	$39,133	$38,222
Retail subscription	8,426	8,860	24,881	25,658
Retail single-use	2,661	2,386	8,027	7,802
Advertising and other	4,597	3,033	13,629	6,298
Total revenue	$30,822	$28,607	$85,670	$77,980

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At September 30, 2014 and December 31, 2013, we had $17,261 and $32,962, respectively, in marketable securities.

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

For the nine months ended September 30, 2014 and 2013, we had no significant realized gains or losses from investments in marketable securities classified as available-for-sale. As of September 30, 2014 and December 31, 2013, we had no unrealized gains or losses in accumulated other comprehensive loss.

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

Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the telecom operator agreement. The initial term of our contracts with telecom operators and wholesale partners generally range from two to ten years and the agreements generally contain renewal clauses. Revenue from network access fees in excess of the monthly minimums is recognized when earned.

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

Subscription fees from retail customers are paid monthly in advance and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. We provide refunds for our Wi-Fi and IPTV services on a case-by-case basis.  These amounts are not significant and are recorded as contra-revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail single-use access is recognized when earned.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheet. As of September 30, 2014 and December 31, 2013, the Company had $(214) and $0, respectively, of cumulative foreign currency translation adjustments, net of tax in accumulated other comprehensive loss.

Some of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the condensed consolidated statements of operations.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern in connection with each annual and interim period. Management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt. The standard will be effective for the first annual period ending after December 15, 2016. Early adoption is permitted. We are currently evaluating the expected impact of this new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The standard will be effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is not permitted. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are currently evaluating the expected impact of this new standard on our reporting of revenue contracts in our consolidated financial statements.

3. Acquisitions

Electronic Media Systems, Inc. and Advanced Wireless Group, LLC

On October 31, 2013, we acquired all outstanding stock of Electronic Media Systems, Inc. and all membership interests in its subsidiary, Advanced Wireless Group, LLC, not otherwise owned by Electronic Media Systems, Inc. such that we are now the beneficial owner of all membership interests of Advanced Wireless, Group, LLC (collectively, “AWG”). AWG operated public Wi-Fi in seventeen U.S. airports including Los Angeles International, Charlotte/Douglas International, Miami International, Minneapolis- St. Paul International, Detroit Metropolitan Airport, and Boston’s Logan International. We have included the operating results of AWG in our condensed consolidated financial statements since the date of acquisition.

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

During the nine months ended September 30, 2014, we finalized our purchase price allocation, which was preliminary as of December 31, 2013 due to estimated net equity adjustments and the filing of AWG’s final short period 2013 tax returns, both of which impacted the final purchase price allocation. As these purchase accounting adjustments were finalized during the measurement period, we retrospectively adjusted the provisional amounts recognized at the acquisition date to reflect the new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. As a result, goodwill decreased by $28, accrued expenses and other liabilities increased by $147, and accumulated deficit increased by $175 as of December 31, 2013 as compared to the audited consolidated financial statements contained in our annual report on Form 10-K filed with the SEC on March 17, 2014. The increase in accumulated deficit was the result of the valuation allowance that was established by the Company against its deferred tax assets as of December 31, 2013. The final purchase price allocation resulted in a $175 decrease in deferred tax liabilities and goodwill; accordingly, the Company had to increase the valuation allowance for deferred tax assets by $175, resulting in additional deferred tax expense for the year ended December 31, 2013.

The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the final purchase price allocation:

		Weighted Average
	Estimated Fair	Estimated Useful
	Value	Life (years)
Consideration:
Cash paid	$14,800
Net equity adjustments	147
Holdback consideration	1,600
Contingent consideration	980
Total consideration	$17,527
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$215
Restricted cash	515
Accounts receivable	988
Other current assets	609
Property and equipment	2,297
Accounts payable	(563)
Accrued expenses	(515)
Other current liabilities	(134)
Capital lease obligations	(932)
Other non-current liabilities	(130)
Deferred tax liabilities	(3,386)
Net tangible liabilities acquired	(1,036)
Existing airport contracts and relationships	4,700	6.7
Technology	270	6.0
Trademark and tradename	120	3.0
Non-compete agreement	3,590	5.0
Goodwill	9,883
Total purchase price	$17,527

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $6,498, which includes cash paid at closing, holdback consideration to be paid and the fair value of additional contingent consideration comprised of two components: (i) a payment (“Build Payment”) if the amount of the capital expenditures incurred for the substantial completion of a specified build project is less than a target; and (ii) a payment (“Milestone Payment”) based on revenue generated by certain contracts in fiscal year 2014. There is no maximum to the contingent consideration payments for the Milestone Payment. We do not expect to make any payments associated with the Build Payment. The Milestone Payment will be paid on or around February 28, 2015.

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

The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the final purchase price allocation:

	Estimated Fair	Estimated Useful
	Value	Life (years)
Consideration:
Cash paid	$4,894
Holdback consideration	275
Contingent consideration	1,329
Total consideration	$6,498
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$20
Other current assets	44
Property and equipment	4,617
Other assets	12
Accounts payable	(992)
Other current liabilities	(211)
Notes payable and financed liabilities	(6,476)
Deferred tax liabilities	(2,637)
Net tangible liabilities acquired	(5,623)
Existing customer contracts and relationships	4,770	10.0
Technology	930	6.0
Trademark and tradename	300	10.0
Non-compete agreement	250	2.0
Other intangibles	95	10.0
Goodwill	5,776
Total purchase price	$6,498

During the nine months ended September 30, 2014, we paid the holdback consideration in the amount of $275 to the previous Endeka shareholders.

Pro forma results

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2013 as if the acquisitions of AWG and Endeka had occurred on January 1, 2012. These results are not intended to reflect the actual operations of the Company had the acquisitions occurred on January 1, 2012. We did not record any incremental income taxes for pro forma net income (loss) because we established a valuation allowance in 2013.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Revenue	$30,804	$84,995
Net income (loss)	$88	$(2,375)

4. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$2,078	$3,655
Money market accounts	1,952	23,683
Total cash and cash equivalents	$4,030	$27,338

For the nine months ended September 30, 2014 and 2013, interest income was $105 and $145, respectively, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations.

5. Property and equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2014	2013
Leasehold improvements	$129,403	$97,462
Construction in progress	36,163	18,157
Computer equipment	8,539	7,372
Software	14,905	10,452
Office equipment	419	412
Total property and equipment	189,429	133,855
Less: accumulated depreciation and amortization	(83,311)	(66,295)
Total property and equipment, net	$106,118	$67,560

Depreciation and amortization of property and equipment is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Network access	$5,027	$3,058	$13,400	$9,140
Network operations	1,370	1,116	3,739	2,932
Development and technology	852	507	2,331	1,395
General and administrative	86	63	180	144
Total depreciation and amortization of property and equipment	$7,335	$4,744	$19,650	$13,611

During the three and nine months ended September 30, 2014, the Company recognized $406 of impairment losses, which is included within development and technology expenses in the accompanying condensed consolidated statements of operations, related to a change in the use of certain software developed for internal use that indicated that the carrying value of those assets will not be recoverable.

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

At September 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$1,952	$—	$—	$1,952
Marketable securities	—	17,261	—	17,261
Total assets	$1,952	$17,261	$—	$19,213
Liabilities:
Contingent consideration	$—	$—	$584	$584
Total liabilities	$—	$—	$584	$584

At December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$23,683	$—	$—	$23,683
Marketable securities	—	32,962	—	32,962
Total assets	$23,683	$32,962	$—	$56,645
Liabilities:
Contingent consideration	$—	$—	$1,942	$1,942
Total liabilities	$—	$—	$1,942	$1,942

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

The Company used the income approach to value the contingent consideration as of September 30, 2014. The contingent consideration used a discounted cash flow method with probability weighted cash flows for Endeka. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration, categorized as Level 3:

Beginning balance, January 1, 2014	$1,942
Payment of contingent consideration	(1,000)
Change in fair value	(358)
Ending balance, September 30, 2014	$584

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
Revenue share	$3,959	$4,598
Salaries and wages	2,217	3,024
Accrued for construction-in-progress	7,824	2,717
Accrued partner network	802	736
Deferred rent	806	853
Holdback liabilities	1,600	1,875
Contingent consideration	584	980
Other	2,291	2,272
Total accrued expenses and other liabilities	$20,083	$17,055

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

Income tax expense (benefit) of $378 and $(382) reflects an effective tax rate of (3.1%) and 35.6% for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the nine months ended September 30, 2014. Our effective tax rate differs from the statutory rate primarily due to benefits from disqualifying dispositions of incentive stock options and non-tax deductible transaction costs related to the acquisition of Endeka for the nine months ended September 30, 2013. At September 30, 2014, we have net deferred tax liabilities of $2,454, which include net operating loss carry-forwards. As of September 30, 2014 and December 31, 2013, we had $461 and $445, respectively, of uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of September 30, 2014 and December 31, 2013, we have accrued $69 and $53, respectively, for related interest, net of federal income tax benefits, and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2014 was $286.

We are subject to taxation in the United States and in various states. Our tax years 2011 and forward are subject to examination by the IRS and our tax years 2009 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income. We are currently subject to examination by the IRS for our 2011 tax year. Although the ultimate outcome is unknown, we believe that any adjustments that may result from the examination is not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”) with Silicon Valley Bank. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of September 30, 2014, we have Letters of Credit totaling $3,307 that are scheduled to expire over the next thirteen-month period. There have been no drafts drawn under these Letters of Credit as of September 30, 2014. Subsequent to September 30, 2014, the Company increased the value of one Letter of Credit by $1,789.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1 of each year, the number of shares of common stock reserved for issuance under our stock incentive plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.  As of September 30, 2014, 8,693,162 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Network operations	$344	$241	$983	$638
Development and technology	118	143	378	242
Selling and marketing	396	301	1,132	759
General and administrative	984	667	2,717	1,560
Total stock-based compensation	$1,842	$1,352	$5,210	$3,199

We capitalized $130 and $291 of stock-based compensation expense during the three and nine months ended September 30, 2014, respectively.

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

A summary of the stock option activity is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Options (000’s)	Price	Life (years)	Value
Outstanding at December 31, 2013	4,955	$6.31	6.6	$9,535
Granted	203	5.99
Exercised	(344)	2.50
Canceled/forfeited	(346)	7.88
Outstanding at September 30, 2014	4,468	$6.47	6.0	$9,919
Vested, exercisable and expected to vest at September 30, 2014	4,373	$6.45	6.0	$9,870
Exercisable at September 30, 2014	2,899	$5.44	4.9	$9,252

The significant assumptions used for newly-issued stock option grants for the nine months ended September 30, 2014 were an expected term of 6.25 years, an expected volatility of 48.6%, a risk free interest rate of 1.8% and no expected dividends.  The weighted average grant date fair value for stock option grants for the nine months ended September 30, 2014 was $2.92.

Restricted stock unit awards

We grant time-based restricted stock units (“RSU”) to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel generally vest over a two to three year period subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

During the nine months ended September 30, 2014, we granted performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s annual revenue growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement with one-third of the performance-based RSUs vesting when the individual completes 12 months of continuous service and the balance vesting over a series of eight successive equal quarterly installments thereafter subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

A summary of the nonvested RSU activity under the 2011 Plan is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Nonvested at December 31, 2013	753	$6.22
Granted	1,610	$5.97
Vested	(707)	$6.39
Forfeited	(106)	$6.04
Nonvested at September 30, 2014	1,550	$5.90

During the nine months ended September 30, 2014, 707,468 shares of time-based RSUs vested. The Company issued 485,671 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net (loss) income per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(3,815)	$354	$(12,997)	$(1,166)
Denominator:
Weighted average common stock, basic	35,881	35,593	35,619	35,620
Dilutive effect of stock options	—	1,347	—	—
Dilutive effect of RSUs	—	189	—	—
Weighted average common stock, dilutive	35,881	37,129	35,619	35,620
Net (loss) income per share attributable to common stockholders:
Basic	$(0.11)	$0.01	$(0.36)	$(0.03)
Diluted	$(0.11)	$0.01	$(0.36)	$(0.03)

For the three months ended September 30, 2013, 3,086,287 options to purchase common stock were not included in the computation of diluted net income per share as the inclusion would have been anti-dilutive. For the nine months ended September 30, 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period. For the three and nine months ended September 30, 2014, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period as the inclusion would be anti-dilutive.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we repurchased and retired approximately 362,000 shares under this program for approximately $2,541, excluding commissions paid, or an average price per share of $7.02. As of September 30, 2014, the remaining approved amount for repurchases was approximately $5,180.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our small cell networks include DAS and Wi-Fi networks that we manage and operate ourselves, which we refer to as our “managed and operated” locations, as well as Wi-Fi networks managed and operated by third-parties with whom we contract for access, which we refer to as our “roaming” networks. Our managed and operated locations are typically located in large venues with big audiences, such as airports, stadiums, arenas, universities, convention centers, shopping malls, and military bases where we install a wireless network infrastructure and generally have exclusive multi-year agreements. Our roaming networks comprise more than one million commercial Wi-Fi hotspots in over 100 countries around the world. We also sell advertising and sponsorships on other Wi-Fi networks that are not part of our network on behalf of the network owner.

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

We generate revenue from individual users purchasing month-to-month retail subscription plans that automatically renew hotspot specific single-use access to our network, or residential broadband and Internet Protocol television (“IPTV”) services in military barracks. As of September 30, 2014 and 2013, we had approximately 286,000 and 313,000 subscribers, respectively.

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

The following provides a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Net (loss) income attributable to common stockholders	$(3,815)	$354	$(12,997)	$(1,166)
Depreciation and amortization of property and equipment	7,335	4,744	19,650	13,611
Income tax expense (benefit)	75	258	378	(382)
Amortization of intangible assets	959	541	2,812	1,456
Stock-based compensation expense	1,842	1,352	5,210	3,199
Non-controlling interests	264	170	619	476
Interest and other (income) expense, net	(11)	2	(12)	(70)
Adjusted EBITDA	$6,649	$7,421	$15,660	$17,124

Results of Operations

The following tables set forth our results of operations for the specified periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$30,822	$28,607	$85,670	$77,980
Costs and operating expenses:
Network access	15,058	13,670	41,230	34,375
Network operations	6,245	4,495	17,862	13,199
Development and technology	3,965	2,622	10,805	8,484
Selling and marketing	3,778	3,294	11,629	10,106
General and administrative	4,304	3,201	13,344	11,502
Amortization of intangible assets	959	541	2,812	1,456
Total costs and operating expenses	34,309	27,823	97,682	79,122
(Loss) income from operations	(3,487)	784	(12,012)	(1,142)
Interest and other income (expense), net	11	(2)	12	70
(Loss) income before income taxes	(3,476)	782	(12,000)	(1,072)
Income tax expense (benefit)	75	258	378	(382)
Net (loss) income	(3,551)	524	(12,378)	(690)
Net income attributable to non-controlling interests	264	170	619	476
Net (loss) income attributable to common stockholders	$(3,815)	$354	$(12,997)	$(1,166)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Network access	$5,027	$3,058	$13,400	$9,140
Network operations	1,370	1,116	3,739	2,932
Development and technology	852	507	2,331	1,395
General and administrative	86	63	180	144
Total (1)	$7,335	$4,744	$19,650	$13,611

(1)

The $2.6 million and $6.0 million increase in depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively, is primarily due to increased depreciation and amortization expense from our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2013 and 2014.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Network operations	$344	$241	$983	$638
Development and technology	118	143	378	242
Selling and marketing	396	301	1,132	759
General and administrative	984	667	2,717	1,560
Total (2)	$1,842	$1,352	$5,210	$3,199

(2)

The $0.5 million increase in stock-based compensation expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is due primarily to $0.5 million of additional stock-based compensation expense related to the stock options and restricted stock units (“RSU”) issued in 2013 and 2014.

The $2.0 million increase in stock-based compensation expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is due primarily to $2.5 million of additional stock-based compensation expense related to the stock options and restricted stock units (“RSU”) issued in 2013 and 2014, which was partially offset by $0.5 million of additional reductions recorded in 2013 for employees who left the Company during 2013.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	48.9	47.8	48.1	44.1
Network operations	20.3	15.7	20.8	16.9
Development and technology	12.9	9.2	12.6	10.9
Selling and marketing	12.3	11.5	13.6	13.0
General and administrative	14.0	11.2	15.6	14.7
Amortization of intangible assets	3.1	1.9	3.3	1.9
Total costs and operating expenses	111.3	97.3	114.0	101.5
(Loss) income from operations	(11.3)	2.7	(14.0)	(1.5)
Interest and other income (expense), net	0.0	(0.0)	0.0	0.1
(Loss) income before income taxes	(11.3)	2.7	(14.0)	(1.4)
Income tax expense (benefit)	0.2	0.9	0.4	(0.5)
Net (loss) income	(11.5)	1.8	(14.4)	(0.9)
Net income attributable to non-controlling interests	0.9	0.6	0.7	0.6
Net (loss) income attributable to common stockholders	(12.4)%	1.2%	(15.2)%	(1.5)%

Three Months ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except churn data and percentages)
Revenue:
Wholesale	$15,138	$14,328	$810	5.7%
Retail subscription	8,426	8,860	(434)	(4.9)%
Retail single-use	2,661	2,386	275	11.5%
Advertising and other	4,597	3,033	1,564	51.6%
Total revenue	$30,822	$28,607	$2,215	7.7%

Key business metrics:
Subscribers	286	313	(27)	(8.6)%
Monthly churn	11.4%	10.2%	1.2%	11.8%
Connects	21,902	10,895	11,007	101.0%
DAS nodes	8.1	5.9	2.2	37.3%

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

Total revenue. Total revenue increased $2.2 million or 7.7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Wholesale.  Wholesale revenue increased $0.8 million, or 5.7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to a $0.5 million increase in DAS access fees from our telecom operators, a $0.2 million increase in partner usage-based fees, and a $0.2 million increase in our wholesale service provider revenues. The increase was partially offset by a $0.2 decrease in revenues related to new build-out projects in our managed and operated locations. Wholesale revenue for the three months ended September 30, 2014 includes $0.7 million from a Wi-Fi build-out project.

Retail subscription. Retail subscription revenue decreased $0.4 million, or 4.9%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease is primarily due a decrease in our average monthly subscribers which was partially offset by a 2.0% increase in our average monthly revenue per subscriber for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Retail single-use.  Retail single-use revenue increased $0.3 million, or 11.5%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Retail single-use revenue includes $0.6 million of revenues related to the venues acquired from Electronic Media Systems, Inc. and Advanced Wireless Group, LLC (collectively, “AWG”) in October 2013.

Advertising and other.  Advertising and other revenue increased $1.6 million, or 51.6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 primarily due to a $2.0 million increase in advertising sales at our managed and operated locations, which includes $1.7 million of advertising sales at the venues acquired from AWG in October 2013.

Costs and Operating Expenses

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$15,058	$13,670	$1,388	10.2%
Network operations	6,245	4,495	1,750	38.9%
Development and technology	3,965	2,622	1,343	51.2%
Selling and marketing	3,778	3,294	484	14.7%
General and administrative	4,304	3,201	1,103	34.5%
Amortization of intangible assets	959	541	418	77.3%
Total costs and operating expenses	$34,309	$27,823	$6,486	23.3%

Network access. Network access costs increased $1.4 million, or 10.2%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase is primarily due to a $2.0 million increase in depreciation expense,  a $1.9 million increase in revenue share paid to venues in our managed and operated locations, and a $0.9 million increase in internet connectivity expenses. The increases were partially offset by a $2.5 million decrease in other direct costs and a $0.9 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $1.8 million, or 38.9%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to a $1.0 million increase in personnel related expenses primarily resulting from increased headcount,  a $0.3 million increase in depreciation expense, a $0.2 million increase in network maintenance expense, and a $0.3 million increase in other operating expenses.

Development and technology. Development and technology expenses increased $1.3 million, or 51.2% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to a $0.4 million impairment loss related to a change in the use of certain software developed for internal use,  a $0.3 million increase in depreciation expense,  a $0.2 million increase in hardware and software maintenance expenses, and a $0.4 million increase in other operating expenses for the three months ended September 30, 2014.

Selling and marketing. Selling and marketing expenses increased $0.5 million, or 14.7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due primarily to a $0.6 million increase in personnel related expenses primarily resulting from increased headcount.

General and administrative.  General and administrative expenses increased $1.1 million, or 34.5%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to a $0.6 million increase in personnel related expenses, inclusive of a $0.3 million increase in stock-based compensation expenses, a $0.2 million increase in consulting expenses, and a $0.3 million increase in other operating expense.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.4 million, or 77.3%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to our acquisition of AWG in October 2013.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, remained essentially unchanged for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Income Tax Expense

We had income tax expense of $0.1 million for the three months ended September 30, 2014 compared to $0.3 million for the three months ended September 30, 2013. Our effective tax rate decreased to (2.2%) for the three months ended September 30, 2014 compared to 33.0% for the three months ended September 30, 2013 due primarily to the valuation allowance we established at year-end in 2013.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Net (Loss) Income Attributable to Common Stockholders

We generated a  net loss for the three months ended September 30, 2014 as compared to net income for the three months ended September 30, 2013, primarily as a result of the $6.5 million increase in costs and operating expenses which was partially offset by the $2.2 million increase in revenues and the $0.2 million decrease in income tax expense.  We generated a diluted net loss per share for the three months ended September 30, 2014 primarily as a result of our net loss.

Adjusted EBITDA

Adjusted EBITDA was $6.7 million for the three months ended September 30, 2014, down 10.4% from the $7.4 million recorded in the three months ended September 30, 2013. As a percent of revenue, Adjusted EBITDA was 21.6% for the three months ended September 30, 2014, down from 25.9% of revenue for the three months ended September 30, 2013. The Adjusted EBITDA decrease was due primarily to the $4.2 million increase in our net loss attributable to common stockholders and a $0.2 million decrease in income tax expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was partially offset by a $3.0 million increase in depreciation and amortization expense, a $0.5 million increase in stock-based compensation expenses and a $0.1 million increase in non-controlling interest for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Nine Months ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Wholesale	$39,133	$38,222	$911	2.4%
Retail subscription	24,881	25,658	(777)	(3.0)%
Retail single-use	8,027	7,802	225	2.9%
Advertising and other	13,629	6,298	7,331	116.4%
Total revenue	$85,670	$77,980	$7,690	9.9%

Key business metrics:
Subscribers	286	313	(27)	(8.6)%
Monthly churn	11.5%	10.1%	1.4%	13.9%
Connects	59,694	28,391	31,303	110.3%
DAS nodes	8.1	5.9	2.2	37.3%

Total revenue. Total revenue increased $7.7 million or 9.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Wholesale.  Wholesale revenue increased $0.9 million, or 2.4%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to a $2.8 million increase in revenues related to new build-out projects in our managed and operated locations, which includes $0.7 million of revenue related to a Wi-Fi build-out project, a $1.1 million increase in DAS access fees from our telecom operators, and a $0.4 million increase in our wholesale service provider revenues. The increases were partially offset by a $3.4 million decrease in partner usage-based fees.

Retail subscription. Retail subscription revenue decreased $0.8 million, or 3.0%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease is primarily due to a decrease in our average monthly subscribers for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Retail single-use.  Retail single-use revenue remained essentially unchanged for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Retail single-use revenue includes $1.8 million of revenues related to the venues acquired from AWG in October 2013.

Advertising and other.  Advertising and other revenue increased $7.3 million, or 116.4%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 due primarily to an  $8.0 million increase in advertising sales at our managed and operated locations, which includes $5.2 million of advertising sales at the venues acquired from AWG in October 2013. The increase was partially offset by a $0.7 million decrease in other revenues.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$41,230	$34,375	$6,855	19.9%
Network operations	17,862	13,199	4,663	35.3%
Development and technology	10,805	8,484	2,321	27.4%
Selling and marketing	11,629	10,106	1,523	15.1%
General and administrative	13,344	11,502	1,842	16.0%
Amortization of intangible assets	2,812	1,456	1,356	93.1%
Total costs and operating expenses	$97,682	$79,122	$18,560	23.5%

Network access. Network access costs increased $6.9 million, or 19.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase is primarily due to a $5.2 million increase in revenue share paid to venues in our managed and operated locations,  a  $4.3 million increase in depreciation expense and a $2.1 million increase in internet connectivity expenses. The increases were partially offset by a $2.7 million decrease in other direct costs, which includes $0.4 million of costs related to a Wi-Fi build out project, and a $2.1 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $4.7 million, or 35.3%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to a $2.9 million increase in personnel related expenses primarily resulting from increased headcount, a $0.8 million increase in depreciation expense, a $0.3 million increase in network maintenance expenses, a $0.2 million increase in travel and entertainment expenses, a $0.2 million increase in hardware and software expenses and a $0.3 million increase in other operating expenses.

Development and technology. Development and technology expenses increased $2.3 million, or 27.4% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to a $0.9 million increase in depreciation expense, a $0.7 million increase in hardware and software maintenance expenses, a $0.4 million impairment loss related to a change in the use of certain software developed for internal use,  a $0.2 million increase in technology service expenses, and a $0.5 million increase in other operating expenses for the nine months ended September 30, 2014. The increases were partially offset by a $0.4 million decrease in personnel related expenses.

Selling and marketing. Selling and marketing expenses increased $1.5 million, or 15.1%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due primarily to a $2.0 million increase in personnel related expenses primarily resulting from increased headcount. The increase was partially offset by a $0.5 million decrease in marketing related expenses.

General and administrative.  General and administrative expenses increased $1.8 million, or 16.0%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due primarily to a $1.8 million increase in personnel related expenses, inclusive of a $1.2 million increase in stock-based compensation expenses, and a $0.2 million increase in consulting expenses. The increase was partially offset by a $0.2 million decrease in other operating expenses.

Amortization of intangible assets.  Amortization of intangible assets expense increased $1.4 million, or 93.1%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to our acquisitions of Endeka Group, Inc. and AWG in February 2013 and October 2013, respectively.

Interest and Other Income, Net

Interest and other income, net, remained essentially unchanged for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Income Tax Expense (Benefit)

We had income tax expense of $0.4 million for the nine months ended September 30, 2014 compared to income tax benefit of $0.4 million for the nine months ended September 30, 2013. Our effective tax rate decreased to (3.1)% for the nine months ended September 30, 2014 compared to 35.6% for the nine months ended September 30, 2013 due primarily to the valuation allowance we established at year end in 2013.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Net Loss Attributable to Common Stockholders

Our net loss for the nine months ended September 30, 2014 increased as compared to the nine months ended September 30, 2013, primarily as a result of the $18.6 million increase in costs and operating expenses and the $0.8 million decrease in income tax benefits, which was partially offset by the $7.7 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $15.7 million for the nine months ended September 30, 2014, down 8.6% from the $17.1 million recorded in the nine months ended September 30, 2013. As a percent of revenue, Adjusted EBITDA was 18.3% for the nine months ended September 30, 2014, down from 22.0% of revenue for the nine months ended September 30, 2013. The Adjusted EBITDA decrease was due primarily to the $11.8 million increase in our net loss attributable to common stockholders for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was partially offset by a $7.4 million increase in depreciation and amortization expense, a $2.0 million increase in stock-based compensation expenses, a $0.8 million decrease in income tax benefits, and a $0.1 million increase in non-controlling interest.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities.  Our primary sources of liquidity as of September 30, 2014 consisted of $4.0 million of cash and cash equivalents and $17.3 million of marketable securities.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. Our capital expenditures in the nine months ended September 30, 2014 were $55.0 million, of which $27.6 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations for at least the next 12 months. However, we are currently seeking debt financing to assist in funding our capital requirements and any potential acquisitions and believe we will be successful in securing such additional debt financing in the near term. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2014 will range from $10 million to $15 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2014 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the nine months ended September 30:

	2014	2013
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$18,638	$12,560
Net cash used in investing activities	(39,037)	(18,959)
Net cash used in financing activities	(2,915)	(6,993)

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2014, we generated $18.6 million of net cash from operating activities, an increase of $6.1 million from the prior year comparative period. The increase is primarily due to a $6.3 million change in our operating assets and liabilities, net of effect of acquisition, a $7.4 million increase in depreciation and amortization expenses, a $1.7 million decrease in excess windfall tax benefits from stock option exercises, a $2.0 million increase in stock-based compensation expenses, a $0.3 million decrease in our deferred tax liabilities, and a $0.4 million increase in impairment losses. The increases were partially offset by the $11.7 million increase in our net loss and the $0.4 million change in fair value for our contingent consideration liabilities.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2014, we used $39.0 million in investing activities, an increase of $20.1 million from the prior year comparative period. This increase is primarily due to a $35.9 million increase in purchases of property and equipment and $0.1 million of cash paid for net equity adjustments for the acquisition of AWG. The increase was partially offset by a $10.6 million increase in cash provided by net proceeds from net sales of marketable securities, $4.9 million of cash used for the acquisition of Endeka during the nine months ended September 30, 2013, and a $0.4 million decrease in restricted cash.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2014, we used $2.9 million in financing activities, a decrease of $4.1 million from the prior year comparative period. This decrease is primarily due to $6.1 million of cash used for payment of certain assumed liabilities related to the acquisition of Endeka and $2.6 million of cash used for the repurchase of stock during the nine months ended September 30, 2013, and $0.3 million increase in proceeds from exercise of stock options during the nine months ended September 30, 2014 as compared to the comparative prior year period. The decreases were partially offset by the $1.7 million decrease in excess windfall tax benefits from stock option exercises, $1.4 million in cash used to pay minimum statutory taxes related to our time-based RSUs that vested during the nine months ended September 30, 2014, $1.3 million in cash used to pay contingent liabilities and other acquisition related consideration during the nine months ended September 30, 2014, and a $0.4 million increase in cash paid for capital leases and notes payable.

Contractual Obligations and Commitments

During August 2014, we entered into a lease amendment to expand the amount of space leased and extend the term of the lease for our corporate headquarters in Los Angeles, California.

The following table sets forth our contractual obligations and commitments as of September 30, 2014:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$44,373	$8,285	$14,108	$8,387	$13,593
Operating leases for office space(2)	36,731	2,222	6,113	6,022	22,374
Open purchase commitments(3)	8,224	8,224	—	—	—
Contingent consideration(4)	584	584	—	—	—
Unrecognized tax benefits(5)	286	—	286	—	—
Capital leases for equipment and software(6)	1,161	507	571	83	—
Total	$91,359	$19,822	$21,078	$14,492	$35,967

(1)

Payments under exclusive long‑term, non‑ cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight‑line basis over the term of the lease.

(2)	Office space under non‑cancellable operating leases.
(3)

Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our consolidated balance sheet as of September 30, 2014 as we have not received the related goods or services.

(4)	Contingent consideration related to business acquisitions (refer to Note 3 to the accompanying condensed consolidated financial statements included in Part I, Item 1).
(5)

The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized (refer to Note 8 to the accompanying condensed consolidated financial statements included in Part I, Item 1).

(6)	Leased equipment, primarily for data communication and database software, under non‑cancellable capital leases.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2014, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

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

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2014 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. Dollar.  Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2014, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.Legal Proceedings

The information set forth in Note 9 “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by this reference.

Item 1A.Risk Factors

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

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4

10.1	Lease Amendment dated August 19, 2014 between CA-10960 Wilshire Limited Partnership and Registrant.				X

10.2*	Supplemental Agreement, dated June 30, 2002 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.				X

10.3*	Supplemental Agreement, dated November 30, 2006 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.				X

10.4*	Supplemental Agreement, dated July 21, 2014 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.				X

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certification of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101†

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 for Boingo Wireless, Inc; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statements of Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from the Form 10-Q and submitted separately to the Securities and Exchange Commission.

†Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: November 10, 2014	By:	/s/ DAVID HAGAN
David Hagan
Chief Executive Officer

BOINGO WIRELESS, INC.

Date: November 10, 2014	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Accounting Officer)