Form 10-K
period 2014-12-31
BOINGO WIRELESS INC
filed 2015-03-16
CIK 1169988

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 15. Exhibits, Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $242,471,919 based on the last reported sale price of $6.83 per share on the NASDAQ Global Market on June 30, 2014, the last trading day of the most recently completed second fiscal quarter.

         As of March 3, 2015, 36,358,513 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's year ended December 31, 2014 are incorporated by reference into Part III of this Form 10-K where indicated.

BOINGO WIRELESS, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2014

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

 PART I

Item 1.    Business

  Company Overview

        Boingo helps the world stay connected.

        We have established a global footprint of small cell networks that provide high-speed, high-bandwidth wireless Internet service to smartphones, tablet computers, laptops, and other wireless-enabled devices. Small cells are low-powered radio access nodes that operate in licensed and unlicensed spectrum that have a range of 10 meters to 1 to 2 kilometers. These small cell networks cover more than a million distributed antenna system (DAS) and Wi- Fi locations and reach more than one billion consumers annually. With the proliferation of mobile Internet-enabled wireless devices, and growth of high-bandwidth usage from streaming media and smartphone apps, we expect these small cells to play a significant role in helping meet the ever-increasing data demands of connected consumers who are accustomed to the benefits of broadband performance at home and work and are seeking the same applications, performance and availability on-the-go.

        Our small cell networks include DAS and Wi-Fi networks that we manage and operate ourselves, which we refer to as our "managed and operated" locations, as well as Wi-Fi networks managed and operated by third-parties with whom we contract for access, which we refer to as our "roaming" networks. Our managed and operated locations are typically located in large venues with big audiences, such as airports, stadiums, arenas, U.S. military bases, universities, convention centers, and shopping malls where we install a wireless network infrastructure and generally have exclusive multi-year agreements. Our roaming networks comprise more than one million commercial Wi-Fi hotspots in more than 90 countries around the world. We also sell advertising and sponsorships on other Wi-Fi networks that are not part of our network on behalf of the network owner.

        We generate revenue through wholesale offerings, retail and military sales, and advertising and sponsorships. We have direct customer relationships with users who have purchased our services, and we also provide mobile Internet access and solutions to our partners, which include telecom operators, cable companies, technology companies, enterprise software and services companies, and communications service providers to allow their millions of users to connect to the mobile Internet through hotspots in our network. Our software solution—which provides one-click access to our global footprint of hotspots—has been rebranded for wholesale partners, in addition to being marketed under the Boingo brand. In combination with our back-end system infrastructure, it creates a global roaming solution for operators, carriers and other service providers.

        Individual retail users provide approximately 34% of our revenue by purchasing month-to-month subscription plans that automatically renew or hotspot specific single-use access to our network. As of December 31, 2014, our retail subscriber base is approximately 254,000, a decrease of approximately 18% over the prior year. Individual military users provide approximately 4% of our revenue by purchasing broadband and Internet Protocol television ("IPTV") services in military barracks. As of December 31, 2014, we have grown our military subscriber base to approximately 20,000 from approximately 2,000 in the prior year.

        We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS networks at locations where we manage and operate the wireless network. DAS revenue accounts for approximately 32% of our revenue. In addition, our partners pay us usage-based or user-based Wi-Fi network access and software licensing fees to allow their customers' access to our footprint worldwide. Wholesale Wi-Fi revenue accounts for approximately 13% of our revenue.

        We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access, promotional programs and online display advertising. Advertising and other revenue accounts for approximately 17% of our revenue.

        Our advertising business is seasonal, with the highest percentage of advertising sales occurring in the fourth quarter of each year. Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of sales occurring in the fourth quarter of each year and the lowest percentage of sales occurring in the first quarter of each year. We expect these trends to continue. Our other products have not experienced any significant seasonal impact.

        We were incorporated in the State of Delaware in April 2001 under the name Project Mammoth, Inc. and changed our name to Boingo Wireless, Inc. in October 2001. Our principal executive offices are located in Los Angeles, California. Our website address is www.boingo.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

  Industry Overview

        Popular business and consumer applications such as streaming media, online games, social networking, cloud storage, software-as-a-service and video calling require high-speed, high-bandwidth Internet access. These data-intensive applications are driving an escalation in Internet data traffic. With the proliferation of smartphones, tablet computers, laptops, and other Wi-Fi enabled devices, users expect to be able to access the same content and information while on-the-go. Global mobile data traffic is expected to increase by 10 times from 2014 to 2019 as projected by Cisco's Visual Networking Index ("CVNI").

        The adoption, growth and advancement of smartphones are key catalysts for the acceleration of high-speed and high-bandwidth mobile Internet usage. The improved computing power, rich graphical user interfaces and Internet capabilities of these devices enable mobile users to make video calls or stream full-length movies, contributing to the vast expansion of the wireless consumption of data. For example, the average smart device user generated 22 times the amount of data traffic generated by the average non-smart device user in 2014, according to CVNI. Mobile video traffic was 55% of traffic by the end of 2014, according to CVNI. Widely-used mobile applications allow individuals to access the same content and services on their smartphones and other mobile devices that they use at their homes or offices. By the end of 2014, the number of mobile-connected devices will exceed the number of people on earth, and by 2019 there will be nearly 1.5 mobile devices per capita according to CVNI. In addition, 46% of total mobile data traffic was offloaded through Wi-Fi or other small cells in 2014 and without offload, mobile data traffic would have grown 84% rather than 69% in 2014, according to CVNI.

        To cope with the significant increase in expected global mobile Internet data traffic, network operators are rapidly expanding their capacity and investing in technologies such as 3G and 4G cellular networks. According to CVNI, a 4G connection generated 10 times more traffic on average than a non-4G connection and although 4G connections represent only 6% of mobile connections today, they already account for 40% of mobile data traffic. These investments, while necessary, are only a short-term solution not capable of meeting the long-term demand for data usage. To ease the strain of cellular networks by off-loading data, network operators have also been investing in Wi-Fi and cellular DAS that recycle spectrum in large venues to increase overall capacity. According to ABI Research, the market for in-building wireless equipment and deployments is expected to grow to over $8 billion in 2019, up from a forecast of $4.4 billion for 2014 representing a 14% compound annual growth rate.

        Wi-Fi provides higher speed and higher bandwidth per user in high density locations, and is simpler and less expensive to deploy than additional cellular network capacity. The benefits and consumer demand for Wi-Fi have led hardware manufacturers to include Wi-Fi as a standard feature on smart devices, laptops and tablet computers. Wi-Fi has become the standard protocol for residential and office wireless networks and is increasingly prevalent in public venues, such as airports, hotels, coffee shops, shopping malls, arenas, stadiums, campuses and quick service restaurants.

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

  Our Strategy

        We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions and indoor DAS services for carriers. Key elements of our strategy to extend that lead are to:

  •
  Expand our footprint of managed and operated and aggregated networks.  We intend to continue to grow our global network of managed and operated DAS and Wi-Fi networks by pursuing new opportunities at large venues such as airports, arenas, stadiums, hospitals, campuses and universities. We also plan to enter into new roaming agreements with other network and hotspot operators to maximize the reach of our aggregated network, which creates a more attractive offering for our retail and military customers and wholesale Wi-Fi partners.

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

        Retail.    We enable individuals to purchase Internet access at our managed and operated hotspots and select partner locations around the world. We offer a selection of month-to-month subscription and single-use access plans. Our most common plans are the $9.95 monthly subscription and the single-use Boingo AsYouGo at $7.95 per day. Our single-use access plans provide unlimited access on a single device at a specific hotspot for a defined period of time, tolled from the time the user first logs on to the network. We will continue to launch other flexible plans to meet the evolving needs of our customers.

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

        Military.    We also provide broadband and IPTV services for troops stationed on U.S. military bases. Both IPTV and Internet service are available and include basic, standard and expanded service tiers, with discounted service options when both Internet and IPTV products are bundled in a combo package. Our most common plans are the $29.95 monthly subscription for Standard services (Internet or IPTV) and the $49.95 monthly subscription for Expanded services (Internet or IPTV). The Standard combo package is $54.95 per month and the Expanded combo package is $89.95 per month. Military personnel can also add premium channels at additional cost to enhance their IPTV service. Plans are available on daily (Internet only), weekly and monthly schedules, with different service options at each interval. These services are only available on the U.S. military bases.

        DAS.    We offer our telecom operator partners access to our DAS infrastructure at certain of our managed and operated hotspot locations. We deploy our DAS infrastructure within airports and other locations that require additional signal strength to improve the quality of cellular services.

        Wholesale—Wi-Fi.    Our integrated hardware and software platform allows us to provide a range of value-added services to network operators, device manufacturers, technology companies, enterprise software and services companies, and venue operators.

  •
  Roaming services.  We offer roaming services across our entire network of more than one million hotspot locations to our partners who can then provide mobile Internet services to their customers at these locations.

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

  •
  Turn-key solutions.  We offer our venue partners the ability to implement a turn-key Wi-Fi solution, with no initial investment, through a Wi-Fi network infrastructure that we install, manage and operate. Our turn-key solutions include a variety of service models that are supported through a mix of retail, military, wholesale Wi-Fi and advertising revenue.

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

  Our Network

        Through our managed and operated hotspots and our strategic partnership arrangements, users have access to more than one million hotspots worldwide in venues such as airports, hotels, coffee shops, shopping malls, arenas, stadiums and quick service restaurants. We design, build, monitor and maintain the Wi-Fi network at our managed and operated hotspot locations primarily located in the United States and Europe. Our strategic partnership arrangements with more than 130 network operators allow us to extend our global network to over 90 countries worldwide. In 2013, we acquired Electronic Media Systems, Inc. and Advanced Wireless Group, LLC and its network of 17 managed and operated networks (collectively, "AWG").

        Boingo hotspot locations by region as of December 31, 2014 included:

Region	Airport	Café / Retail	Convention Center	Hotel	Other(1)	Total
North America	70	47,702	176	3,061	45,268	96,277
South America	114	4,871	22	222	6,711	11,940
Europe, Middle East and Africa	237	16,535	379	10,517	206,486	234,154
Asia	248	163,951	3,428	34,544	509,293	711,464

Total	669	233,059	4,005	48,344	767,758	1,053,835

(1)
Includes schools and universities, offices, hospitals and public spaces.

  Marketing and Business Development

        Our marketing and business development efforts are designed to cost effectively attract and retain new customers, expand our footprint of Wi-Fi hotspots, DAS and advertising locations and identify business partners that could leverage our network to provide mobile Internet services to their customers. We focus on efficient customer acquisition and brand building through our on-line presence, in-venue signage, public relations, market research and other promotional activities.

        We seek to maximize customer lifetime value by managing subscriber acquisition cost, extending customer life and determining appropriate pricing. We use information about subscriber behavior to help us retain customers and determine premium offerings. Our segmentation is focused at the product level, so that we provide the right product, plan and price for each customer in each region of the world where we operate. Our consumer plans are available for essentially all Wi-Fi enabled devices and are priced on a month-to- month or per-use basis.

        We issue regular press releases announcing important partnerships and product developments and continually update our website with information about our network and services. We leverage our blog and social media accounts to further promote Boingo's product availability and applicability for travelers, digital elite and consumers on-the-go.

  Development

        Our development efforts are focused primarily on supporting our networks and the businesses that run across these networks. This includes software clients and web applications for ease of connecting to our managed and operated and aggregate partner networks, integrating our software client with our wholesale partners, continuing to adapt our technology to new operating systems and platforms, an advertising system and business and operations support system for monetizing network service, an IPTV platform for delivering IPTV services to our U.S. military bases and optimizing our networks and backend systems for roaming and carrier offload. Our development model is based on Agile development practices so any deviations can be promptly corrected to improve reliability in our network or services and enhance customer satisfaction. For the years ended December 31, 2014, 2013 and 2012, development and technology expenses were $14.9 million, $11.4 million and $10.8 million, respectively.

  Technology

        Over the past 14 years, we have developed proprietary systems that include the Boingo software client; authentication, authorization and tracking systems; mediation and billing systems; IPTV management and delivery platform; and a real-time operational support and software configuration and messaging infrastructure.

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

  Authentication, Authorization and Tracking System

        Our proprietary authentication, authorization and tracking system enables the reliable, scalable and secure initiation and termination of user Wi-Fi sessions on our network. This system authenticates our network users across a wide variety of hotspots and network operators, through a normalized authentication protocol. Through the authorization process, custom business rules ensure user access based on specific service parameters such as location, type of device, service plan and account information. Our system also captures duration, data traffic, location, and type of device. We normalize and process this data from disparate providers for our use and for our wholesale partners. This system has been enhanced to include support for secure Next Generation Hotspot roaming, which leverages Passpoint-certified devices and network hardware to establish seamless secure connections for customers.

  Mediation and Billing System

        Our mediation and billing system records and analyzes individual usage sessions required to bill for Wi-Fi usage. Users are charged based on variables such as pricing plan, device type, location, time and amount of use. Our system consolidates usage session information, determines the user identity and applies the appropriate aggregation and flagging to ensure proper usage processing. Our system handles exceptions automatically. Exceptions that cannot be solved automatically are brought to the attention of the operations staff for rectification of any discrepancies. The billing system provides billing based on roaming relationship, user type, device type and account type. Our retail and military customer mediation and billing is handled by the same infrastructure used for wholesale customer and billing, resulting in efficiencies of scale and operation.

  Software Configuration and Messaging System

        Our software configuration system provides real-time network configuration updates for approximately 2,630 networks and 50 detection and login methodologies used by the Boingo software client to access our network. Our software configuration system automatically registers new network definitions and login methodologies to allow individuals to connect to our hotspot locations. All supported platforms use a single configuration, providing a high level of operational and test efficiency. Our messaging system enables real-time customer notification and system interaction at login, based on location, network, user, account type, device and usage. This approach enables us and our partners to deliver custom marketing or service messages.

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

        Our Wi-Fi deployments are based on the IEEE 802.11a, b, g, n and ac standards and operate in the 2.4 GHz and 5 GHz unlicensed spectrum bands. We design, build, and operate DAS networks that provide 2G, 3G, and 4G-LTE services across multiple licensed-frequency bands for all major telecom operators.

  Customers

        We generate revenue primarily from our retail and military customers and wholesale partners. Our retail and military customers purchase either month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our retail and military customers primarily from users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. Some of our wholesale Wi-Fi customers license our software and pay usage-based network access fees to allow their customers access to our global Wi-Fi network and other wholesale Wi-Fi partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. Our DAS customers are telecom operators who pay us one-time build-out fees and recurring access fees for our DAS network, enabling their cellular customers to access these networks. Our wholesale customer relationships are generally governed by multi-year contracts. We acquire our wholesale customers through our business development efforts. We also generate revenue from advertisers that seek to reach visitors to the landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs. For the year ended December 31, 2014, entities affiliated with AT&T Inc. accounted for 15% of total revenue. For the year ended December 31, 2013, two groups of entities affiliated with Verizon Communications, Inc. and

AT&T Inc. each accounted for 14% of total revenue. For the year ended December 31, 2012, those same two groups of affiliated entities accounted for 17% and 15% of total revenue, respectively. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. In 2014, we updated our presentation of revenue sources to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access or IPTV services for individual use on U.S. military bases. Accordingly, we have disaggregated our subscribers between our retail and military users. We have also removed monthly churn, which was defined as the number of subscribers who canceled their subscriptions in a given month, expressed as a percentage of the average subscribers in that month, as a key performance indicator as we no longer view monthly churn as a key business metric. Our key performance indicators follow:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Subscribers—retail	254	308	284
Subscribers—military	20	2	—
Connects	81,413	50,830	24,490
DAS nodes	8.4	6.3	5.6

        Subscribers—retail and subscribers—military.    This metric represents the number of paying customers who are on a month-to-month subscription plan at a given period end.

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

  Retail and Military Customer Support Services

        We provide support services to our retail and military customers 24 hours per day, 7 days per week, 365 days per year, by phone, chat or email. Our website also contains a comprehensive list of responses to frequently asked questions, and we monitor and respond to social media communications regarding our services. We provide support services through our internal customer care department and we rely on a third-party provider for most of our standard customer support.

  Competition

        The market for mobile Internet services and solutions is fragmented and competitive. We believe the principal competitive factors in our industry include the following:

  •
  price;

  •
  ease of access and use;

  •
  quality of service;

  •
  geographic reach;

  •
  bundled service offerings;

  •
  venue exclusivity;

  •
  brand name recognition; and

  •
  flexible pricing plans.

        We believe we face no material direct competitors to our service offerings. Indirect competitors include telecom operators, cable companies, self-managed venue networks and smaller wireless Internet service providers. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. Others offer bundled data services with primary service offerings that we do not offer such as landline and cellular telephone service, and cable or satellite television. Many of our indirect competitors are also partners from whom we receive revenue when their customers access our network. We believe that we compete favorably based on geographic coverage, network reliability, quality of service, ease of use, cost, and our neutral host business model.

  Intellectual Property

        Our ongoing success will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual restrictions.

        We have four issued U.S. patents, two of which expire in 2022, and the others of which expire in 2030 and 2033. We have six patent applications pending in the United States. One of the pending U.S. patent applications is also pending in Europe. We have two issued Japanese patents and two issued Chinese patents, each of which has a maximum term that expires in 2027.

        Our registered trademarks in the United States and the European Union include "Boingo", "Boingo Wi-Finder", and "Don't just go. Boingo.", and in the United States, "Cloud 9 Media" and "AWG-WIFI". We own additional registrations and have filed other trademark applications in the United States and other countries.

        In addition to the foregoing protections, we control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by United States and international copyright laws.

  Employees

        As of December 31, 2014, we had 265 employees, including 74 in development and technology, 115 in operations, 48 in business development and marketing and 28 in general and administrative. All of our employees are full-time employees. None of our employees are represented by a labor union except for four international employees who are covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider relations with our employees to be good. As of December 31, 2014, we also had arrangements with a third party call center provider in New York that provided us with approximately 50 full-time equivalent contractors for retail and military customer support service and similar functions.

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

        You may read and copy materials that we file with the SEC at the SEC's Public Reference facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference facilities is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports and other information we file, and proxy statements to be filed with the SEC. The address of the SEC's website is http://www.sec.gov.

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

        We depend on our relationships with venue partners, particularly key airport venue partners, in order to manage and operate DAS networks and Wi-Fi hotspots. These relationships generate a significant portion of our revenue and allow us to generate wholesale revenues and new retail and military customers. Our agreements with our venue partners, DAS telecom operators, and wholesale Wi-Fi customers are for defined periods and of varying durations. In order to maintain our relationships with venue partners, we may need to upgrade our networks, which would require significantly higher initial capital expenditures than we have historically incurred, and if we are unsuccessful, our relationships could be impaired. If our venue partners terminate or fail to renew these agreements, our ability to generate and retain wholesale, retail and military customers would be diminished and our network of DAS networks and Wi-Fi hotspots would be reduced, which might result in a significant disruption of our business and adversely affect our operating results. Further, any delays in our ability to complete the upgrade of our networks or build-out new networks can adversely affect our operating results.

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

        Global economic conditions have been weak for a prolonged period of time, and levels of travel and consumer spending have been particularly depressed. Our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Factors that tend to negatively impact levels of travel include high unemployment, high energy prices, low business and consumer confidence, the fear of terrorist attacks, war and other macroeconomic factors. Economic conditions that tend to negatively impact levels of discretionary consumer spending include high unemployment, high consumer debt, reductions in net worth, depressed real estate markets, increased taxation, high energy prices, high interest rates, low consumer confidence and other macroeconomic factors. If the global economic recovery is slower than expected, or if it weakens, our retail and military customer base, new retail and military customer acquisition and usage-based revenue could be materially harmed, and our results of operations would be adversely affected.

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

        We are negotiating with existing and prospective partners to expand our managed and operated Wi-Fi network footprint in venue types where we historically have had only a limited presence. Expansion into these venue types, and in particular shopping malls, stadiums, hospitals and quick service restaurants, may require significantly higher initial capital expenditures than we have historically incurred. In contrast to Wi-Fi network build-outs at venues such as airports, where telecom operators typically pay the substantial expense of laying cable or fiber, we may be required to incur the initial capital expense of access points and related hardware and cabling at tens of thousands of quick serve restaurant locations and hundreds of shopping malls, hospitals and stadium locations. We may not be able to execute on our strategy or there may not be returns on these investments in the near future or at all. As a result, our business, financial condition and results of operations could be materially and adversely affected.

         We operate relatively new businesses in an emerging market, so an investment in our company involves more risk than an investment in a more mature company in an established industry.

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

        We operate in a highly dynamic industry and our future quarterly operating results may fluctuate significantly. Our revenue and operating results may vary from quarter to quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to- period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts, the trading price of our common stock may be adversely affected.

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

        We have dedicated a significant amount of resources to building out broadband and IPTV networks for troops stationed on U.S. military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues and will make it difficult to determine if we are allocating our resources efficiently. As a result of these investments, we do not expect to be profitable in the near future. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position.

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
  currency fluctuations;

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

         We rely on our credit facility to fund a significant portion of our capital expenditures and other capital needs. If we are unable to achieve compliance with the credit facility covenants, or interest rates increase significantly, our business would be negatively impacted.

        In November 2014, we entered into a Credit Agreement (the "Credit Agreement") and related agreements with Bank of America, N.A. acting as agent for lenders named therein. The Credit Agreement places restrictions on our ability to take certain actions and sets standards for minimum financial performance. In addition to maintaining compliance with the covenants set forth in the Credit Agreement, our ability to increase the amount available for borrowing under our revolving line of credit depends on our ability to meet certain financial targets. If we fail to comply with the terms and conditions of this Credit Agreement, then the line of credit may be withdrawn, we may be required to immediately repay any outstanding obligation, and the additional funds will not be available to us to fund our capital needs.

         We rely on a third-party customer support service provider for the majority of our customer support calls. If this service provider experiences operational difficulties or disruptions, our business could be adversely affected.

        We depend on a third-party customer support service provider to handle most of our routine retail and military customer support cases. While we maintain limited customer support operations in our Los Angeles headquarters, if our relationship with our customer support service provider terminates unexpectedly, or if our customer service provider experiences operational difficulties, we may not be able to respond to customer support calls in a timely manner and the quality of our customer service would be adversely affected. This could harm our reputation and brand image and make it difficult for us to attract and retain users. In addition, the loss of the customer support service provider would require us to identify and contract with alternative sources, which could prove time-consuming and expensive.

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

         Our business depends on strong brands, and if we do not maintain and enhance our brand, our financial condition and operating results could be harmed.

        We believe that the Boingo brand is a critical part of our business. We continue to seek new ways to promote our brand through our managed and operated hotspots. We intend to enhance our brand through low-cost co-marketing arrangements with our partners and through periodic promotional and sponsorship activities and by continuing to leverage the reach of social media to interact with our customers. In order to maintain strong relationships with our venue and network partners, we may have to reduce the visibility of the Boingo brand or make other decisions that do not promote and maintain the Boingo brand, such as our custom branding alternatives that we offer to wholesale clients. If we fail to promote and maintain the Boingo brand, or if we incur significant expenses to promote the brand and are still unsuccessful in maintaining a strong brand, our financial condition and operating results could be harmed.

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

        Our business depends on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We own four patents and have applications for six additional patents pending in the United States. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent the use or misappropriation of our proprietary information or infringement of our intellectual property rights. Our ability to police the use, misappropriation or infringement of our intellectual property is uncertain, particularly in countries other than the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued, they may be contested, circumvented, or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with complete proprietary protection or any competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies on their own now or in the future. Protecting against the unauthorized use of our solutions, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, if the protection of our proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

  •
  termination of a relationship with a venue partner;

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

        We may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges and opportunities could be significantly limited.

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

        As of December 31, 2014, our accumulated deficit was $62.9 million. We generated a net loss in 2014 and we are also currently investing in our future growth through expanding our network and buildouts, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to achieve profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to achieve profitability if we cannot generate sufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to achieve profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or increase profitability.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        During August 2014, we entered into a lease amendment to expand the amount of space leased and extend the term of the lease for our corporate headquarters in Los Angeles, California until

April 30, 2026. As of December 31, 2014, we leased approximately 27,000 square feet of space for our corporate headquarters. The current leased space for our corporate headquarters will be replaced with approximately 52,000 square feet in 2015 upon completion of construction of leasehold improvements in the new leased space.

        As of December 31, 2014, we also leased an additional approximately 21,000 square feet in aggregate office space in Brea, California; San Francisco, California; Oak Brook, Illinois; Lake Success, New York; New York, New York; McKinney, Texas; Seattle, Washington; Allentown, Pennsylvania; Sao Paolo, Brazil; and Dubai, United Arab Emirates. We believe our planned office facilities will be adequate for the foreseeable future.

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

	2014
	High	Low
First quarter	$6.94	$5.76
Second quarter	$7.13	$6.25
Third quarter	$7.58	$6.06
Fourth quarter	$8.01	$6.70

	2013
	High	Low
First quarter	$8.06	$5.40
Second quarter	$7.34	$5.48
Third quarter	$7.80	$6.17
Fourth quarter	$7.28	$6.10

  Registered Stockholders

        As of March 5, 2015, there were 24 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

  Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

        We did not sell any equity securities not registered under the Securities Act during the year ended December 31, 2014.

  Issuer Purchases of Equity Securities

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000,000 of the Company's common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the year ended December 31, 2014. As of December 31, 2014, the remaining approved amount for repurchases was approximately $5,180,000.

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

COMPARISON OF 44 MONTHS CUMULATIVE TOTAL RETURN*
Among Boingo Wireless, Inc., The NASDAQ Composite Index and The Russell 2000 Index**

	05/04/11	12/31/11	12/31/12	12/31/13	12/31/14
NASDAQ Composite Index	$100.00	$92.11	$106.76	$147.68	$167.46
Russell 2000 Index	$100.00	$88.96	$101.98	$139.71	$144.64
Boingo	$100.00	$71.07	$62.40	$52.98	$63.39

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

        The consolidated statements of operations data set forth below for years 2014, 2013 and 2012 and the consolidated balance sheets data as of the end of years 2014 and 2013 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statements of operations data for years 2011 and 2010 and the consolidated balance sheets data as of the end of years 2012, 2011 and 2010 are derived from the audited financial statements previously filed with the SEC on Form 10-K. The results of businesses acquired in a business combination are included in the Company's consolidated financial statements from the date of the acquisition. Refer to Note 3 in our accompanying consolidated financial statements in Part II, Item 8 of this report for a discussion of our business combinations for years 2013 and 2012. There were no business combinations for years 2014, 2011 and 2010.

        During the year ended December 31, 2014, we finalized our purchase price allocation for our acquisition of Electronic Media Systems, Inc. and all membership interests in its subsidiary, Advanced Wireless Group, LLC (collectively, "AWG"). The consolidated balance sheets data as of December 31, 2013 and the consolidated statement of operations for 2013 have been retrospectively adjusted to reflect the final purchase price allocation for the AWG acquisition including a $28,000 decrease in goodwill, a $147,000 increase in accrued expenses and other liabilities, and a $175,000 increase in income tax expenses and accumulated deficit as compared to the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2014.

        The consolidated statement of operations for the year 2013 includes certain out-of-period adjustments that decreased net loss attributable to common stockholders by $217,000. The impact of these out-of-period adjustments are not considered material, individually and in the aggregate, to any of the current or prior annual periods.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$119,297	$106,746	$102,506	$94,558	$80,420
Costs and operating expenses:
Network access	59,411	47,245	42,289	37,082	31,961
Network operations	25,475	18,402	14,541	15,849	13,508
Development and technology	14,879	11,432	10,772	9,433	8,475
Selling and marketing	16,382	14,244	10,255	7,409	5,985
General and administrative	17,460	15,067	12,700	11,953	10,645
Amortization of intangible assets	3,716	2,250	1,103	1,655	2,491

Total costs and operating expenses	137,323	108,640	91,660	83,381	73,065

(Loss) income from operations	(18,026)	(1,894)	10,846	11,177	7,355
Interest and other (expense) income, net	(41)	37	143	(176)	(137)

(Loss) income before income taxes	(18,067)	(1,857)	10,989	11,001	7,218
Income tax expense (benefit)	700	1,461	2,965	4,064	(8,903)

Net (loss) income	(18,767)	(3,318)	8,024	6,937	16,121
Net income attributable to non-controlling interests	754	650	729	642	547

Net (loss) income attributable to Boingo Wireless, Inc.	(19,521)	(3,968)	7,295	6,295	15,574
Accretion of convertible preferred stock	—	—	—	(1,633)	(5,020)

Net (loss) income attributable to common stockholders	$(19,521)	$(3,968)	$7,295	$4,662	$10,554

Net (loss) income per share attributable to common stockholders:
Basic	$(0.55)	$(0.11)	$0.21	$0.19	$1.81
Diluted	$(0.55)	$(0.11)	$0.20	$0.17	$0.49
Other Financial Data:
Operating cash flows	$21,207	$20,671	$24,596	$29,529	$24,160
Investing cash flows	(39,199)	(40,403)	(62,468)	(7,335)	(19,934)
Financing cash flows	(480)	(11,068)	2,077	46,018	(1,134)
Adjusted EBITDA(1)	20,300	23,802	30,642	28,556	18,224

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,849	$27,338	$58,138	$93,933	$25,721
Marketable securities	1,614	32,962	41,558	—	9,373
Working capital	(13,702)	32,940	82,707	76,203	19,268
Total assets	219,402	215,515	202,532	188,920	132,043
Deferred revenue, net of current portion	27,267	21,591	24,123	27,754	28,149
Long-term debt	2,625	—	—	—	—
Long-term portion of capital leases	381	473	136	197	—
Total liabilities	91,972	75,082	58,033	59,841	60,059
Convertible preferred stock	—	—	—	—	122,969
Total stockholders' deficit (equity)	127,430	140,433	144,499	129,079	(50,985)

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

        The following provides a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net (loss) income attributable to common stockholders	$(19,521)	$(3,968)	$7,295	$4,662	$10,554
Depreciation and amortization of property and equipment	27,446	18,940	15,958	12,301	7,511
Income tax expense (benefit)	700	1,461	2,965	4,064	(8,903)
Stock-based compensation expense	7,164	4,506	2,735	3,423	867
Amortization of intangible assets	3,716	2,250	1,103	1,655	2,491
Accretion of convertible preferred stock	—	—	—	1,633	5,020
Non-controlling interests	754	650	729	642	547
Interest and other expense (income), net	41	(37)	(143)	176	137

Adjusted EBITDA	$20,300	$23,802	$30,642	$28,556	$18,224

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

  Overview

        We believe we are the leading global provider of commercial mobile Wi-Fi Internet solutions and indoor DAS services for carriers. Our software applications and solutions enable individuals to access our extensive global Wi-Fi networks that cover more than one million hotspots. We manage and operate an indoor DAS network which contains 8,400 nodes. Our offerings provide compelling cost and performance advantages to our customers and partners.

        We grew revenue from $106.7 million in 2013 to $119.3 million in 2014, an increase of 11.8%. We grew revenue from $102.5 million in 2012 to $106.7 million in 2013, an increase of 4.1%. We generated a net loss attributable to common stockholders of $19.5 million in 2014 compared to $4.0 million in 2013. Adjusted EBITDA decreased from $23.8 million in 2013 to $20.3 million in 2014, a decrease of 14.7%. For a discussion of Adjusted EBITDA and a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

        The proliferation of smartphones, tablet computers, laptops and other Wi- Fi enabled devices—in conjunction with the increased mobile consumption of streaming media, social networking, downloading large email attachments and video calling—has created a demand for high-speed, high-bandwidth Internet access in public places both large and small. These data intensive activities are driving a global surge in mobile Internet data traffic that is expected to increase 10 times between 2014 and 2019, according to Cisco's Visual Networking Index. We believe these trends present us with opportunities to generate significant growth in revenue and profitability.

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

  Revenue Recognition

        We generate revenue from several sources including: (i) retail and military customers under subscription plans for month-to-month network access that automatically renew, and retail and military single-use access from sales of hourly, daily or other single-use access plans, (ii) DAS customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (iii) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale Wi-Fi platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

        We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

        Subscription fees from retail and military customers are paid monthly in advance and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. We provide refunds for our retail and military services on a case-by-case basis. These amounts are not significant and are recorded as contra-revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail and military single-use access is recognized when access is provided.

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Periodically, we install and sell Wi-Fi and DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed and the network has been accepted by the customer. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the telecom operator agreement. The initial term of our contracts with telecom operators generally range from five to ten years and the agreements generally contain renewal clauses. Revenue from DAS network access fees in excess of the monthly minimums is recognized when earned.

        Services provided to wholesale Wi-Fi partners generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for Wi-Fi network usage, and/or (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the service arrangement. The initial term of the license agreements is generally between one to five years and the agreements generally contain renewal clauses. Revenue for Wi-Fi network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

        In instances where the minimum monthly Wi-Fi and DAS network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

        For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we did not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third-party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

  Business Combinations

        We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management's estimates of revenue and operating expenses, (ii) long- term growth rates, (iii) an appropriate discount rate and (iv) an appropriate royalty rate, where applicable. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

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

        At December 31, 2014 and 2013, we tested our goodwill for impairment using a market based approach and no impairment was identified as the fair value of our sole reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

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

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. In 2014, we updated our presentation of revenue sources to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access or IPTV services for individual use on U.S. military bases. Accordingly, we have disaggregated our subscribers between our retail and military users. We have also removed monthly churn, which was defined as the number of subscribers who canceled their subscriptions in a given month, expressed as a percentage of the average subscribers in that month, as a key performance indicator as we no longer view monthly churn as a key business metric. Our key performance indicators follow:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Subscribers—retail	254	308	284
Subscribers—military	20	2	—
Connects	81,413	50,830	24,490
DAS nodes	8.4	6.3	5.6

        Subscribers—retail and subscribers—military.    This metric represents the number of paying customers who are on a month-to-month subscription plan at a given period end.

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

  Key Components of our Results of Operations

  Revenue

        Our revenue consists of retail revenue, military revenue, wholesale revenue, and advertising and other revenue. In 2014, we updated our presentation of revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access and/or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. As a result, we have also reclassified our 2013 and 2012 revenues by primary revenue source for comparability purposes.

        Retail and military.    We generate revenue from sales to retail and military individuals of month-to-month network access subscriptions that automatically renew, primarily through charge card transactions. We also generate revenue from sales of hourly, daily or other single-use access to retail and military individuals primarily through charge card transactions.

        DAS.    We generate revenue from telecom operator partners that pay us build-out fees and access fees for our DAS networks.

        Wholesale—Wi-Fi.    We generate revenue from wholesale Wi-Fi partners that license our software and pay usage-based monthly network access fees to allow their customers to access our global Wi-Fi network. Usage-based network access fees may be measured in minutes, connects, megabytes or gigabytes, and in most cases are subject to minimum volume commitments. Other wholesale Wi-Fi partners pay us monthly fees to provide a Wi-Fi infrastructure that we install, manage and operate at their venues for their customers under a service provider arrangement.

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

        For the year ended December 31, 2014, entities affiliated with AT&T Inc. accounted for 15% of total revenue. For the year ended December 31, 2013, two groups of entities affiliated with Verizon Communications, Inc. and AT&T Inc. each accounted for 14% of total revenue. For the year ended December 31, 2012, those same two groups of affiliated entities accounted for 17% and 15% of total revenue, respectively. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

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

  Interest and Other (Expense) Income, Net

        Interest and other (expense) income, net, primarily consist of interest income and expense.

  Income Tax Expense

        In 2013, we established a full valuation allowance as a result of our assessment that it was more likely than not that certain federal and state deferred tax assets would not be realized and we have continued to maintain the full valuation allowance as of December 31, 2014. In 2013, income tax expense includes $2.4 million of tax expense related to increases in our valuation allowance. $1.9 million of the increase relates to additional valuation allowances that were established as a result of our assessment that it was more likely than not that certain federal and state deferred tax assets would not be realized. In 2012, as a result of our federal net operating loss carryforwards, our income taxes include only state income taxes and federal alternative minimum taxes.

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

  Results of Operations

        The following tables set forth our results of operations for the specified periods.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$119,297	$106,746	$102,506
Costs and operating expenses:
Network access	59,411	47,245	42,289
Network operations	25,475	18,402	14,541
Development and technology	14,879	11,432	10,772
Selling and marketing	16,382	14,244	10,255
General and administrative	17,460	15,067	12,700
Amortization of intangible assets	3,716	2,250	1,103

Total costs and operating expenses	137,323	108,640	91,660

(Loss) income from operations	(18,026)	(1,894)	10,846
Interest and other (expense) income, net	(41)	37	143

(Loss) income before income taxes	(18,067)	(1,857)	10,989
Income tax expense	700	1,461	2,965

Net (loss) income	(18,767)	(3,318)	8,024
Net income attributable to non-controlling interests	754	650	729

Net (loss) income attributable to common stockholders	$(19,521)	$(3,968)	$7,295

Depreciation and amortization expense included in the above line items:
Network access	$18,074	$12,651	$11,948
Network operations	5,662	4,091	2,844
Development and technology	3,381	1,992	1,049
General and administrative	329	206	117

Total	$27,446	$18,940	$15,958

Stock-based compensation expense included in the above line items:
Network operations	$1,356	$888	$352
Development and technology	600	380	352
Selling and marketing	2,017	1,045	571
General and administrative	3,191	2,193	1,460

Total	$7,164	$4,506	$2,735

  Depreciation and amortization expense

        Depreciation expense increased $8.5 million, or 44.9%, in 2014, as compared to 2013, primarily due to increased depreciation and amortization expense from our increased fixed assets for our DAS projects, Wi-Fi networks, and software development in 2014.

        Depreciation expense increased $3.0 million, or 18.7%, in 2013, as compared to 2012, primarily due to increased depreciation and amortization expense from our increased fixed assets for our DAS projects, Wi-Fi networks, and software development in 2013. The increase in 2013 was offset by $1.3 million from a short term DAS build-out project that was completed during 2012. Depreciation expense included $0.1 million of expenses related to AWG, which was acquired in October 2013.

  Stock-based compensation expense

        Stock-based compensation expense increased $2.7 million, or 59.0%, in 2014, as compared to 2013, primarily due to a $2.8 million increase in stock-based compensation expenses for RSUs granted to our employees and directors in 2014. We are shifting our share-based compensation from stock options to RSUs, which generally vest over a specified service period. During 2014, we also issued performance-based RSUs to executive personnel. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

        Stock-based compensation expense increased $1.8 million, or 64.8%, in 2013, as compared to 2012, primarily due to $1.8 million of stock-based compensation expenses for RSUs granted to our employees and directors in 2013.

        The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	49.8	44.3	41.3
Network operations	21.4	17.2	14.2
Development and technology	12.5	10.7	10.4
Selling and marketing	13.7	13.3	10.0
General and administrative	14.6	14.1	12.4
Amortization of intangible assets	3.1	2.1	1.1

Total costs and operating expenses	115.1	101.8	89.4

(Loss) income from operations	(15.1)	(1.8)	10.6
Interest and other (expense) income, net	(0.0)	0.0	0.1

(Loss) income before income taxes	(15.1)	(1.7)	10.7
Income tax expense	0.6	1.4	2.9

Net (loss) income	(15.7)	(3.1)	7.8
Net income attributable to non-controlling interests	0.6	0.6	0.7

Net (loss) income attributable to common stockholders	(16.4)%	(3.7)%	7.1%

Years ended December 31, 2014 and 2013

  Revenue

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands, except percentages)
Revenue:
Retail	$40,336	$43,194	$(2,858)	(6.6)
DAS	38,259	32,681	5,578	17.1
Wholesale—Wi-Fi	15,209	17,261	(2,052)	(11.9)
Military	4,486	1,260	3,226	256.0
Advertising and other	21,007	12,350	8,657	70.1

Total revenue	$119,297	$106,746	$12,551	11.8

Key business metrics:
Subscribers—retail	254	308	(54)	(17.5)
Subscribers—military	20	2	18	*
Connects	81,413	50,830	30,583	60.2
DAS nodes	8.4	6.3	2.1	33.3

*
Calculation of percentage change is not meaningful.

        Retail.    Retail revenue decreased $2.9 million, or 6.6%, in 2014, as compared to 2013, primarily due to a $2.3 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers. Our average revenue per retail subscriber remained essentially the same in 2014 as compared to 2013. The remaining decrease was attributable to a $0.6 million decrease in retail single-use revenue resulting from the transition of certain paid managed and operated locations to a tiered or free pricing model. Retail revenue for 2014 and 2013 includes $2.3 million and $0.4 million, respectively, of retail single-use revenue related to venues acquired from AWG in October 2013.

        DAS.    DAS revenue increased $5.6 million, or 17.1%, in 2014, as compared to 2013, due to a $3.3 million increase from new build-out projects in our managed and operated locations and a $2.3 million increase in access fees from our telecom operators resulting primarily from the new build-out projects that were completed.

        Wholesale—Wi-Fi.    Wholesale Wi-Fi revenue decreased $2.1 million, or 11.9%, in 2014, as compared to 2013, due to a $3.5 million decrease in partner usage based fees, which was partially offset by a $0.6 million increase in wholesale service provider revenues resulting from increased deployments and $0.7 million in revenue from a Wi-Fi build-out project that was completed in 2014.

        Military.    Military revenue increased $3.2 million, or 256.0%, in 2014, as compared to 2013 due to deployments of our Wi-Fi and IPTV networks at U.S. military bases during 2014.

        Advertising and other.    Advertising and other revenue increased $8.7 million, or 70.1%, in 2014, as compared to 2013, primarily due to a $9.3 million increase in the volume of advertising sales at our managed and operated locations. The increase was partially offset by a $0.6 million decrease in other revenues. Advertising revenue for 2014 and 2013 includes $8.2 million and $1.1 million, respectively, of advertising sales at the venues acquired from AWG in October 2013.

  Costs and Operating Expenses

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$59,411	$47,245	$12,166	25.8
Network operations	25,475	18,402	7,073	38.4
Development and technology	14,879	11,432	3,447	30.2
Selling and marketing	16,382	14,244	2,138	15.0
General and administrative	17,460	15,067	2,393	15.9
Amortization of intangible assets	3,716	2,250	1,466	65.2

Total costs and operating expenses	$137,323	$108,640	$28,683	26.4

        Network access.    Network access costs increased $12.2 million, or 25.8%, in 2014, as compared to 2013. The increase is primarily attributed to a $9.2 million increase in revenue share paid to venues in our managed and operated locations, which includes a one-time $1.9 million cost to terminate one of our venue contracts, a $5.4 million increase in depreciation expense, and a $3.2 million increase in internet connectivity expenses. The increases were partially offset by a $3.1 million decrease from customer usage at partner venues and a $2.5 million decrease in other direct costs. Other direct costs for 2014 include $0.4 million of costs related to a Wi-Fi build out project.

        Network operations.    Network operations expenses increased $7.1 million, or 38.4%, in 2014, as compared to 2013, primarily due to a $3.9 million increase in personnel related expenses, inclusive of a $0.5 million increase in stock-based compensation expenses, primarily resulting from increased headcount, a $1.6 million increase in depreciation expense, a $0.6 million increase in network maintenance expenses, a $0.3 million increase in travel and entertainment expenses, a $0.3 million increase in hardware and software maintenance expenses, a $0.3 million increase in call center expenses, and a $0.1 million increase in rent and other expenses.

        Development and technology.    Development and technology expenses increased $3.4 million, or 30.2%, in 2014, as compared to 2013, primarily due to a $1.4 million increase in depreciation expense, a $0.7 million increase in hardware and software maintenance expenses, a $0.4 million impairment loss related to a change in the use of certain software developed for internal use, a $0.4 million increase in technology service expenses, and a $0.5 million increase in other operating expenses.

        Selling and marketing.    Selling and marketing expenses increased $2.1 million, or 15.0%, in 2014, as compared to 2013, primarily due to a $3.1 million increase in personnel related expenses, inclusive of a $1.0 million increase in stock-based compensation expenses, primarily resulting from increased headcount and higher sales commissions related to our increased advertising sales. The increase was partially offset by a $1.0 million decrease in marketing related expenses.

        General and administrative.    General and administrative expenses increased $2.4 million, or 15.9%, in 2014, as compared to 2013, due to a $1.8 million increase in personnel related expenses, inclusive of a $1.0 million increase in stock- based compensation expenses, a $0.3 million increase in consulting expenses, and a $0.3 million increase in rent and facilities expenses. General and administrative expenses includes a $0.5 million impairment loss related to a venue termination agreement that resulted in the abandonment of our Wi-Fi network assets and the release of the corresponding capital lease obligations associated with those assets. General and administrative expenses also includes a $0.8 million decrease in the fair value of our contingent consideration liabilities related to our acquisition of Endeka Group, Inc. ("Endeka") in February 2013.

        Amortization of intangible assets.    Amortization of intangible assets expense increased $1.5 million, or 65.2%, in 2014, as compared to 2013, due primarily to our acquisitions of Endeka and AWG in February 2013 and October 2013, respectively. For future years, amortization expense is expected to be $3.5 million for 2015, $3.5 million for 2016, $3.2 million for 2017, $2.4 million for 2018, $1.6 million for 2019 and $5.5 million thereafter.

  Interest and Other (Expense) Income, Net

        Interest and other (expense) income, net, decreased $0.1 million in 2014, as compared to 2013, primarily due to our lower cash and cash equivalents and marketable securities balances during 2014 as compared to 2013 and interest expense related to our new Credit Agreement, which we entered into on November 21, 2014.

  Income Tax Expense

        Income tax expense decreased $0.8 million, or 52.1%, in 2014, as compared to 2013. Our effective tax rate decreased to 3.9% for 2014 compared to 78.7% for 2013 due primarily to the valuation allowance we established at year end in 2013.

        Our future effective tax rate depends on various factors, such as our level of future taxable income, tax legislation and credits and the geographic compositions of our pre-tax income. We do not expect to incur any significant income taxes until such time that we reverse our valuation allowance against our federal and state deferred tax assets upon return to sustained profitability.

  Non-controlling Interests

        Non-controlling interests remained essentially unchanged in 2014, as compared to 2013.

Years ended December 31, 2013 and 2012

  Revenue

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands, except percentages)
Revenue:
Retail	$43,194	$46,145	$(2,951)	(6.4)
DAS	32,681	30,751	1,930	6.3
Wholesale—Wi-Fi	17,261	18,744	(1,483)	(7.9)
Military	1,260	—	1,260		*
Advertising and other	12,350	6,866	5,484	79.9

Total revenue	$106,746	$102,506	$4,240	4.1

Key business metrics:
Subscribers—retail	308	284	24	8.5
Subscribers—military	2	—	2		*
Connects	50,830	24,490	26,340	107.6
DAS nodes	6.3	5.6	0.7	12.5

*
Calculation of percentage change is not meaningful.

        Retail.    Retail revenue decreased $3.0 million, or 6.4%, in 2013, as compared to 2012, primarily due to a $3.6 million decrease in retail single-use revenue, which is attributable to the transition of certain paid managed and operated locations to a tiered or free pricing model, the loss of certain paid managed and operated locations, and an increase in new customers that opted for subscriptions. The decrease was partially offset by a $0.6 million increase in retail subscriber revenues resulting primarily from the increase in retail subscribers, which was partially offset by a decrease in our average monthly revenue per retail subscriber in 2013 as compared to 2012. Retail single-use revenue included $0.4 million of revenues related to the venues acquired from AWG in October 2013.

        DAS.    DAS revenue increased $1.9 million, or 6.3%, in 2013, as compared to 2012, due to a $1.9 million increase in new build-out projects in our managed and operated locations, which included a $2.5 million short term build-out project that included the sale of equipment and was completed during 2013.

        Wholesale—Wi-Fi.    Wholesale Wi-Fi revenue decreased $1.5 million, or 7.9%, in 2013, as compared to 2012, due to a $3.5 million decrease in partner usage based fees, which was partially offset by a $2.0 million increase in wholesale service provider revenues resulting from increased deployments.

        Military.    Military revenue increased $1.3 million in 2013 as a result of our acquisition of Endeka in February 2013.

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

  Costs and Operating Expenses

	Year Ended December 31,
	2013	2012	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$47,245	$42,289	$4,956	11.7
Network operations	18,402	14,541	3,861	26.6
Development and technology	11,432	10,772	660	6.1
Selling and marketing	14,244	10,255	3,989	38.9
General and administrative	15,067	12,700	2,367	18.6
Amortization of intangible assets	2,250	1,103	1,147	104.0

Total costs and operating expenses	$108,640	$91,660	$16,980	18.5

        Network access.    Network access costs increased $5.0 million, or 11.7%, in 2013, as compared to 2012. The increase was primarily attributed to a $3.5 million increase in revenue share paid to venues in our managed and operated locations, a $2.6 million increase in costs associated with the sale of equipment for build-out projects for wholesale service providers and our short term build-out projects, a $0.7 million increase in depreciation expense, and a $0.6 million increase in other cost of sales. The increases were partially offset by a $1.3 million decrease from a short term DAS build-out project that was completed in 2012, a $0.6 million decrease in bandwidth costs and a $0.6 million decrease from customer usage at partner venues. Network access expense included $1.0 million of expenses related to venues acquired from AWG in October 2013.

        Network operations.    Network operations expenses increased $3.9 million, or 26.6%, in 2013, as compared to 2012, primarily due to a $1.6 million increase in personnel related expenses, inclusive of a $0.5 million increase in stock-based compensation expenses, primarily resulting from increased headcount, a $1.2 million increase in depreciation expense, a $0.2 million increase in rent and other allocated administrative expenses, a $0.2 million increase in hardware and software maintenance expenses, and a $0.6 million increase in recruiting, internet connectivity, network maintenance, consulting and travel and entertainment expenses. Network operations expense included $0.3 million of expenses related to AWG, which was acquired in October 2013.

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

        Selling and marketing.    Selling and marketing expenses increased $4.0 million, or 38.9%, in 2013, as compared to 2012, primarily due to a $3.2 million increase in personnel related expenses, inclusive of a $0.5 million increase in stock-based compensation expenses, primarily resulting from increased headcount and incentive compensation, a $0.4 million increase in travel and entertainment expenses, and a $0.3 million increase in rent and facilities, hardware and software maintenance and depreciation expenses. Selling and marketing expenses included $0.1 million of expenses related to AWG, which was acquired in October 2013.

        General and administrative.    General and administrative expenses increased $2.4 million, or 18.6%, in 2013, as compared to 2012, primarily due to a $1.5 million increase in professional fees, a $0.8 million increase in personnel related expenses, inclusive of a $0.7 million increase in stock- based compensation expenses, and a $0.2 million increase in recruiting expenses. The increases were partially offset by a $0.3 million decrease in other expenses. General and administrative expenses included $0.1 million of expenses related to AWG, which was acquired in October 2013.

        Amortization of intangible assets.    Amortization of intangible assets expense increased $1.1 million, or 104.0%, in 2013, as compared to 2012, due to our acquisitions of Cloud 9, Endeka, and AWG in August 2012, February 2013, and October 2013, respectively.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net, decreased $0.1 million in 2013, as compared to 2012, primarily due to our lower cash and cash equivalents and marketable securities balances during 2013 as compared to 2012.

  Income Tax Expense

        Income tax expense decreased $1.5 million, or 50.7%, in 2013, as compared to 2012. Our 2013 income tax expense included $1.9 million of tax expense associated with the establishment of a valuation allowance against our federal and state deferred tax assets.

  Non-controlling Interests

        Non-controlling interests remained essentially unchanged in 2013, as compared to 2012.

  Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by operating activities. Our primary sources of liquidity as of December 31, 2014 consisted of $8.8 million of cash and cash equivalents and $1.6 million of marketable securities. As of December 31, 2014, we also have $46.5 million available for borrowing under our credit facility.

        Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in 2014 were $70.9 million, of which $32.6 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

        On November 21, 2014, we entered into a Credit Agreement (the "Credit Agreement") and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank (the "Lenders"), for a secured credit facility in the form of a revolving line of credit in the initial amount of up to $46.5 million, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the "Revolving Line of Credit") and a term loan of $3.5 million (the "Term Loan" and together with the Revolving Line of Credit, the "Credit Facility"). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at the Company's election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of December 31, 2014, $3.5 million was outstanding under the Term Loan at a rate of 2.7%. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

        The Company is subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. The Company was in compliance with all such financial covenants as of December 31, 2014 and through the date of this filing. The Company is also subject to certain non-financial covenants, and the Company was also in compliance with all such non-financial covenants as of December 31, 2014 and through the date of this filing. The new Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

        We believe that our existing cash and cash equivalents, working capital, debt financing, and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures in 2015 will range from $40.0 million to $50.0 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operators. The majority of our 2015 capital expenditures will be used to build out broadband and IPTV networks for troops stationed on U.S. military bases pursuant to our contracts with the U.S. government and upgrading our Wi-Fi networks at our managed and operated venues. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

        The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$21,207	$20,671	$24,596
Net cash used in investing activities	(39,199)	(40,403)	(62,468)
Net cash (used in) provided by financing activities	(480)	(11,068)	2,077

  Net Cash Provided by Operating Activities

        In 2014, we generated $21.2 million of net cash from operating activities, an increase of $0.5 million from 2013. The increase is primarily due to a $16.6 million increase in accrued expenses and other liabilities and deferred revenue in 2014 compared to a $1.9 million decrease in 2013, a $10.0 million increase in depreciation and amortization expenses in 2014, a $2.7 million increase in stock-based compensation expenses in 2014, and a $1.0 million impairment loss in 2014. The increases were partially offset by a $15.4 million increase in our net loss including non-controlling interests from the prior year, a $9.0 million larger increase in accounts receivable in 2014 compared to 2013, a $1.9 million increase in prepaid expenses and other assets in 2014 compared to a $1.6 million decrease in 2013, a $2.0 million larger decrease in accounts payable in 2014 compared to 2013, a $1.1 million decrease in the change in deferred tax assets, and a $0.4 million increase in the change in fair value of contingent consideration.

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

  Net Cash Used in Investing Activities

        In 2014, we used $39.2 million in investing activities, a decrease of $1.2 million from 2013. The decrease was primarily due to a $22.8 million increase in cash received from net sales of marketable securities in 2014 compared to 2013, a $19.3 million decrease in cash used in acquisitions in 2014 compared to 2013, and a $0.5 million decrease in restricted cash. The decreases were partially offset by a $41.4 million increase in purchases of property and equipment in 2014 compared to 2013..

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

  Net Cash Provided by Financing Activities

        In 2014, we used $0.5 million in financing activities, a decrease of $10.6 million from 2013. The decrease was primarily due to $10.9 million of cash used to repay notes payable and other financed liabilities that were assumed in our acquisition of Endeka and cash used to repurchase shares of our common stock in the open market in 2013 that did not recur in 2014, $2.8 million of proceeds received from our Credit Facility, net of deferred financing costs that were paid, and a $0.5 million increase in proceeds from the exercise of stock options in 2014 compared to 2013. The decreases were partially offset by a $1.9 million increase in cash used to pay minimum statutory taxes related to our time-based RSUs that vested during 2014, $1.3 million of cash used to pay continent liabilities and other acquisition related consideration during 2014, and a $0.4 million increase in cash paid for capital leases and notes payable.

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

  Contractual Obligations and Commitments

        The following table sets forth our contractual obligations and commitments as of December 31, 2014:

	Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Venue revenue share minimums(1)	$44,492	$8,933	$14,401	$8,865	$12,293
Operating leases for office space(2)	33,408	1,105	5,293	5,991	21,019
Open purchase commitments(3)	6,487	6,487	—	—	—
Credit Facility(4)	3,500	875	1,750	875	—
Capital leases for equipment and software(5)	748	331	391	26	—
Unrecognized tax benefits(6)	286	286	—	—	—
Notes payable(7)	260	96	164	—	—
Contingent consideration(8)	131	131	—	—	—

Total	$89,312	$18,244	$21,999	$15,757	$33,312

(1)
Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)
Office space under non-cancellable operating leases.

(3)
Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our consolidated balance sheet as of December 31, 2014 as we have not received the related goods or services.

(4)
Long-term debt associated with our Credit Agreement with Bank of America N.A.

(5)
Leased equipment, primarily for data communication and database software, under non-cancellable capital leases.

(6)
The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized (refer to Note 12 to the accompanying consolidated financial statements included in Part II, Item 8).

(7)
Notes payable assumed in our acquisition of Endeka in 2013.

(8)
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks including: (i) investment portfolio risk, (ii) interest rate risk and (iii) currency exchange rate risk. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

        Investment portfolio risk.    We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2014, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term corporate bonds.

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

        Interest rate risk.    Our Revolving Line of Credit and Term Loan bears, at the Company's election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender's Prime Rate as of December 31, 2014 would not have a material impact on net (loss) income and cash flow.

        Foreign currency exchange rate risk.    We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2014 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. Dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

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

        The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report.

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

        Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

        Based on this assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has also issued an audit report on the Company's internal control over financial reporting. The Report of Independent Registered Public Accounting Firm is filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

  Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2014.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.    Executive Compensation

        The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company's definitive Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Discussion and Analysis," and "Directors, Executive Officers and Corporate Governance," to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, will be included in the Company's definitive Proxy Statement under the caption "Certain Relationships and Related Party Transactions" to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required by Item 13 of Form 10-K regarding director independence will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters -Independence of the Board of Directors," to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 will be included in the Company's definitive Proxy Statement under the caption "Independent Registered Public Accounting Firm" to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV

Item 15.    Exhibits

        (a)   The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1)(2)  Financial Statements.    The following consolidated financial statements of Boingo Wireless, Inc., and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. The Exhibits begin on page F-32.

        All schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Boingo Wireless, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Boingo Wireless, Inc. and its subsidiaries ("Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2015

Boingo Wireless, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$8,849	$27,338
Restricted cash	—	545
Marketable securities	1,614	32,962
Accounts receivable, net	27,917	16,326
Prepaid expenses and other current assets	3,916	2,566
Deferred tax assets	787	1,192

Total current assets	43,083	80,929
Property and equipment, net	111,772	67,560
Goodwill	42,403	42,403
Intangible assets, net	19,676	23,413
Other assets	2,468	1,210

Total assets	$219,402	$215,515

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,004	$11,642
Accrued expenses and other liabilities	26,109	16,529
Deferred revenue	25,488	19,292
Current portion of long-term debt	875	—
Current portion of capital leases	309	526

Total current liabilities	56,785	47,989
Deferred revenue, net of current portion	27,267	21,591
Long-term debt	2,625	—
Long-term portion of capital leases	381	473
Deferred tax liabilities	3,432	3,369
Other liabilities	1,482	1,660

Total liabilities	91,972	75,082
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 36,267 and 35,226 shares issued and outstanding for 2014 and 2013, respectively	4	4
Additional paid-in capital	189,725	182,927
Accumulated deficit	(62,884)	(43,363)
Accumulated other comprehensive loss	(443)	—

Total common stockholders' equity	126,402	139,568
Non-controlling interests	1,028	865

Total stockholders' equity	127,430	140,433

Total liabilities and stockholders' equity	$219,402	$215,515

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenue	$119,297	$106,746	$102,506
Costs and operating expenses:
Network access	59,411	47,245	42,289
Network operations	25,475	18,402	14,541
Development and technology	14,879	11,432	10,772
Selling and marketing	16,382	14,244	10,255
General and administrative	17,460	15,067	12,700
Amortization of intangible assets	3,716	2,250	1,103

Total costs and operating expenses	137,323	108,640	91,660

(Loss) income from operations	(18,026)	(1,894)	10,846
Interest and other (expense) income, net	(41)	37	143

(Loss) income before income taxes	(18,067)	(1,857)	10,989
Income tax expense	700	1,461	2,965

Net (loss) income	(18,767)	(3,318)	8,024
Net income attributable to non-controlling interests	754	650	729

Net (loss) income attributable to common stockholders	$(19,521)	$(3,968)	$7,295

Net (loss) income per share attributable to common stockholders:
Basic	$(0.55)	$(0.11)	$0.21
Diluted	$(0.55)	$(0.11)	$0.20
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	35,753	35,578	34,774
Diluted	35,753	35,578	37,317

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(18,767)	$(3,318)	$8,024
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(411)	—	—

Comprehensive (loss) income	(19,178)	(3,318)	8,024
Comprehensive income attributable to non-controlling interest	786	650	729

Comprehensive (loss) income attributable to common stockholders	$(19,964)	$(3,968)	$7,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholder's Equity
Balance at December 31, 2011	33,584	3	170,721	(41,842)	—	197	129,079
Issuance of common stock upon exercise of stock options	1,899	1	2,573	—	—	—	2,574
Stock-based compensation expense	—	—	2,735	—	—	—	2,735
Excess tax benefits from stock-based compensation	—	—	2,190	—	—	—	2,190
Non-controlling interest distributions	—	—	—	—	—	(103)	(103)
Net income	—	—	—	7,295	—	729	8,024

Balance at December 31, 2012	35,483	4	178,219	(34,547)	—	823	144,499
Issuance of common stock under stock incentive plans	465	—	599	—	—	—	599
Repurchase and retirement of common stock	(722)	—	—	(4,848)	—	—	(4,848)
Stock-based compensation expense	—	—	4,506	—	—	—	4,506
Deficient tax benefits from stock-based compensation	—	—	(397)	—	—	—	(397)
Non-controlling interest distributions	—	—	—	—	—	(608)	(608)
Net income	—	—	—	(3,968)	—	650	(3,318)

Balance at December 31, 2013	35,226	4	182,927	(43,363)	—	865	140,433
Issuance of common stock under stock incentive plans	1,041	—	1,158	—	—	—	1,158
Shares withheld for taxes	—	—	(1,922)	—	—	—	(1,922)
Stock-based compensation expense	—	—	7,562	—	—	—	7,562
Non-controlling interest distributions	—	—	—	—	—	(623)	(623)
Net loss	—	—	—	(19,521)	—	754	(18,767)
Other comprehensive loss	—	—	—	—	(443)	32	(411)

Balance at December 31, 2014	36,267	$4	$189,725	$(62,884)	$(443)	$1,028	$127,430

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net (loss) income	$(18,767)	$(3,318)	$8,024
Adjustments to reconcile net (loss) income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,446	18,940	15,958
Amortization of intangible assets	3,716	2,250	1,103
Impairment loss	959	—	—
Stock-based compensation	7,164	4,506	2,735
Excess tax benefits from stock-based compensation	—	(55)	1,818
Change in fair value of contingent consideration	(811)	(367)	—
Change in deferred income taxes	468	1,615	989
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,392)	(2,403)	(3,011)
Prepaid expenses and other assets	(1,935)	1,648	(347)
Accounts payable	(2,252)	(242)	(290)
Accrued expenses and other liabilities	4,739	(1,307)	(2,506)
Deferred revenue	11,872	(596)	123

Net cash provided by operating activities	21,207	20,671	24,596

Cash flows from investing activities
Decrease in restricted cash	545	—	435
Purchases of marketable securities	(27,163)	(33,430)	(70,185)
Proceeds from sales of marketable securities	58,511	42,026	28,627
Purchases of property and equipment	(70,945)	(29,500)	(18,000)
Payments for business acquisitions, net of cash acquired	(147)	(19,459)	(3,185)
Other	—	(40)	(160)

Net cash used in investing activities	(39,199)	(40,403)	(62,468)

Cash flows from financing activities
Proceeds from Term Loan	3,500	—	—
Debt issuance costs	(711)	—	—
Proceeds from exercise of stock options	1,158	614	2,573
Repurchase and retirement of common stock	—	(4,848)	—
Excess tax benefits from stock-based compensation	—	55	372
Payments of capital leases and notes payable	(627)	(187)	(190)
Payments of acquired notes payable and financed liabilities	—	(6,079)	—
Payment of other acquisition related consideration	(1,255)	—	—
Payments of withholding tax on net issuance of restricted stock units	(1,922)	(15)	—
Payments to non-controlling interests	(623)	(608)	(678)

Net cash (used in) provided by financing activities	(480)	(11,068)	2,077
Effect of exchange rates on cash.	(17)	—	—

Net decrease in cash and cash equivalents	(18,489)	(30,800)	(35,795)
Cash and cash equivalents at beginning of year	27,338	58,138	93,933

Cash and cash equivalents at end of year	$8,849	$27,338	$58,138

Supplemental disclosure of cash flow information
Cash paid for interest	$33	$32	$11
Cash (received) paid for taxes, net of refunds	(53)	96	737
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	11,647	10,283	2,607
Acquisition of equipment under capital leases	361	—	—
Assets acquired in business acquisition	—	39,794	—
Liabilities assumed in business acquisition	—	$16,151	—

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. The business

        Boingo Wireless, Inc. and its subsidiaries (collectively "we, "us", "our" or "the Company") is a leading global provider of mobile Internet solutions for smartphones, tablet computers, laptops, and other wireless-enabled consumer devices. The Company has more than a million small cell networks for cellular distributed antenna system ("DAS") and Wi-Fi access that reach more than one billion consumers annually. Boingo Wireless, Inc. was incorporated in April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these small cell networks. Wholesale offerings include Wi-Fi roaming, private label Wi-Fi, location based services, and DAS, which are cellular extension networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than one million commercial hotspots worldwide, and Internet Protocol television ("IPTV") services and broadband for military barracks. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world's largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at U.S. military bases.

2. Summary of significant accounting policies

  Basis of presentation and consolidation

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        The accompanying consolidated financial statements include our accounts and the accounts of our majority owned subsidiaries. We consolidate our 70% ownership of Concourse Communications Detroit, LLC, our 70% ownership of Chicago Concourse Development Group, LLC and our 75% ownership of Boingo Holding Participacoes Ltda. in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. Other parties' interests in consolidated entities are reported as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

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

  Concentrations of credit risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. We maintain our cash and cash equivalents, restricted cash and marketable securities with institutions with high credit ratings. We extend credit based upon the evaluation of the customer's financial condition and generally collateral is not required. We maintain an allowance for doubtful accounts based upon expected collectability of accounts receivable. We primarily estimate our allowance for doubtful accounts based on a specific review of significant outstanding accounts receivable. For the year ended December 31, 2014, one group of affiliated entities accounted for 15% of total revenue. For the year ended December 31, 2013, two groups of affiliated entities each accounted for 14% of total revenue. For the year ended December 31, 2012, those same two groups of affiliated entities accounted for 17% and 15% of total revenue, respectively. At December 31, 2014, two groups of affiliated entities accounted for 30% and 17% of the total accounts receivable, respectively. At December 31, 2013, one group of affiliated entities accounted for 12% of the total accounts receivable.

  Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less when acquired. At December 31, 2014 and 2013, cash equivalents consisted of money market funds.

  Marketable securities

        Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one- year period. At December 31, 2014 and 2013, we had $1,614 and $32,962, respectively, in marketable securities.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        For the years ended December 31, 2014, 2013 and 2012, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of December 31, 2014 and 2013, we had no unrealized gains or losses in accumulated other comprehensive income (loss).

  Restricted cash

        Restricted cash consists of letters of credit with our landlords, municipalities or venues for which we have operating agreements. Letters of credit are supported by cash deposits made by us and invested into bank certificates of deposit. At December 31, 2014, we had no restricted cash. At December 31, 2013, we had $545 classified as short-term restricted cash and no long-term restricted cash.

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

        As of December 31, 2014, the carrying amount reflected in the accompanying consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value based on the variable nature of the interest rates and the proximity to the issuance date.

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

        Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations. There were no transaction costs for the year ended December 31, 2014. Transaction costs were $354 and $50 for the years ended December 31, 2013 and 2012, respectively.

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

        Currently, we have one reporting unit, one operating segment and one reportable segment. At December 31, 2014 and 2013, all of the goodwill was attributed to our reporting unit. We tested our goodwill for impairment using a market based approach and no impairment was identified as the fair value of our reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

  Revenue recognition

        We generate revenue from several sources including: (i) retail and military customers under subscription plans for month-to-month network access that automatically renew, and retail and military single-use access from sales of hourly, daily or other single-use access plans, (ii) DAS customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (iii) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        Subscription fees from retail and military customers are paid monthly in advance and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. We provide refunds for our retail and military services on a case-by-case basis. These amounts are not significant and are recorded as contra-revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from retail and military single-use access is recognized when access is provided.

        Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Periodically, we install and sell Wi-Fi and DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed and the network has been accepted by the customer. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the telecom operator agreement. The initial term of our contracts with telecom operators generally range from five to ten years and the agreements generally contain renewal clauses. Revenue from DAS network access fees in excess of the monthly minimums is recognized when earned.

        Services provided to wholesale Wi-Fi partners generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for Wi-Fi network usage, and/or (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the service arrangement. The initial term of the license agreements is generally between one to five years and the agreements generally contain renewal clauses. Revenue for Wi-Fi network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

        In instances where the minimum monthly Wi-Fi and DAS network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

        We adopted the provisions of Accounting Standards Update ("ASU") 2009- 13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

  Foreign currency translation

        Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders' equity in our consolidated balance sheets. As of December 31, 2014 and December 31, 2013, the Company had $(443) and $0, respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of December 31, 2014 and December 31, 2013 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

        Some of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities' respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the consolidated statements of operations.

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

  Advertising, marketing and promotion costs

        Advertising production costs are expensed the first time the advertisement is run. No advertising production costs were capitalized for the years ended December 31, 2014, 2013 and 2012. All other costs of advertising, marketing and promotion are expensed as incurred. Advertising expenses charged to operations totaled $1,350, $2,302 and $2,374 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	December 31,
	2014	2013	2012
Expected term (years)	6.25	6.25	5.9
Expected volatility	48.6%	49.31%	48.9%
Risk-free interest rate	1.8%	1.34%	0.9%
Dividend yield	0%	0%	0%

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

        We determined the fair value of common stock underlying the stock option awards by reference to third party sales of our common stock. We determined the expected volatility assumption using the frequency of daily historical prices of comparable public companies' common stock for a period equal to the expected term of the options in accordance with guidance in ASC 718 and SAB Topic 14. We will continue to monitor peer companies and other relevant factors, including our volatility after there is enough history, used to measure expected volatility for future stock option grants. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts for which no cash dividends have been declared or paid on our common stock, and for which none are anticipated in the foreseeable future.

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

        Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 and FASB ASC 505, Equity. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. We record compensation expense based on the then-current fair value of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options' fair value until the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached, which is generally when the stock award vests. We did not recognize any stock-based compensation for non-employee stock-based awards for the year ended December 31, 2014. There was $30 and $372 of stock-based compensation expense recognized for non-employee stock-based awards for the years ended December 31, 2013 and 2012, respectively.

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

        Under the terms of the limited liability company ("LLC") agreement for CCG Detroit ("Detroit Operating Agreement") profits and losses are allocated to the controlling and non-controlling owners based on specified terms in the Detroit Operating Agreement which reflect the relative risk and reward of each owner. The profit and loss allocation in the Detroit Operating Agreement specifies that the non-controlling owners' allocated profits are limited to the fixed distribution amounts and losses are limited to the non-controlling owners capital account balance with losses in excess of their capital account being fully allocated to the controlling common unit holder. There is no specified term in the Detroit Operating Agreement, but the term of the annual fixed distribution obligation to the non-controlling owner is the same as the term of the venue agreement between CCG Detroit and Detroit Metropolitan Wayne County Airport—which has a seven year initial term with options to extend for an additional four years. We allocate profits and losses in CCG Detroit based on the attribution in the Detroit Operating Agreement. CCG Detroit has generated losses which reduced the non-controlling owners capital account to zero in 2009 resulting in an allocation to the controlling interest holder all operating losses and deficits created by the annual fixed distributions to the non-controlling interest holder. The fixed distributions were terminated during September 2013 concurrent with the termination of CCG Detroit's agreement with Detroit Metropolitan Wayne County Airport. For the years ended December 31, 2013 and 2012, we made distributions of $48 and $121, respectively, to non-controlling interest holders of CCG Detroit.

        Under the terms of the LLC agreement for CCDG, we are required to distribute annually to the CCDG non-controlling interest holders 30% of allocated net profits less capital expenditures of the preceding year. For the years ended December 31, 2014, 2013 and 2012, we made distributions of $623, $560 and $557, respectively, to non-controlling interest holders of CCDG.

        BHPL was formed at the end of 2012. Under the terms of the LLC agreement for BHPL, we attributed profits and losses to the non-controlling interest in BHPL in proportion to their holdings. For the years ended December 31, 2014 and 2013, we made no distributions to the non-controlling interest holder of BHPL.

  Net (loss) income per share attributable to common stockholders

        Basic net (loss) income per share attributable to common stockholders is calculated by dividing (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts the basic weighted average number of shares of common stock outstanding for the potential dilution that could occur if stock options and RSUs were exercised or converted into common stock. Our common stockholders are not entitled to receive any dividends.

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

        All significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. In 2014, we updated our presentation of retail and wholesale revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. The revenue sources are consistent with how our chief operating decision maker monitors and reviews our operations. As a result, we have also reclassified our 2013 and 2012 revenues by primary revenue source for comparability purposes.

        The following is a summary of our revenue by primary revenue source:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Retail	$40,336	$43,194	$46,145
DAS	38,259	32,681	30,751
Wholesale—Wi-Fi	15,209	17,261	18,744
Military	4,486	1,260	—
Advertising and other	21,007	12,350	6,866

Total revenue	$119,297	$106,746	$102,506

  Recent accounting pronouncements

        In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity may choose to adopt the new standard either prospectively or retrospectively. We do not expect that this standard will have a material impact on our consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern in connection with each annual and interim period. Management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year of the date the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt. The standard will be effective for the first annual period ending after December 15, 2016. Early adoption is permitted. We are currently evaluating the expected impact of this new standard.

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity may choose to adopt the new standard either prospectively or retrospectively. We do not expect that this standard will have a material impact on our consolidated financial statements as we have not issued any share-based payments with performance targets that could be achieved after the requisite service period.

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

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in the settlement of the uncertain tax positions. The UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The standard will require prospective application with optional retrospective application, and will be effective for reporting periods beginning after December 15, 2013. Early adoption is permitted.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

We have effectively adopted the provisions of this requirement as of the date of issuance of this standard as we have historically presented our UTBs as a reduction of our deferred tax assets for a loss or other carryforward rather than as a liability when the uncertain tax position would reduce the loss or other carryforward under the tax law.

3. Acquisitions

  Electronic Media Systems, Inc. and Advanced Wireless Group, LLC

        On October 31, 2013, we acquired all outstanding stock of Electronic Media Systems, Inc. and all membership interests in its subsidiary, Advanced Wireless Group, LLC, not otherwise owned by Electronic Media Systems, Inc. such that we are now the beneficial owner of all membership interests of Advanced Wireless Group, LLC (collectively, "AWG"). AWG operated public Wi-Fi in seventeen U.S. airports including Los Angeles International, Charlotte/Douglas International, Miami International, Minneapolis-St. Paul International, Detroit Metropolitan Airport, and Boston's Logan International. We have included the operating results of AWG in our consolidated financial statements since the date of acquisition.

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

        The fair value of the contingent consideration is based on Level 3 inputs, which are discussed in Note 9. Further changes in the fair value of the contingent consideration are recorded through operating (loss) income. On July 29, 2014, we paid the contingent consideration in the amount of $1,000 to the previous AWG shareholders. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is primarily not deductible for tax purposes. The goodwill arising from the AWG acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining AWG with us.

        The contingent consideration was valued at the date of acquisition using a discount rate of 3.1%. The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, with-and-without and replacement cost methods using discount rates ranging from 12.0% to 14.0% and royalty rates of 0.5%.

        During the year ended December 31, 2014, we finalized our purchase price allocation, which was preliminary as of December 31, 2013 due to estimated net equity adjustments and the filing of AWG's final short period 2013 tax returns, both of which impacted the final purchase price allocation. As these purchase accounting adjustments were finalized during the measurement period, we retrospectively adjusted the provisional amounts recognized at the acquisition date to reflect the new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. As a result, goodwill decreased by $28, accrued expenses increased by $147, and accumulated deficit increased by $175 as of

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

December 31, 2013 as compared to the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2014. The increase in accumulated deficit was the result of the valuation allowance that was established by the Company against its deferred tax assets as of December 31, 2013. The final purchase price allocation resulted in a $175 decrease in deferred tax liabilities and goodwill; accordingly, the Company had to increase the valuation allowance for deferred tax assets by $175, resulting in additional deferred tax expense for the year ended December 31, 2013.

        The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the final purchase price allocation:

	Estimated Fair Value	Weighted Average Estimated Useful Life (years)
Consideration:
Cash paid	$14,800
Net equity adjustments	147
Holdback consideration	1,600
Contingent consideration	980

Total consideration	$17,527

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$215
Restricted cash	515
Accounts receivable	988
Other current assets	609
Property and equipment	2,297
Accounts payable	(563)
Accrued expenses	(515)
Other current liabilities	(134)
Capital lease obligations	(932)
Other non-current liabilities	(130)
Deferred tax liabilities	(3,386)

Net tangible liabilities acquired	(1,036)
Existing contracts and relationships	4,700	6.7
Technology	270	6.0
Trademark and tradename	120	3.0
Non-compete agreement	3,590	5.0
Goodwill	9,883

Total purchase price	$17,527

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

  Endeka Group, Inc.

        On February 22, 2013, we acquired all outstanding stock of Endeka Group, Inc. ("Endeka"). Endeka is a provider of commercial wireless broadband and IPTV services at certain U.S. military bases, as well as Wi-Fi services to certain federal law enforcement training facilities. We acquired Endeka because Endeka's portfolio of venues and management team are natural additions to our managed network business. We have included the operating results of Endeka in our consolidated financial statements since the date of acquisition.

        The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $6,498, which includes cash paid at closing, holdback consideration to be paid and the fair value of additional contingent consideration comprised of two components: (i) a payment ("Build Payment") if the amount of the capital expenditures incurred for the substantial completion of a specified build project is less than a target; and (ii) a payment ("Milestone Payment") based on revenue generated by certain contracts in fiscal year 2014. There is no maximum to the contingent consideration payments for the Milestone Payment. We do not expect to make any payments associated with the Build Payment. The Milestone Payment will be paid in March 2015.

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

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

        The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the final purchase price allocation:

	Estimated Fair Value	Estimated Useful Life (years)
Consideration:
Cash paid	$4,894
Holdback consideration	275
Contingent consideration	1,329

Total consideration	$6,498

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$20
Other current assets	44
Property and equipment	4,617
Other assets	12
Accounts payable	(992)
Other current liabilities	(211)
Notes payable and financed liabilities	(6,476)
Deferred tax liabilities	(2,637)

Net tangible liabilities acquired	(5,623)
Existing contracts and relationships	4,770	10.0
Technology	930	6.0
Trademark and tradename	300	10.0
Non-compete agreement	250	2.0
Other intangibles	95	10.0
Goodwill	5,776

Total purchase price	$6,498

        During the year ended December 31, 2014, we paid the holdback consideration in the amount of $275 to the previous Endeka shareholders.

  Pro forma results (Unaudited)

        The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2013 and 2012 as if the acquisitions of Endeka and AWG had occurred on January 1, 2012. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2012. We did not record any incremental income taxes for pro forma

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Acquisitions (Continued)

net (loss) income because we established a valuation allowance in 2013. Income taxes for purposes of the 2012 pro forma net (loss) income were computed based on the statutory tax rates.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

4. Cash and cash equivalents and marketable securities

        Cash and cash equivalents, and marketable securities consisted of the following:

	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$3,247	$3,655
Money market accounts	5,602	23,683

Total cash and cash equivalents	$8,849	$27,338

Short-term marketable securities:
Marketable securities	$1,614	$32,962

Total short-term marketable securities	$1,614	$32,962

        All contractual maturities of marketable securities were less than one year at December 31, 2014 and 2013. These consist primarily of corporate securities which include commercial paper and corporate debt instruments including notes issued by foreign or domestic corporations which pay in U.S. dollars and carry a rating of A or better.

        For the years ended December 31, 2014, 2013 and 2012, interest income was $114, $181 and $183, respectively, which is included in interest and other (expense) income, net in the accompanying consolidated statements of operations.

5. Accounts receivables, net and other receivables

        Accounts receivable, net of allowances for doubtful accounts and other receivables consisted of the following:

	December 31,
	2014	2013
Trade receivables, net of allowances	$25,562	$12,799
Unbilled access fees	2,142	2,036
Unbilled platform service arrangements	213	1,491

Accounts receivable, net	$27,917	$16,326

Unbilled access fees	$115	$264
Unbilled platform service arrangements	—	16

Non-current other receivables	$115	$280

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

5. Accounts receivables, net and other receivables (Continued)

        Included in accounts receivables, net for the periods indicated was the allowance for doubtful accounts which consisted of the following:

Allowance for Doubtful Accounts
Balance, December 31, 2011	$177
Additions charged to operations	45
Deductions from reserves, net	(43)

Balance, December 31, 2012	179
Additions charged to operations	209
Deductions from reserves, net	(43)

Balance, December 31, 2013	345
Additions charged to operations	191
Deductions from reserves, net	(142)

Balance, December 31, 2014	$394

6. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consisted of the following:

	December 31,
	2014	2013
Salaries and wages	$2,389	$3,024
Revenue share	5,683	4,598
Accrued partner network	1,105	736
Accrued for construction in progress	9,438	2,717
Settlement liabilities	1,850	—
Accrued professional fees	1,241	179
Accrued taxes	327	256
Deferred rent	18	853
Holdback liabilities	1,615	1,875
Contingent consideration	131	980
Other	2,312	1,311

Total accrued expenses and other liabilities	$26,109	$16,529

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Property and equipment

        The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	December 31,
	2014	2013
Leasehold improvements	$152,627	$97,462
Construction in progress	20,104	18,157
Computer equipment	7,909	7,372
Software	17,827	10,452
Office equipment	297	412

Total property and equipment	198,764	133,855
Less: accumulated depreciation and amortization	(86,992)	(66,295)

Total property and equipment, net	$111,772	$67,560

        Included in property and equipment at December 31, 2014 and 2013 was equipment acquired under capital leases totaling $1,209 and $1,220, respectively, and related accumulated depreciation and amortization of $300 and $191, respectively.

        Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows on the accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2014	2013	2012
Network access	$18,074	$12,651	$11,948
Network operations	5,662	4,091	2,844
Development and technology	3,381	1,992	1,049
General and administrative	329	206	117

Total depreciation and amortization of property and equipment	$27,446	$18,940	$15,958

        During the year ended December 31, 2014, the Company recognized $406 of impairment losses related to a change in the use of certain software developed for internal use that indicated that the carrying value of those assets will not be recoverable, and $494 of net impairment losses related to a venue termination agreement that resulted in the abandonment of our Wi-Fi network assets and the release of the corresponding capital lease obligations associated with those assets. The impairment charges for internal use software and abandoned Wi-Fi network assets are included within development and technology expenses and general and administrative expenses, respectively, in the accompanying consolidated statements of operations.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

8. Goodwill and intangible assets

  Goodwill

        The following table sets forth the changes in our goodwill balance, for all periods presented:

Goodwill
Balance, December 31, 2012	$26,744
Acquisition of Endeka	5,776
Acquisition of AWG	9,883

Balance, December 31, 2013 and December 31, 2014	$42,403

  Intangible assets

        The following table sets forth the changes in our intangible assets balance, for all periods presented:

Intangible Assets
Balance, December 31, 2012	$10,594
Additions	15,069
Amortization expense	(2,250)

Balance, December 31, 2013	23,413
Amortization expense	(3,682)
Impairment loss	(55)

Balance, December 31, 2014	$19,676

        During 2014, we recorded impairment losses for certain patent applications that we abandoned.

        Intangible assets at December 31, 2014 consist of the following:

	Weighted Average Life	Historical Cost	Accumulated Amortization	Net
Venue contracts	10 years	$36,356	$(21,582)	$14,774
Non-compete agreements	5 years	3,840	(1,067)	2,773
Technology	6 years	2,300	(863)	1,437
Advertiser relationships	5 years	70	(34)	36
Patents, trademarks and other	6 years	1,353	(697)	656

		$43,919	$(24,243)	$19,676

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

8. Goodwill and intangible assets (Continued)

        Intangible assets at December 31, 2013 consist of the following:

	Weighted Average Life	Historical Cost	Accumulated Amortization	Net
Venue contracts	10 years	$36,356	$(19,314)	$17,042
Non-compete agreements	5 years	3,840	(224)	3,616
Technology	6 years	2,300	(441)	1,859
Advertiser relationships	5 years	70	(20)	50
Patents, trademarks and other	6 years	1,408	(562)	846

		$43,974	$(20,561)	$23,413

        Amortization expense for fiscal years 2015 through 2019 and thereafter is as follows:

Year	Amortization Expense
2015	$3,525
2016	3,451
2017	3,218
2018	2,370
2019	1,625
Thereafter	5,487

$19,676

9. Fair value measurement

        The following table sets forth our financial assets that are measured at fair value on a recurring basis:

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$5,602	$—	$—	$5,602
Marketable securities	—	1,614	—	1,614

Total assets	$5,602	$1,614	$—	$7,216

Liabilities:
Contingent consideration	$—	$—	$131	$131

Total liabilities	$—	$—	$131	$131

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

        The Company used the income approach to value the contingent consideration as of December 31, 2014. The contingent consideration used a discounted cash flow method with probability weighted cash flows for Endeka. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration categorized as Level 3:

Beginning balance, January 1, 2013	$—
Contingent consideration for acquisition of businesses	2,309
Change in fair value	(367)

Balance, December 31, 2013	$1,942
Payment of contingent consideration	(1,000)
Change in fair value	(811)

Balance, December 31, 2014	$131

10. Stockholders' equity

        At December 31, 2014 and 2013, we are authorized to issue up to 100,000,000 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the "2001 Plan") and 2011 Equity Incentive Plan (the "2011 Plan").

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Stockholders' equity (Continued)

        The amount of such shares of common stock reserved for these purposes is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Outstanding stock options under the 2001 Plan	1,525	1,859
Outstanding stock options under the 2011 Plan	2,816	3,096
Outstanding RSUs under the 2011 Plan	1,385	753
Shares available for grant under the 2011 Plan	4,492	3,259

Total	10,218	8,967

11. Credit Facility

        On November 21, 2014, we entered into a Credit Agreement (the "Credit Agreement") and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank (the "Lenders"), for a secured credit facility in the form of a revolving line of credit in the initial amount of up to $46,500, with an option to increase the available amount to $86,500 upon the satisfaction of certain conditions (the "Revolving Line of Credit") and a term loan of $3,500 (the "Term Loan" and together with the Revolving Line of Credit, the "Credit Facility"). We may use borrowings under the Credit Facility for general working capital and corporate purposes. In general, amounts borrowed under the Credit Facility are secured by a lien against all of our assets, with certain exclusions.

        As of December 31, 2014, no amounts were outstanding under the Revolving Line of Credit. Subsequent to December 31, 2014, we borrowed $5,000 under the Revolving Line of Credit. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at the Company's election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of December 31, 2014, $3,500 was outstanding under the Tem Loan at a rate of 2.7%. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Credit Facility (Continued)

        Principal payments due under our Term Loan for fiscal years 2015 through 2018 is as follows:

Year	Principal Payments
2015	$875
2016	875
2017	875
2018	875

$3,500

        The Company is subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. The Company was in compliance with all such financial covenants as of December 31, 2014. The Company is also subject to certain non-financial covenants, and the Company was also in compliance with all such non-financial covenants as of December 31, 2014.

        The Company incurred debt issuance costs of $711. Debt issuance costs are amortized on a straight-line basis over the four year term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other (expense) income in the accompanying consolidated statements of operations for the year ended December 31, 2014. Amortization and interest expense recorded amounted to $34 for the year ended December 31, 2014.

        Amortization expense for our debt issuance costs for fiscal years 2015 through 2018 is as follows:

Year	Amortization Expense
2015	$178
2016	178
2017	178
2018	158

$692

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Income taxes

        The income tax expense (benefit) by jurisdiction consists of the following for the years ended December 31:

	2014	2013	2012
U.S. federal:
Current	$6	$(402)	$1,651
Deferred	328	1,158	1,189

Total U.S. federal	$334	$756	$2,840

U.S. state and local:
Current	$226	$248	$327
Deferred	140	457	(202)

Total U.S. state and local	$366	$705	$125

        Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following for the years ended December 31:

	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State and local	4.6	(5.7)	1.1
Foreign rate differential	(0.7)	(3.2)	—
Stock options	(0.5)	(0.7)	(2.6)
Non-controlling interests	1.9	15.2	(2.2)
Valuation allowance	(45.1)	(128.5)	—
Transaction costs	—	(6.7)	—
Purchase price adjustments	—	6.6	—
Revaluation of deferred tax assets	—	2.8	—
Uncertain tax positions	(0.1)	(2.9)	—
Return to provision	0.6	9.3	(5.3)
Other	1.4	1.1	2.0

Income taxes	(3.9)%	(78.7)%	27.0%

        We have a foreign subsidiary in the United Kingdom, which has generated losses since inception resulting in a $1,360 deferred tax asset with a corresponding valuation allowance as of December 31, 2014. We also have a majority owned foreign subsidiary in Brazil, which has generated losses since inception resulting in a $292 deferred tax assets with a corresponding valuation allowance as of December 31, 2014. Foreign loss before income taxes was $1,251, $559, and $61 for 2014, 2013, and 2012, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Income taxes (Continued)

        Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following for the years ended December 31, 2014 and December 31, 2013, respectively:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$10,115	$3,508
Outside basis differences for U.S. partnerships	3,710	2,842
Stock options	3,348	3,018
Deferred revenue	648	516
Deferred compensation	144	355
State taxes	45	34
Other	1,341	404
Valuation allowance	(12,470)	(4,101)

Net deferred tax assets	6,881	6,576
Deferred tax liabilities:
Intangible assets	(6,855)	(6,737)
Property and equipment	(2,671)	(2,016)

Net deferred tax liabilities	(9,526)	(8,753)

Net deferred taxes	$(2,645)	$(2,177)

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014 and 2013, we had federal net operating loss carryforwards of approximately $35,555 and $20,389, respectively, state net operating loss carryforwards of approximately $55,457 and $37,153, respectively, and foreign net operating loss carryforwards of $7,661 and $3,425, respectively. The federal net operating loss carryforwards will begin to expire in 2025, and our foreign net operating loss carryforwards have an indefinite life. Our state net operating loss carryforwards are principally related to California net operating losses and will begin to expire in 2015. Our ability to utilize certain of our net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Income taxes (Continued)

        The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation Allowance
Balance, December 31, 2011	$1,822
Additions charged to operations	51
Decrease credited to operations	(204)

Balance, December 31, 2012	1,669
Additions charged to operations	2,432
Decrease credited to operations	—

Balance, December 31, 2013	4,101
Additions charged to operations	8,369
Decrease credited to operations	—

Balance, December 31, 2014	$12,470

        During the year ended December 31, 2013, we recorded a $2,432 increase in our valuation allowance on our federal deferred tax assets, primarily due to changes in our expectations regarding our ability to realize these deferred tax assets. This resulted from a determination that it was more likely than not that certain federal net deferred tax assets would not be realized. We won some significant new contracts for the build out of broadband and IPTV networks for troops stationed on U.S. military bases that require us to make investments and incur losses in advance of experiencing any direct benefit from them including generation of revenues.

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

        During 2013 and 2012, we realized excess windfall tax benefits of approximately $55 and $2,190, respectively, from stock option exercises. These benefits decreased income taxes payable and were recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheets. In accordance with the reporting requirements under ASC 718, we did not include excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards excluded under ASC 718 was approximately $6,284 at December 31, 2014. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

        We recognized interest and penalties related to income tax matters in income taxes which were not material during the years ended December 31, 2014, 2013, and 2012.

        We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for the amount of these positions that may not be sustained, or may only partially

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Income taxes (Continued)

be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. As of December 31, 2014 and 2013, we had $459 and $445 in uncertain tax positions, respectively, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of December 31, 2014 and 2013, we have accrued $67 and $53 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our consolidated statements of operations, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2014 was $286.

        A reconciliation of our unrecognized tax benefits, excluding interest and penalties, is as follows:

Uncertain Tax Positions
Balance, December 31, 2012	$392
Additions for current period tax positions	—

Balance, December 31, 2013 and December 31, 2014	$392

        Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2012 and forward are subject to examination by the IRS and our tax years 2010 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

13. Commitments and contingencies

  Capital and operating leases

        We lease space in managed and operated locations, primarily airports, under exclusive long-term, non-cancellable contracts to provide Wi-Fi connectivity and cellular phone access to our DAS network. Minimum rent expense is recorded on a straight-line basis over the term of the lease. Rent expense related to our leases for the years ended December 31, 2014, 2013 and 2012 was $29,434, $20,234 and $16,760, respectively.

        We lease equipment, primarily data communication equipment and database software under non-cancellable capital leases that will expire over the next four years. The leases are collateralized by the equipment under the lease. Interest expense associated with the capital leases for the years ended December 31, 2014, 2013 and 2012 was $33, $15 and $11, respectively. We also lease office space under non-cancellable operating leases. Rent expense for our leases of office facilities for the years ended

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

13. Commitments and contingencies (Continued)

December 31, 2014, 2013 and 2012 was $1,621, $1,227 and $1,209, respectively. Included in rent expense for the years ended December 31, 2014, 2013 and 2012 was sublease income of $27, $54 and $52, respectively.

        Future minimum lease obligations under non-cancellable operating and capital leases at December 31, 2014 are as follows:

Years ended December 31,	Capital Leases	Operating Leases and Airport Guarantees
2015	$331	$10,038
2016	259	9,842
2017	132	9,852
2018	26	8,821
2019	—	6,035
Thereafter	—	33,312

Minimum lease payments	748	$77,900

Less: Amounts representing interest ranging from 3.1% to 11.1%	(58)

Minimum lease payments	$690

Current portion	$309

Non-current portion	$381

  Letters of credit

        We have entered into Letter of Credit Authorization agreements (collectively, "Letters of Credit"), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of December 31, 2014, we have Letters of Credit totaling $3,315 that are scheduled to expire over the next eleven-month period. There have been no drafts drawn under these Letters of Credit as of December 31, 2014. Subsequent to December 31, 2014, the Company established additional Letters of Credit totaling $600.

  Legal proceedings

        From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

  Indemnification

        Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

13. Commitments and contingencies (Continued)

suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable. We have never paid a claim, nor have we been sued in connection with these indemnification provisions. At December 31, 2014 and 2013, we have not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation in connection with these guarantees is not probable.

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

  Other matters

        We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. We consider this claim to be without merit and plan to defend against such claim; however, we believe it is reasonably possible a loss ranging from $0 to $3,000 has been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

14. Stock repurchases

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company's common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the year ended December 31, 2014. During the year ended December 31, 2013, we repurchased and retired approximately 722,000 shares under this program for approximately $4,820, excluding commissions paid, at an average price per share of $6.68. As of December 31, 2014, the remaining approved amount for repurchases was approximately $5,180.

15. Stock incentive plans

        In March 2011, our board of directors approved the 2011 Plan. The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. As of December 31, 2014, 8,693,162 shares of common stock are reserved for issuance. As of

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

15. Stock incentive plans (Continued)

December 31, 2014, options to purchase 5,229,486 shares of common stock and 2,449,716 RSUs have been granted under the 2011 Plan.

        No further awards will be made under our 2001 Plan and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2014, options to purchase 1,525,335 shares of common stock were outstanding under the 2001 Plan.

        The following table summarizes our stock-based compensation expense included in the consolidated statements of operations for 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Network operations	$1,356	$888	$352
Development and technology	600	380	352
Selling and marketing	2,017	1,045	571
General and administrative	3,191	2,193	1,460

Total stock-based compensation expense	$7,164	$4,506	$2,735

        We capitalized $398 of stock-based compensation expense for the year ended December 31, 2014.

  Stock option awards

        We grant stock option awards to both employees and non-employee directors. The grant date for these awards is the same as the measurement date. The stock option awards generally vest over a four year service period with 25% vesting when the individual completes 12 months of continuous service and the remaining 75% vesting monthly thereafter. These awards are valued as of the measurement date and the stock-based compensation expense, net of estimated and actual forfeitures, is recognized

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

15. Stock incentive plans (Continued)

on a straight-line basis over the requisite service period. A summary of the activity for stock option awards for 2014, 2013 and 2012 is presented below:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,601	$5.50	7.0	$30,996
Granted	1,391	$8.29
Exercised	(1,899)	$1.36
Canceled/forfeited	(1,048)	$11.85

Outstanding at December 31, 2012	5,045	$6.50	6.4	$14,742
Granted	1,351	$6.73
Exercised	(461)	$1.33
Canceled/forfeited	(980)	$10.20

Outstanding at December 31, 2013	4,955	$6.31	6.6	$9,535
Granted	203	$5.99
Exercised	(458)	$2.53
Canceled/forfeited	(359)	$7.53

Outstanding at December 31, 2014	4,341	$6.60	5.8	$11,017

Vested, exercisable and expected to vest at December 31, 2014	4,267	$6.58	5.7	$10,946
Exercisable at December 31, 2014	3,053	$5.83	4.9	$10,014

        The aggregate intrinsic value in the table above represents the difference between the estimated fair value of our common stock at December 31, 2014 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2014. The intrinsic value changes are based on the estimated fair value of our common stock.

        Stock options to purchase approximately 458,000, 461,000 and 1,899,000 shares of our common stock were exercised during the years ended December 31, 2014, 2013 and 2012 for cash proceeds of $1,158, $614 and $2,573, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $2,027, $2,662 and $14,901, respectively. We realized $55 and $2,190 of tax benefits for the deductions from stock option exercises during 2013 and 2012, respectively.

        The weighted average grant date fair value of options granted for the years ended December 31, 2014, 2013 and 2012 was $2.92, $3.03 and $3.59, respectively.

        At December 31, 2014, the total remaining stock-based compensation expense for unvested stock option awards is $4,479, which is expected to be recognized over a weighted average period of 2.11 years.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

15. Stock incentive plans (Continued)

  Restricted stock unit awards

        We grant time-based restricted stock units ("RSU") to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel generally vest over a two to three year period subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

        During the year ended December 31, 2014, we granted performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company's annual revenue growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement with one-third of the performance-based RSUs vesting when the individual completes 12 months of continuous service and the balance vesting over a series of eight successive equal quarterly installments thereafter subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met. As of December 31, 2014, the performance condition for these performance-based RSUs has been met.

        A summary of the RSU activity in 2014 is as follows:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	—	$—
Granted	799	$6.21
Vested	(6)	$6.39
Canceled/forfeited	(40)	$6.05

Nonvested at December 31, 2013	753	$6.22
Granted	1,650	$6.02
Vested	(868)	$6.09
Canceled/forfeited	(150)	$6.02

Nonvested at December 31, 2014	1,385	$6.09

        During the year ended December 31, 2014, 868,211 shares of time-based RSUs vested. The Company issued 581,866 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

        At December 31, 2014, the total remaining stock-based compensation expense for unvested RSU awards is $6,901, which is expected to be recognized over a weighted average period of 2.1 years.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

16. Employee benefit plan

        We have a defined contribution savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet the IRS requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Employer contributions of $393, $330 and $347 were made to the plan by us in 2014, 2013 and 2012, respectively.

17. Net (loss) income per share attributable to common stockholders

        The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(19,521)	$(3,968)	$7,295

Denominator:
Weighted average common stock, basic	35,753	35,578	34,774
Effect of dilutive stock options	—	—	2,543

Weighted average common stock, diluted	35,753	35,578	37,317

Net (loss) income per share attributable to common stockholders:
Basic	$(0.55)	$(0.11)	$0.21
Diluted	$(0.55)	$(0.11)	$0.20

        For the years ended December 31, 2014 and 2013, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period. For the year ended December 31, 2012, we excluded approximately 2,518,000 stock options in the computation of diluted net income per share as the inclusion would have been anti-dilutive.

18. Quarterly financial data (unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2014
	March 31	June 30	September 30	December 31
Revenue	$26,452	$28,396	$30,822	$33,627
Loss from operations	$(5,173)	$(3,352)	$(3,487)	$(6,014)
Net loss attributable to common stockholders	$(5,448)	$(3,734)	$(3,815)	$(6,524)
Basic loss per share	$(0.15)	$(0.10)	$(0.11)	$(0.18)
Diluted loss per share	$(0.15)	$(0.10)	$(0.11)	$(0.18)

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

18. Quarterly financial data (unaudited) (Continued)

	2013
	March 31	June 30	September 30	December 31
Revenue	$23,134	$26,239	$28,607	$28,766
(Loss) income from operations	$(1,502)	$(424)	$784	$(752)
Net (loss) income attributable to common stockholders	$(1,121)	$(399)	$354	$(2,802)
Basic (loss) earnings per share	$(0.03)	$(0.01)	$0.01	$(0.08)
Diluted (loss) earnings per share	$(0.03)	$(0.01)	$0.01	$(0.08)

        Earnings (loss) per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly (loss) earnings per share amounts may not equal the annual amounts reported.

19. Subsequent events

        In March 2015, we granted 1,264,608 RSUs to executive and non- executive personnel.

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

        (b)   Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2
3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4
4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2001.	S-1	04/13/2011	4.1
4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2
10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1
10.2	Amended and Restated 2001 Stock Incentive Plan.†	S-1	01/14/2011	10.2

		Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
10.3	Form of Amended and Restated 2001 Stock Plan Stock Option Agreement.	S-1	01/14/2011	10.3
10.4	2011 Equity Incentive Plan and forms of agreements thereunder.†	S-1	03/21/2011	10.4
10.5	2011 Equity Incentive Plan Notice of Stock Unit Award (Performance Stock Units).†	8-K	03/07/2014	99.1
10.6	Letter agreement between the Registrant and David Hagan, dated April 11, 2011.†	S-1	04/13/2011	10.5
10.7	2010 Management Incentive Compensation Plan.†	S-1	01/14/2011	10.7
10.8	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8
10.9	Lease Amendment dated August 19, 2014 between CA-10960 Wilshire Limited Partnership and Registrant.	10-Q	11/10/2014	10.1
10.10	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.^	S-1	04/29/2011	10.9
10.10A	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A
10.11	Amendment Agreement, dated December 31, 2014 between the Registrant and the City of Chicago.#				X
10.12	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10
10.13	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10A
10.14	Supplemental Agreement, dated June 30, 2002 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.#	10-Q	11/10/2014	10.2
10.15	Supplemental Agreement, dated November 30, 2006 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.#	10-Q	11/10/2014	10.3
10.16	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.#	10-Q	11/12/2013	10.17
10.17	Supplemental Agreement, dated July 21, 2014 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.#	10-Q	11/10/2014	10.4

Incorporated by Reference
Exhibit No.					Filed Herewith
	Description	Form	Date	Number
10.18	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11
10.19	Letter agreement between the Registrant and Peter Hovenier, dated April 1, 2013.†	8-K	04/02/2013	10.1
10.20	Letter Agreement between the Registrant and Nick Hulse, dated May 1, 2013.†	10-Q	05/10/2013	10.16
10.21	Letter agreement between the Registrant and Dawn Callahan, dated January 1, 2013.†	10-K	3/17/2014	10.15
10.22	Letter agreement between the Registrant and Tom Tracey, dated September 23, 2011.†	10-K	3/17/2014	10.16
10.23	Letter agreement between the Registrant and Derek Peterson, dated January 30, 2013.†	10-K	3/17/2014	10.17
10.24	Credit agreement between the Registrant and Bank of America, N.A.#				X
21.1	List of subsidiaries.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*
Furnished herewith.

^
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. These portions have been submitted separately to the Securities and Exchange Commission.

#
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. These portions have been submitted separately to the Securities and Exchange Commission.

†
Indicates a management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2015.

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

/s/ DAVID HAGAN David Hagan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ PETER HOVENIER Peter Hovenier	Chief Financial Officer (Principal Financial Officer)	March 16, 2015
/s/ CHARLES BOESENBERG Charles Boesenberg	Director	March 16, 2015
/s/ CHUCK DAVIS Chuck Davis	Director	March 16, 2015
/s/ MICHAEL FINLEY Michael Finley	Director	March 16, 2015
/s/ TERRELL JONES Terrell Jones	Director	March 16, 2015
/s/ LANCE ROSENZWEIG Lance Rosenzweig	Director	March 16, 2015