Form 10-Q
period 2015-03-31
BOINGO WIRELESS INC
filed 2015-05-11
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-35155

BOINGO WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4856877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10960 Wilshire Blvd., 23rd Floor
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

As of May 1, 2015, there were 36,625,569 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,619	$8,849
Marketable securities	—	1,614
Accounts receivable, net	32,327	27,917
Prepaid expenses and other current assets	3,262	3,916
Deferred tax assets	787	787
Total current assets	46,995	43,083
Property and equipment, net	120,760	111,772
Goodwill	42,403	42,403
Intangible assets, net	18,777	19,676
Other assets	2,831	2,468
Total assets	$231,766	$219,402

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,367	$4,004
Accrued expenses and other liabilities	18,756	26,109
Deferred revenue	25,164	25,488
Current portion of long-term debt	875	875
Current portion of capital leases	900	309
Total current liabilities	57,062	56,785
Deferred revenue, net of current portion	39,021	27,267
Long-term debt	7,406	2,625
Long-term portion of capital leases	2,010	381
Deferred tax liabilities	3,554	3,432
Other liabilities	1,794	1,482
Total liabilities	110,847	91,972

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 36,560 and 36,267 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	191,388	189,725
Accumulated deficit	(70,766)	(62,884)
Accumulated other comprehensive loss	(842)	(443)
Total common stockholders’ equity	119,784	126,402
Non-controlling interests	1,135	1,028
Total stockholders’ equity	120,919	127,430
Total liabilities and stockholders’ equity	$231,766	$219,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenue	$29,392	$26,452
Costs and operating expenses:
Network access	13,623	12,925
Network operations	8,039	5,824
Development and technology	4,191	3,671
Selling and marketing	4,416	3,885
General and administrative	5,833	4,395
Amortization of intangible assets	893	925
Total costs and operating expenses	36,995	31,625
Loss from operations	(7,603)	(5,173)
Interest and other (expense) income, net	(20)	19
Loss before income taxes	(7,623)	(5,154)
Income tax expense	204	148
Net loss	(7,827)	(5,302)
Net income attributable to non-controlling interests	55	146
Net loss attributable to common stockholders	$(7,882)	$(5,448)

Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.15)
Diluted	$(0.22)	$(0.15)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	36,390	35,350
Diluted	36,390	35,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(7,827)	$(5,302)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(347)	—
Comprehensive loss	(8,174)	(5,302)
Comprehensive income attributable to non-controlling interest	107	146
Comprehensive loss attributable to common stockholders	$(8,281)	$(5,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2014	36,267	$4	$189,725	$(62,884)	$(443)	$1,028	$127,430
Issuance of common stock under stock incentive plans	293	—	290	—	—	—	290
Shares withheld for taxes	—	—	(679)	—	—	—	(679)
Stock-based compensation expense	—	—	2,052	—	—	—	2,052
Net (loss) income	—	—	—	(7,882)	—	55	(7,827)
Other comprehensive (loss) income	—	—	—	—	(399)	52	(347)
Balance at March 31, 2015	36,560	$4	$191,388	$(70,766)	$(842)	$1,135	$120,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,827)	$(5,302)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,054	5,784
Amortization of intangible assets	893	925
Loss on disposal of fixed assets	91	—
Stock-based compensation	1,835	1,517
Change in fair value of contingent consideration	(114)	(378)
Change in deferred income taxes	122	—
Changes in operating assets and liabilities:
Accounts receivable	(4,477)	(1,719)
Prepaid expenses and other assets	199	13
Accounts payable	4,490	(156)
Accrued expenses and other liabilities	(2,221)	(291)
Deferred revenue	11,430	7,678
Net cash provided by operating activities	12,475	8,071
Cash flows from investing activities
Purchases of marketable securities	—	(22,682)
Proceeds from sales of marketable securities	1,614	18,358
Purchases of property and equipment	(16,600)	(16,004)
Net cash used in investing activities	(14,986)	(20,328)
Cash flows from financing activities
Proceeds from credit facility	5,000	—
Proceeds from exercise of stock options	290	95
Principal payments on debt	(219)	—
Payments of capital leases and notes payable	(97)	(180)
Payment of other acquisition related consideration	—	(275)
Payments of withholding tax on net issuance of restricted stock units	(679)	(586)
Payments to non-controlling interests	—	(619)
Net cash provided by (used in) financing activities	4,295	(1,565)
Effect of exchange rates on cash	(14)	—
Net increase (decrease) in cash and cash equivalents	1,770	(13,822)
Cash and cash equivalents at beginning of period	8,849	27,338
Cash and cash equivalents at end of period	$10,619	$13,516
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	9,868	8,483
Acquisition of equipment under capital lease	2,297	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of mobile Internet solutions for smartphones, tablet computers, laptops, and other wireless-enabled consumer devices. The Company has more than a million small cell networks for cellular distributed antenna system (“DAS”) and Wi-Fi access that reach more than one billion consumers annually. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these small cell networks. Wholesale offerings include Wi-Fi roaming, private label Wi-Fi, location based services, and DAS, which are cellular extension networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than one million commercial hotspots worldwide, and Internet Protocol television (“IPTV”) services and broadband for military barracks. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at U.S. military bases.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in our annual report on Form 10-K filed with the SEC on March 16, 2015. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three months ended March 31, 2015 and 2014, and our financial position as of March 31, 2015. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

All significant long-lived tangible assets are held in the U.S. We do not disclose sales by geographic area because to do so would be impracticable. In our annual report on Form 10-K filed with the SEC on March 16, 2015, we updated our presentation of retail and wholesale revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. As a result, we have also reclassified our revenues by primary revenue source for the three months ended March 31, 2014 for comparability purposes.

The following is a summary of our revenue by primary revenue source:

	Three Months Ended March 31,
	2015	2014
Revenue:
Retail	$8,709	$10,354
DAS	9,596	7,818
Wholesale—Wi-Fi	4,170	3,305
Military	3,514	476
Advertising and other	3,403	4,499
Total revenue	$29,392	$26,452

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At March 31, 2015 and December 31, 2014, we had $0 and $1,614, respectively, in marketable securities.

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

For the three months ended March 31, 2015 and 2014, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of March 31, 2015 and December 31, 2014, we had no unrealized gains or losses in accumulated other comprehensive loss.

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

We adopted the provisions of Accounting Standards Update (“ASU”) 2009- 13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, the Company had $842 and $443, respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of March 31, 2015 and December 31, 2014 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

Some of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the condensed consolidated statements of operations.

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-15, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the arrangement for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for all entities. An entity may choose to adopt the new standard either retrospectively or prospectively. We are currently evaluating the expected impact of this new standard on our cloud computing arrangements in our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the debt liability, similar to the presentation of debt discounts, except when incurred before receipt of the funding from the associated debt liability. The costs will continue to be amortized to interest expense. The standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. An entity must adopt the new standard retrospectively for all prior periods presented in the financial statements. We have not elected to early adopt this standard. As of March 31, 2015 and December 31, 2014, we have classified debt issuance costs of $178 and $178, respectively, within prepaid expenses and other current assets, and $470 and $514, respectively, within other assets in the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU 2015-02, Consolidation — Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the expected impact of this new standard.

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

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	March 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$8,390	$3,247
Money market accounts	2,229	5,602
Total cash and cash equivalents	$10,619	$8,849
Short-term marketable securities:
Marketable securities	$—	$1,614
Total short-term marketable securities	$—	$1,614

For the three months ended March 31, 2015 and 2014, interest income was $1 and $48, respectively, which is included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	March 31, 2015	December 31, 2014
Leasehold improvements	$157,656	$152,627
Construction in progress	28,939	20,104
Computer equipment	10,170	7,909
Software	18,492	17,827
Office equipment	327	297
Total property and equipment	215,584	198,764
Less: accumulated depreciation and amortization	(94,824)	(86,992)
Total property and equipment, net	$120,760	$111,772

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Network access	$4,832	$3,862
Network operations	1,986	1,187
Development and technology	1,174	697
General and administrative	62	38
Total depreciation and amortization of property and equipment	$8,054	$5,784

5. Fair value measurement

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

At March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$2,229	$—	$—	$2,229
Total assets	$2,229	$—	$—	$2,229
Liabilities:
Contingent consideration	$—	$—	$17	$17
Total liabilities	$—	$—	$17	$17

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$5,602	$—	$—	$5,602
Marketable securities	—	1,614	—	1,614
Total assets	$5,602	$1,614	$—	$7,216
Liabilities:
Contingent consideration	$—	$—	$131	$131
Total liabilities	$—	$—	$131	$131

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

The Company used the income approach to value the contingent consideration as of March 31, 2015. The contingent consideration used a discounted cash flow method with probability weighted cash flows for Endeka Group, Inc., which we acquired in February 2013. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration categorized as Level 3:

Balance, January 1, 2015	$131
Change in fair value	(114)
Balance, March 31, 2015	$17

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Revenue share	$3,641	$5,683
Salaries and wages	2,583	2,389
Accrued for construction-in-progress	4,786	9,438
Accrued partner network	1,066	1,105
Settlement liabilities	1,013	1,850
Accrued professional fees	533	1,241
Accrued taxes	570	327
Deferred rent	11	18
Holdback liabilities	1,600	1,615
Contingent consideration	17	131
Other	2,936	2,312
Total accrued expenses and other liabilities	$18,756	$26,109

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

Income tax expense of $204 and $148 reflects an effective tax rate of 2.7% and 2.9% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three months ended March 31, 2015 and 2014. At March 31, 2015, we have net deferred tax liabilities of $2,767. As of March 31, 2015 and December 31, 2014, we had $465 and $459, respectively, of uncertain tax positions, $106 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of March 31, 2015 and December 31, 2014, we have accrued $73 and $67, respectively, for related interest, net of federal income tax benefits, and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2015 was $286.

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

8. Credit Facility

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank (the “Lenders”), for a secured credit facility in the form of a revolving line of credit in the initial amount of up to $46,500, with an option to increase the available amount to $86,500 upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3,500 (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). We may use borrowings under the Credit Facility for general working capital and corporate purposes. In general, amounts borrowed under the Credit Facility are secured by a lien against all of our assets, with certain exclusions.

As of March 31, 2015 and December 31, 2014, $5,000 and $0, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within long-term debt in our condensed consolidated balance sheet as of March 31, 2015 as the Credit Facility matures on November 21, 2018 and we do not expect to repay any of the outstanding debt in the next twelve-month period. Subsequent to March 31, 2015, we borrowed an additional $10,000 under the Revolving Line of Credit. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2015 and December 31, 2014, $3,281 and $3,500, respectively, was outstanding under the Tem Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
April 1, 2015 — December 31, 2015	$656
January 1, 2016 — December 31, 2016	875
January 1, 2017 — December 31, 2017	875
January 1, 2018 — December 31, 2018	875
$3,281

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of March 31, 2015. We are also subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of March 31, 2015.

We incurred debt issuance costs of $711. Debt issuance costs are amortized on a straight-line basis over the four year term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other (expense) income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015. Amortization and interest expense capitalized during the three months ended March 31, 2015 amounted to $76. Interest rates for our Credit Facility for the three months ended March 31, 2015 ranged from 2.67% to 2.74%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
April 1, 2015 — December 31, 2015	$133
January 1, 2016 — December 31, 2016	178
January 1, 2017 — December 31, 2017	178
January 1, 2018 — December 31, 2018	158
$647

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2015, we have Letters of Credit totaling $3,906 that are scheduled to expire over the next year. There have been no drafts drawn under these Letters of Credit as of March 31, 2015.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. We consider this claim to be without merit and plan to defend against such claim; however, we believe it is reasonably possible a loss ranging from $0 to $3,000 was incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors. As of March 31, 2015, 10,324,899 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Network operations	$347	$288
Development and technology	98	141
Selling and marketing	527	334
General and administrative	863	754
Total stock-based compensation	$1,835	$1,517

During the three months ended March 31, 2015 and 2014, we capitalized $216 and $35, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,341	$6.60	5.8	$11,017
Exercised	(147)	$1.97
Canceled/forfeited	(37)	$9.21
Outstanding at March 31, 2015	4,157	$6.74	5.6	$9,783
Vested, exercisable and expected to vest at March 31, 2015	4,100	$6.73	5.6	$9,732
Exercisable at March 31, 2015	3,067	$6.16	4.9	$9,023

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

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s annual revenue growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement with one-third of the performance-based RSUs vesting when the individual completes 12 months of continuous service and the balance vesting over a series of eight successive equal quarterly installments thereafter subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

A summary of the nonvested RSU activity under the 2011 Plan is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	1,385	$6.09
Granted	1,228	$7.31
Vested	(239)	$7.26
Canceled/forfeited	(25)	$6.94
Nonvested at March 31, 2015	2,349	$6.71

During the three months ended March 31, 2015, 239,082 shares of RSUs vested. The Company issued 146,758 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(7,882)	$(5,448)
Denominator:
Weighted average common stock, basic and diluted	36,390	35,350
Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.15)
Diluted	$(0.22)	$(0.15)

For the three months ended March 31, 2015 and 2014, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period as the inclusion would be anti-dilutive.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three months ended March 31, 2015. As of March 31, 2015, the remaining approved amount for repurchases was approximately $5,180.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities Exchange Commission on March 16, 2015.

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

As of March 31, 2015, individual retail users provide approximately 30% of our revenue by purchasing month-to-month subscription plans that automatically renew or hotspot specific single-use access to our network. As of March 31, 2015, our retail subscriber base is approximately 235,000, a decrease of approximately 20% over the prior year period. As of March 31, 2015, individual military users provide approximately 12% of our revenue by purchasing broadband and Internet Protocol television (“IPTV”) services in military barracks. As of March 31, 2015, we have grown our military subscriber base to approximately 32,000 from approximately 2,000 in the prior year period.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS networks at locations where we manage and operate the wireless network. As of March 31, 2015, DAS revenue accounts for approximately 33% of our revenue. In addition, our partners pay us usage-based or user-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. As of March 31, 2015, wholesale Wi-Fi revenue accounts for approximately 14% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access, promotional programs and online display advertising. As of March 31, 2015, advertising and other revenue accounts for approximately 11% of our revenue.

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

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, income tax expense, amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other expense (income), net.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
	(unaudited) (in thousands)

Net loss attributable to common stockholders	$(7,882)	$(5,448)
Depreciation and amortization of property and equipment	8,054	5,784
Income tax expense	204	148
Amortization of intangible assets	893	925
Stock-based compensation expense	1,835	1,517
Non-controlling interests	55	146
Interest and other expense (income), net	20	(19)
Adjusted EBITDA	$3,179	$3,053

Key Business Metrics

In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. In our annual report on Form 10-K filed with the SEC on March 16, 2015, we updated our presentation of revenue sources to differentiate our individual users based on the nature of the users. Accordingly, we have disaggregated our subscribers between our retail and military users. We have also removed monthly churn, which was defined as the number of subscribers who canceled their subscriptions in a given month, expressed as a percentage of the average subscribers in that month, as a key performance indicator as we no longer view monthly churn as a key business metric.

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

Revenue

Our revenue consists of retail revenue, military revenue, wholesale revenue, and advertising and other revenue. In our annual report on Form 10-K filed with the SEC on March 16, 2015, we updated our presentation of revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access and/or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. As a result, we have also reclassified our revenues by primary revenue source for the three months ended March 31, 2014 for comparability purposes.

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

Advertising and other.  We generate revenue from advertisers that seek to reach visitors to our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs and at locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs. In addition, we receive revenue from partners in certain venues where we manage and operate the Wi-Fi network.

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended March 31,
	2015	2014
	(unaudited) (in thousands)
Consolidated Statement of Operations Data:
Revenue	$29,392	$26,452
Costs and operating expenses:
Network access	13,623	12,925
Network operations	8,039	5,824
Development and technology	4,191	3,671
Selling and marketing	4,416	3,885
General and administrative	5,833	4,395
Amortization of intangible assets	893	925
Total costs and operating expenses	36,995	31,625
Loss from operations	(7,603)	(5,173)
Interest and other (expense) income, net	(20)	19
Loss before income taxes	(7,623)	(5,154)
Income tax expense	204	148
Net loss	(7,827)	(5,302)
Net income attributable to non-controlling interests	155	146
Net loss attributable to common stockholders	$(7,882)	$(5,448)

	Three Months Ended March 31,
	2015	2014
	(unaudited) (in thousands)
Depreciation and amortization expense included in the above line items:
Network access	$4,832	$3,862
Network operations	1,986	1,187
Development and technology	1,174	697
General and administrative	62	38
Total(1)	$8,054	$5,784

(1)         The $2.3 million increase in depreciation and amortization of property and equipment for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2014 and 2015.

	Three Months Ended March 31,
	2015	2014
	(unaudited) (in thousands)
Stock-based compensation expense included in the above line items:
Network operations	$347	$288
Development and technology	98	141
Selling and marketing	527	334
General and administrative	863	754
Total(2)	$1,835	$1,517

(2)         The $0.3 million increase in stock-based compensation expense for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, is due primarily to additional stock-based compensation expense related to the restricted stock units (“RSUs”) granted in 2014 and 2015.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2015	2014
	(unaudited) (as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	46.3	48.9
Network operations	27.4	22.0
Development and technology	14.3	13.9
Selling and marketing	15.0	14.7
General and administrative	19.8	16.6
Amortization of intangible assets	3.0	3.5
Total costs and operating expenses	125.9	119.6
Loss from operations	(25.9)	(19.6)
Interest and other (expense) income, net	(0.1)	0.1
Loss before income taxes	(25.9)	(19.5)
Income tax expense	0.7	0.6
Net loss	(26.6)	(20.0)
Net income attributable to non-controlling interests	0.2	0.6
Net loss attributable to common stockholders	(26.8)%	(20.6)%

Three Months ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
Retail	$8,709	$10,354	$(1,645)	(15.9)%
DAS	9,596	7,818	1,778	22.7%
Wholesale—Wi-Fi	4,170	3,305	865	26.2%
Military	3,514	476	3,038	638.2%
Advertising and other	3,403	4,499	(1,096)	(24.4)%
Total revenue	$29,392	$26,452	$2,940	11.1%

Key business metrics:
Subscribers—retail	235	294	(59)	(20.1)%
Subscribers—military	32	2	30	*
Connects	22,819	17,507	5,312	30.3%
DAS nodes	8.9	7.3	1.6	21.9%

*                 Calculation of percentage change is not meaningful.

Retail.  Retail revenue decreased $1.6 million, or 15.9%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a $1.3 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers partially offset by a 3.8% increase in the average monthly revenue per retail subscriber in 2015 compared to 2014. The remaining decrease is due to a $0.3 million decrease in retail single-use revenue.

DAS.  DAS revenue increased $1.8 million, or 22.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to a $1.0 million increase from new build-out projects in our managed and operated locations and a $0.8 million increase in access fees from our telecom operators resulting primarily from the new build-out projects that were completed.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $0.9 million, or 26.2%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a $0.9 million increase in partner usage based fees.

Military.  Military retail revenue increased $3.0 million, or 638.2%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the increase in retail subscribers resulting from our build-out of Wi-Fi networks at military bases across the U.S.

Advertising and other.  Advertising and other revenue decreased $1.1 million, or 24.4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 primarily due to a $1.3 million decrease in advertising sales at our managed and operated locations.

Costs and Operating Expenses

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$13,623	$12,925	$698	5.4%
Network operations	8,039	5,824	2,215	38.0%
Development and technology	4,191	3,671	520	14.2%
Selling and marketing	4,416	3,885	531	13.7%
General and administrative	5,833	4,395	1,438	32.7%
Amortization of intangible assets	893	925	(32)	(3.5)%
Total costs and operating expenses	$36,995	$31,625	$5,370	17.0%

Network access. Network access costs increased $0.7 million, or 5.4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase is primarily due to a $1.0 million increase in depreciation expense and a $0.7 million increase in bandwidth and other direct costs. The increases were partially offset by a $0.5 million decrease in revenue share paid to venues in our managed and operated locations and a $0.5 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $2.2 million, or 38.0%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to a $0.7 million increase in personnel related expenses primarily resulting from increased headcount, a $0.8 million increase in depreciation expense, $0.3 million in network maintenance and connectivity expenses and a $0.4 million increase in call center, hardware and software maintenance, and other expenses.

Development and technology. Development and technology expenses increased $0.5 million, or 14.2% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due primarily to a $0.5 million increase in depreciation expense.

Selling and marketing. Selling and marketing expenses increased $0.5 million, or 13.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due primarily to a $0.3 million increase in personnel related expenses, inclusive of a $0.2 million increase in stock-based compensation expenses. The remaining increase is due to increases in related marketing expenses.

General and administrative.  General and administrative expenses increased $1.4 million, or 32.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to a $0.3 million increase in personnel related expenses, inclusive of a $0.1 million increase in stock-based compensation expenses, a $0.2 million increase in rent expenses, a $0.2 million increase in professional fees, a $0.2 million increase in licenses and taxes and a $0.5 million increase in depreciation and other expenses.

Amortization of intangible assets.  Amortization of intangible assets expense remained essentially unchanged for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, remained essentially unchanged for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we incurred and capitalized $0.1 million of interest expense related to our Credit Facility.

Income Tax Expense (Benefit)

We had income tax expense of $0.2 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014. Our effective tax rate remained relatively consistent for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended March 31, 2015 increased as compared to the three months ended March 31, 2014, primarily as a result of the $5.4 million increase in costs and operating expenses, which was partially offset by the $2.9 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $3.2 million for the three months ended March 31, 2015, up 4.1% from the $3.1 million recorded in the three months ended March 31, 2014. As a percent of revenue, Adjusted EBITDA was 10.8% for the three months ended March 31, 2015, down from 11.5% of revenue for the three months ended March 31, 2014. The Adjusted EBITDA increase was primarily due to a $2.2 million increase in depreciation and amortization expense, a $0.3 million increase in stock-based compensation expenses, and a $0.1 million increase in income tax expenses. The increases were partially offset by the $2.4 million increase in our net loss and a $0.1 million decrease in net income attributable to non-controlling interests for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility.  Our primary sources of liquidity as of March 31, 2015 consisted of $10.6 million of cash and $41.5 million available for borrowing under our credit facility.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2015 were $16.6 million, of which $4.9 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank (the “Lenders”), for a secured credit facility in the form of a revolving line of credit in the initial amount of up to $46.5 million, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2015, $3.3 million was outstanding under the Term Loan and $5 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. Interest rates for our Credit Facility for the three months ended March 31, 2015 ranged from 2.67% to 2.74%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of March 31, 2015 and through the date of this report. We are also subject to certain non-financial covenants, and we were also in compliance with all such non- financial covenants as of March 31, 2015 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2015 will range from $28 million to $38 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2015 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on U.S. military bases pursuant to our contracts with the U.S. government and upgrading our Wi-Fi networks at our managed and operated venues. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the three months ended March 31:

	2015	2014
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$12,475	$8,071
Net cash used in investing activities	(14,986)	(20,328)
Net cash provided by (used in) financing activities	4,295	(1,565)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2015, we generated $12.5 million of net cash from operating activities, an increase of $4.4 million from the prior year comparative period. The increase is primarily due to a $3.9 million change in our operating assets and liabilities, a $2.2 million increase in depreciation and amortization expenses, a $0.3 million increase in stock-based compensation expenses, a $0.3 million decrease in our change in fair value of contingent consideration, and a $0.1 million increase in our change in deferred taxes. The increases were partially offset by the $2.5 million increase in our net loss.

Net Cash Used in Investing Activities

For the three months ended March 31, 2015, we used $15.0 million in investing activities, a decrease of $5.3 million from the prior year comparative period. This decrease is due to the sale of $1.6 million in marketable securities during the three months ended March 31, 2015 compared to $4.3 million of net purchases of marketable securities during the three months ended March 31, 2014. The decrease was partially offset by a $0.6 million increase in purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2015, we received $4.3 million of cash from financing activities compared to $1.6 million in cash used in financing activities during the prior year comparative period. The change is primarily attributable to the $5.0 million drawdown on our Revolving Line of Credit made during the three months ended March 31, 2015 combined with a $0.6 million decrease in payments to our non-controlling interest owners, a $0.3 million decrease in acquisition related payments, a $0.2 million increase in cash proceeds from the exercise of stock options, and a $0.1 million decrease in payments for capital leases and note payable. These changes were partially offset by $0.2 million in repayments made on our Term Loan during the three months ended March 31, 2015 and a $0.1 million increase in cash used to pay federal, state, and local employment payroll taxes related to our time-based RSUs that vested during the period.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of March 31, 2015:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$44,023	$9,120	$14,543	$8,198	$12,162
Operating leases for office space(2)	33,097	871	5,950	6,012	20,264
Open purchase commitments(3)	15,282	15,282	—	—	—
Credit Facility(4)	8,281	875	1,750	5,656	—
Capital leases for equipment and software(5)	2,910	900	2,010	—	—
Unrecognized tax benefits(6)	286	286	—	—	—
Notes payable(7)	236	96	140	—	—
Contingent consideration(8)	17	17	—	—	—
Total	$104,132	$27,447	$24393	$19,866	$32,426

(1)         Payments under exclusive long-term, non- cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2015 as we have not received the related goods or services.

(4)         Long-term debt associated with our Credit Agreement with Bank of America N.A.

(5)         Leased equipment, primarily for data communication and database software, under non-cancellable capital leases.

(6)         The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized, (refer to Note 7 to the accompanying condensed consolidated financial statements included in Part I, Item 1).

(7)         Notes payable assumed in our acquisition of Endeka Group, Inc. in 2013.

(8)         Contingent consideration related to our acquisition of Endeka Group, Inc. in 2013.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2014 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 16, 2015.

Recently Issued Accounting Standards

Information regarding recently accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in Part I, Item 1, which is incorporated herein by this reference.

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

We are exposed to various market risks including: (i) investment portfolio risk, (ii) interest rate risk and (iii) foreign currency exchange rate risk. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

Investment portfolio risk.  We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2015, we had no market risk sensitive instruments.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of March 31, 2015 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2015 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. Dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2015, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

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

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: May 11, 2015	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer

BOINGO WIRELESS, INC.

Date: May 11, 2015	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)