Form 10-Q
period 2015-06-30
BOINGO WIRELESS INC
filed 2015-08-10
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 36,993,845 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$20,518	$8,849
Marketable securities	—	1,614
Accounts receivable, net	40,465	27,917
Prepaid expenses and other current assets	3,749	3,916
Deferred tax assets	787	787
Total current assets	65,519	43,083
Property and equipment, net	152,006	111,772
Goodwill	42,403	42,403
Intangible assets, net	17,872	19,676
Other assets	3,811	2,468
Total assets	$281,611	$219,402

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,467	$4,004
Accrued expenses and other liabilities	36,836	26,109
Deferred revenue	35,365	25,488
Current portion of long-term debt	10,875	875
Current portion of capital leases	1,312	309
Total current liabilities	99,855	56,785
Deferred revenue, net of current portion	52,785	27,267
Long-term debt	2,188	2,625
Long-term portion of capital leases	2,325	381
Deferred tax liabilities	3,639	3,432
Other liabilities	3,806	1,482
Total liabilities	164,598	91,972

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 36,949 and 36,267 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	193,758	189,725
Accumulated deficit	(76,703)	(62,884)
Accumulated other comprehensive loss	(783)	(443)
Total common stockholders’ equity	116,276	126,402
Non-controlling interests	737	1,028
Total stockholders’ equity	117,013	127,430
Total liabilities and stockholders’ equity	$281,611	$219,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$34,277	$28,396	$63,669	$54,848
Costs and operating expenses:
Network access	16,011	13,247	29,634	26,172
Network operations	7,902	5,793	15,941	11,617
Development and technology	4,786	3,169	8,977	6,840
Selling and marketing	4,781	3,966	9,197	7,851
General and administrative	5,689	4,645	11,522	9,040
Amortization of intangible assets	873	928	1,766	1,853
Total costs and operating expenses	40,042	31,748	77,037	63,373
Loss from operations	(5,765)	(3,352)	(13,368)	(8,525)
Interest and other income (expense), net	19	(18)	(1)	1
Loss before income taxes	(5,746)	(3,370)	(13,369)	(8,524)
Income tax expense	82	155	286	303
Net loss	(5,828)	(3,525)	(13,655)	(8,827)
Net income attributable to non-controlling interests	109	209	164	355
Net loss attributable to common stockholders	$(5,937)	$(3,734)	$(13,819)	$(9,182)

Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.10)	$(0.38)	$(0.26)
Diluted	$(0.16)	$(0.10)	$(0.38)	$(0.26)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	36,724	35,621	36,558	35,486
Diluted	36,724	35,621	36,558	35,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(5,828)	$(3,525)	$(13,655)	$(8,827)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	52	—	(295)	—
Comprehensive loss	(5,776)	(3,525)	(13,950)	(8,827)
Comprehensive income attributable to non-controlling interest	102	209	209	355
Comprehensive loss attributable to common stockholders	$(5,878)	$(3,734)	$(14,159)	$(9,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2014	36,267	$4	$189,725	$(62,884)	$(443)	$1,028	$127,430
Issuance of common stock under stock incentive plans	682	—	1,028	—	—	—	1,028
Shares withheld for taxes	—	—	(1,354)	—	—	—	(1,354)
Stock-based compensation expense	—	—	4,359	—	—	—	4,359
Non-controlling interest distributions	—	—	—	—	—	(500)	(500)
Net (loss) income	—	—	—	(13,819)	—	164	(13,655)
Other comprehensive (loss) income	—	—	—	—	(340)	45	(295)
Balance at June 30, 2015	36,949	$4	$193,758	$(76,703)	$(783)	$737	$117,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(13,655)	$(8,827)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,866	12,315
Amortization of intangible assets	1,766	1,853
Impairment loss	160	—
Loss on disposal of fixed assets	5	—
Stock-based compensation	3,934	3,368
Change in fair value of contingent consideration	(114)	(358)
Change in deferred income taxes	207	230
Changes in operating assets and liabilities:
Accounts receivable	(12,600)	(10,271)
Prepaid expenses and other assets	(1,275)	(718)
Accounts payable	2,237	5,531
Accrued expenses and other liabilities	911	(845)
Deferred revenue	35,395	13,230
Net cash provided by operating activities	34,837	15,508
Cash flows from investing activities
Purchases of marketable securities	—	(27,137)
Proceeds from sales of marketable securities	1,614	30,190
Purchases of property and equipment	(33,306)	(35,886)
Proceeds from sale of property and equipment	8	—
Net cash used in investing activities	(31,684)	(32,833)
Cash flows from financing activities
Proceeds from credit facility	15,000	—
Principal payments on debt	(5,438)	—
Proceeds from exercise of stock options	1,028	179
Payments of capital leases and notes payable	(188)	(348)
Payment of other acquisition related consideration	(17)	(275)
Payments of withholding tax on net issuance of restricted stock units	(1,354)	(992)
Payments to non-controlling interests	(500)	(623)
Net cash provided by (used in) financing activities	8,531	(2,059)
Effect of exchange rates on cash	(15)	—
Net increase (decrease) in cash and cash equivalents	11,669	(19,384)
Cash and cash equivalents at beginning of period	8,849	27,338
Cash and cash equivalents at end of period	$20,518	$7,954
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	33,202	12,075
Acquisition of equipment under capital lease	3,099	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we”, “us”, “our” or “the Company”) is a leading global provider of mobile Internet solutions for smartphones, tablet computers, laptops, and other wireless-enabled consumer devices. The Company has more than a million small cell networks for cellular distributed antenna system (“DAS”) and Wi-Fi access that reach more than one billion consumers annually. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these small cell networks. Wholesale offerings include Wi-Fi roaming, private label Wi-Fi, location based services, and DAS, which are cellular extension networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than one million commercial hotspots worldwide, and Internet Protocol television (“IPTV”) services and broadband for military barracks. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest telecom operators, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at U.S. military bases.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in our annual report on Form 10-K filed with the SEC on March 16, 2015. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three and six months ended June 30, 2015 and 2014, and our financial position as of June 30, 2015. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

On August 4, 2015, we purchased the remaining 30% ownership interest in Concourse Communications Detroit, LLC from the noncontrolling interest owners for $1,150.

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

All significant long-lived tangible assets are held in the U.S. We do not disclose sales by geographic area because to do so would be impracticable. In our annual report on Form 10-K filed with the SEC on March 16, 2015, we updated our presentation of retail and wholesale revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access and/or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. As a result, we have also reclassified our revenues by primary revenue source for the three and six months ended June 30, 2014 for comparability purposes.

The following is a summary of our revenue by primary revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Retail	$8,145	$10,367	$16,854	$20,721
DAS	12,125	9,409	21,721	17,227
Wholesale—Wi-Fi	5,472	3,463	9,642	6,768
Military	4,232	624	7,746	1,100
Advertising and other	4,303	4,533	7,706	9,032
Total revenue	$34,277	$28,396	$63,669	$54,848

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At June 30, 2015 and December 31, 2014, we had $0 and $1,614, respectively, in marketable securities.

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

For the three and six months ended June 30, 2015 and 2014, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of June 30, 2015 and December 31, 2014, we had no unrealized gains or losses in accumulated other comprehensive loss.

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

Subscription fees from retail and military customers are paid monthly in advance. Subscription fee revenue is recognized ratably over the subscription period and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. Revenue generated from retail and military single-use access is recognized when access is provided. We provide refunds for our retail and military services on a case-by-case basis. These amounts are not significant and are recorded as contra-revenue in the period the refunds are made.

Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Periodically, we install and sell Wi-Fi and DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed and the network has been accepted by the customer. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the non-cancellable term of the telecom operator agreement. The initial term of our contracts with telecom operators generally range from five to ten years and the agreements generally contain renewal clauses.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the Company had $783 and $443, respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of June 30, 2015 and December 31, 2014 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

Some of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the remeasurement of these foreign currency transactions and monetary assets and liabilities using the exchange rate as of the end of the reporting period are included in interest and other income (expense), net in the condensed consolidated statements of operations.

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

The accounting guidance for fair value measurement also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities approximates fair value due to the short-term nature of these financial instruments.

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the arrangement for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for all entities. An entity may choose to adopt the new standard either retrospectively or prospectively. We are currently evaluating the expected impact of this new standard on our cloud computing arrangements in our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense. In a June 2015 EITF meeting, the SEC observer clarified that ASU 2015-03 does not address debt issuance costs related to revolving debt arrangements and stated the SEC staff would not object to the use of current authoritative guidance to defer and present such costs as an asset and amortize the asset ratably over the term of the revolving debt arrangement. The standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. An entity must adopt the new standard retrospectively for all prior periods presented in the financial statements. We have not elected to early adopt this standard and we are currently evaluating the expected impact of this new standard. As of June 30, 2015 and December 31, 2014, we have classified debt issuance costs related to our revolving line of credit of $178 and $178, respectively, within prepaid expenses and other current assets, and $425 and $514, respectively, within other assets in the condensed consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. In May 2015, the FASB issued a proposal to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property. In June 2015, the FASB issued a proposal to clarify how the principal versus agent guidance should be applied for determining whether revenue should be presented gross (as a principal) or net (as an agent). In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The standard will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have not yet selected an effective date or a transition method and are currently evaluating the expected impact of this new standard, including proposed amendments, on our reporting of revenue contracts in our consolidated financial statements and related disclosures.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	June 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$18,288	$3,247
Money market accounts	2,230	5,602
Total cash and cash equivalents	$20,518	$8,849
Short-term marketable securities:
Marketable securities	$—	$1,614
Total short-term marketable securities	$—	$1,614

For the six months ended June 30, 2015 and 2014, interest income was $4 and $86, respectively, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	June 30, 2015	December 31, 2014
Leasehold improvements	$179,401	$152,627
Construction in progress	42,814	20,104
Computer equipment	10,698	7,909
Software	20,840	17,827
Office equipment	1,739	297
Total property and equipment	255,492	198,764
Less: accumulated depreciation and amortization	(103,486)	(86,992)
Total property and equipment, net	$152,006	$111,772

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Network access	$6,155	$4,511	$10,987	$8,373
Network operations	1,843	1,182	3,829	2,369
Development and technology	1,336	782	2,510	1,479
General and administrative	478	56	540	94
Total depreciation and amortization of property and equipment	$9,812	$6,531	$17,866	$12,315

5. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$2,230	$—	$—	$2,230
Total assets	$2,230	$—	$—	$2,230

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$5,602	$—	$—	$5,602
Marketable securities	—	1,614	—	1,614
Total assets	$5,602	$1,614	$—	$7,216
Liabilities:
Contingent consideration	$—	$—	$131	$131
Total liabilities	$—	$—	$131	$131

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

The Company used the income approach to value the contingent consideration. The contingent consideration used a discounted cash flow method with probability weighted cash flows for Endeka Group, Inc., which we acquired in February 2013. The contingent consideration for Endeka was paid out during the period ended June 30, 2015. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration categorized as Level 3:

Beginning balance, January 1, 2015	$131
Change in fair value	(114)
Payment of contingent consideration	(17)
Balance, June 30, 2015	$—

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Revenue share	$3,599	$5,683
Salaries and wages	2,846	2,389
Accrued for construction-in-progress	21,796	9,438
Accrued partner network	1,313	1,105
Settlement liabilities	675	1,850
Accrued professional fees	916	1,241
Accrued taxes	630	327
Deferred rent	19	18
Holdback liabilities	1,600	1,615
Contingent consideration	—	131
Other	3,442	2,312
Total accrued expenses and other liabilities	$36,836	$26,109

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

Income tax expense of $82 and $155 reflects an effective tax rate of 1.4% and 4.6% for the three months ended June 30, 2015 and 2014, respectively. Income tax expense of $286 and $303 reflects an effective tax rate of 2.1% and 3.6% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and six months ended June 30, 2015 and 2014. At June 30, 2015, we have net deferred tax liabilities of $2,852. As of June 30, 2015 and December 31, 2014, we had $355 and $459, respectively, of uncertain tax positions, $84 and $106, respectively, of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of June 30, 2015 and December 31, 2014, we have accrued $42 and $67, respectively, for related interest, net of federal income tax benefits, and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2015 was $229.

A reconciliation of our unrecognized tax benefits, excluding interest and penalties, is as follows:

Beginning balance, January 1, 2015	$392
Additions for current period tax positions	—
Effective settlement during the current period	(79)
Balance, June 30, 2015	$313

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

As of June 30, 2015 and December 31, 2014, $10,000 and $0, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within short-term debt in our condensed consolidated balance sheet as of June 30, 2015 as we expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of June 30, 2015 and December 31, 2014, $3,063 and $3,500, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
July 1, 2015 — December 31, 2015	$438
January 1, 2016 — December 31, 2016	875
January 1, 2017 — December 31, 2017	875
January 1, 2018 — December 31, 2018	875
$3,063

We incurred debt issuance costs of $711. Debt issuance costs are amortized on a straight-line basis over the four year term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other income (expense) in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2015. Amortization and interest expense capitalized during the three and six months ended June 30, 2015 amounted to $170 and $246, respectively. Interest rates for our Credit Facility for the six months ended June 30, 2015 ranged from 2.73% to 3.28%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
July 1, 2015 — December 31, 2015	$89
January 1, 2016 — December 31, 2016	178
January 1, 2017 — December 31, 2017	178
January 1, 2018 — December 31, 2018	158
$603

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. In August 2015, we amended our Credit Facility to primarily revise our financial covenants with an effective date of June 30, 2015 through the period ended September 30, 2015. We were in compliance with all such financial covenants as of June 30, 2015. We are also subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the carrying amount reflected in the accompanying condensed consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value (Level 2) based on the variable nature of the interest rates, lack of significant change to our credit risk, and the proximity to the issuance date.

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of June 30, 2015, we have Letters of Credit totaling $3,891 that are scheduled to expire or renew over the next year. There have been no drafts drawn under these Letters of Credit as of June 30, 2015.

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

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.  As of June 30, 2015, 10,324,899 shares of common stock are reserved for issuance.

At the 2015 Annual Meeting of Stockholders held on June 12, 2015, our stockholders approved the following amendments to our 2011 Equity Incentive Plan: (a) termination of the automatic “evergreen” share reserve increase feature after January 2018, so that no additional automatic annual share increases will occur thereafter; (b) remove the discretion to re-price any stock award; and (c) implement more conservative “share counting” provisions, so that the following shares will no longer be available for subsequent issuance: (i) shares applied to pay the exercise price of an option, (ii) shares not otherwise issued in connection with the stock settlement of stock appreciation rights, (iii) shares used to satisfy tax withholding obligations relating to any stock award, and (iv) shares reacquired by us using cash proceeds from the exercise of options.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated.  Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Network operations	$412	$351	$759	$639
Development and technology	129	119	227	260
Selling and marketing	642	402	1,169	736
General and administrative	916	979	1,779	1,733
Total stock-based compensation	$2,099	$1,851	$3,934	$3,368

During the three and six months ended June 30, 2015, we capitalized $209 and $425, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2014, we capitalized $126 and $161, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,341	$6.60	5.8	$11,017
Exercised	(322)	$3.19
Canceled/forfeited	(69)	$10.49
Outstanding at June 30, 2015	3,950	$6.81	5.4	$11,173
Vested, exercisable and expected to vest at June 30, 2015	3,906	$6.80	5.4	$11,104
Exercisable at June 30, 2015	3,024	$6.38	4.8	$10,000

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

A summary of the nonvested RSU activity under the 2011 Plan is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	1,385	$6.09
Granted	1,267	$7.40
Vested	(531)	$8.18
Canceled/forfeited	(34)	$7.14
Nonvested at June 30, 2015	2,087	$6.34

During the six months ended June 30, 2015, 531,488 shares of RSUs vested. The Company issued 360,465 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(5,937)	$(3,734)	$(13,819)	$(9,182)
Denominator:
Weighted average common stock, basic and diluted	36,724	35,621	36,558	35,486
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.10)	$(0.38)	$(0.26)

For the three and six months ended June 30, 2015 and 2014, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period as the inclusion would be anti-dilutive.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the six months ended June 30, 2015. As of June 30, 2015, the remaining approved amount for repurchases was approximately $5,180.

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

Our small cell networks include DAS and Wi-Fi networks that we manage and operate ourselves, which we refer to as our “managed and operated” locations, as well as Wi-Fi networks managed and operated by third-parties with whom we contract for access, which we refer to as our “roaming” networks. Our managed and operated locations are typically located in large venues with big audiences, such as airports, stadiums, arenas, U.S. military bases, universities, convention centers, and shopping malls where we install a wireless network infrastructure and generally have exclusive multi-year agreements. Our roaming networks comprise more than one million commercial Wi-Fi hotspots in 100 countries around the world. We also sell advertising and sponsorships on other Wi-Fi networks that are not part of our network on behalf of the network owner.

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

For the three months ended June 30, 2015, individual retail users provided approximately 24% of our revenue by purchasing month-to-month subscription plans that automatically renew or hotspot specific single-use access to our network. As of June 30, 2015, our retail subscriber base is approximately 225,000, a decrease of approximately 24% over the prior year period. For the three months ended June 30, 2015, individual military users provided approximately 12% of our revenue by purchasing broadband and Internet Protocol television (“IPTV”) services in military barracks. As of June 30, 2015, we have grown our military subscriber base to approximately 40,000 from approximately 4,000 in the prior year period.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS networks at locations where we manage and operate the wireless network. For the three months ended June 30, 2015, DAS revenue accounted for approximately 35% of our revenue. In addition, our partners pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. For the three months ended June 30, 2015, wholesale Wi-Fi revenue accounted for approximately 16% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access, promotional programs and online display advertising. For the six months ended June 30, 2015, advertising and other revenue accounted for approximately 13% of our revenue. Our advertising business is seasonal, with the highest percentage of advertising sales occurring in the fourth quarter of each year. Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of sales occurring in the fourth quarter of each year and the lowest percentage of sales occurring in the first quarter of each year. We expect these trends to continue. Our other products have not experienced any significant seasonal impact.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)

Net loss attributable to common stockholders	$(5,937)	$(3,734)	$(13,819)	$(9,182)
Depreciation and amortization of property and equipment	9,812	6,531	17,866	12,315
Income tax expense	82	155	286	303
Amortization of intangible assets	873	928	1,766	1,853
Stock-based compensation expense	2,099	1,851	3,934	3,368
Non-controlling interests	109	209	164	355
Interest and other (income) expense, net	(19)	18	1	(1)
Adjusted EBITDA	$7,019	$5,958	$10,198	$9,011

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

Revenue

Our revenue consists of retail revenue, military revenue, wholesale revenue, and advertising and other revenue. In our annual report on Form 10-K filed with the SEC on March 16, 2015, we updated our presentation of revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access and/or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. As a result, we have also reclassified our revenues by primary revenue source for the three and six months ended June 30, 2014 for comparability purposes.

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

Wholesale—Wi-Fi.  We generate revenue from wholesale Wi-Fi partners that license our software and pay usage-based or user-based monthly network access fees to allow their customers to access our global Wi-Fi network. Usage-based network access fees may be measured in minutes, connects, megabytes or gigabytes, and in most cases are subject to minimum volume commitments. Other wholesale Wi-Fi partners pay us monthly fees to provide a Wi-Fi infrastructure that we install, manage and operate at their venues for their customers under a service provider arrangement.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$34,277	$28,396	$63,669	$54,848
Costs and operating expenses:
Network access	16,011	13,247	29,634	26,172
Network operations	7,902	5,793	15,941	11,617
Development and technology	4,786	3,169	8,977	6,840
Selling and marketing	4,781	3,966	9,197	7,851
General and administrative	5,689	4,645	11,522	9,040
Amortization of intangible assets	873	928	1,766	1,853
Total costs and operating expenses	40,042	31,748	77,037	63,373
Loss from operations	(5,765)	(3,352)	(13,368)	(8,525)
Interest and other income (expense), net	19	(18)	(1)	1
Loss before income taxes	(5,746)	(3,370)	(13,369)	(8,524)
Income tax expense	82	155	286	303
Net loss	(5,828)	(3,525)	(13,655)	(8,827)
Net income attributable to non-controlling interests	109	209	164	355
Net loss attributable to common stockholders	$(5,937)	$(3,734)	$(13,819)	$(9,182)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Network access	$6,155	$4,511	$10,987	$8,373
Network operations	1,843	1,182	3,829	2,369
Development and technology	1,336	782	2,510	1,479
General and administrative	478	56	540	94
Total (1)	$9,812	$6,531	$17,866	$12,315

(1)         The $3.3 million and $5.6 million increase in depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, respectively, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2014 and 2015.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Network operations	$412	$351	$759	$639
Development and technology	129	119	227	260
Selling and marketing	642	402	1,169	736
General and administrative	916	979	1,779	1,733
Total (2)	$2,099	$1,851	$3,934	$3,368

(2)         The $0.2 million and $0.6 million increase in stock-based compensation expense for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, is due primarily to additional stock-based compensation expense related to the restricted stock units (“RSU”) granted in 2014 and 2015. During the three and six months ended June 30, 2015, we capitalized $0.2 million and $0.4 million, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2014, we capitalized $0.1 million and $0.2 million, respectively, of stock-based compensation expense.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	46.7	46.7	46.5	47.7
Network operations	23.1	20.4	25.0	21.2
Development and technology	14.0	11.2	14.1	12.5
Selling and marketing	13.9	14.0	14.4	14.3
General and administrative	16.6	16.4	18.1	16.5
Amortization of intangible assets	2.5	3.3	2.8	3.4
Total costs and operating expenses	116.8	111.8	121.0	115.5
Loss from operations	(16.8)	(11.8)	(21.0)	(15.5)
Interest and other income (expense), net	(0.1)	(0.1)	(0.0)	0.0
Loss before income taxes	(16.8)	(11.9)	(21.0)	(15.5)
Income tax expense	0.2	0.5	0.4	0.6
Net loss	(17.0)	(12.4)	(21.4)	(16.1)
Net income attributable to non-controlling interests	0.3	0.7	0.3	0.6
Net loss attributable to common stockholders	(17.3)%	(13.1)%	(21.7)%	(16.7)%

Three Months ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
Retail	$8,145	$10,367	$(2,222)	(21.4)%
DAS	12,125	9,409	2,716	28.9%
Wholesale—Wi-Fi	5,472	3,463	2,009	58.0%
Military	4,232	624	3,608	578.2%
Advertising and other	4,303	4,533	(230)	(5.1)%
Total revenue	$34,277	$28,396	$5,881	20.7%

Key business metrics:
Subscribers—retail	225	296	(71)	(24.0)%
Subscribers—military	40	4	36	*
Connects	25,806	20,286	5,520	27.2%
DAS nodes	9.5	7.6	1.9	25.0%

*                 Calculation of percentage change is not meaningful.

Retail.  Retail revenue decreased $2.2 million, or 21.4%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a $1.5 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers partially offset by a 3.9% increase in the average monthly revenue per retail subscriber in 2015 compared to 2014. The remaining decrease is due to a $0.7 million decrease in retail single-use revenue.

DAS.  DAS revenue increased $2.7 million, or 28.9%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due to a $1.9 million increase from new build-out projects in our managed and operated locations and a $0.8 million increase in access fees from our telecom operators resulting primarily from the new build-out projects that were completed.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $2.0 million, or 58.0% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a $2.1 million increase in partner usage based fees, which was partially offset by a $0.1 million decrease in service provider revenues.

Military.  Military retail revenue increased $3.6 million, or 578.2%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to the increase in retail subscribers resulting from our build-out of Wi-Fi networks at military bases across the U.S.

Advertising and other.  Advertising and other revenue decreased $0.2 million, or 5.1%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 primarily due to a $0.5 million decrease in advertising sales at our managed and operated locations, which was partially offset by a $0.2 million increase in revenues from other service agreements.

Costs and Operating Expenses

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$16,011	$13,247	$2,764	20.9%
Network operations	7,902	5,793	2,109	36.4%
Development and technology	4,786	3,169	1,617	51.0%
Selling and marketing	4,781	3,966	815	20.5%
General and administrative	5,689	4,645	1,044	22.5%
Amortization of intangible assets	873	928	(55)	(5.9)%
Total costs and operating expenses	$40,042	$31,748	$8,294	26.1%

Network access. Network access costs increased $2.8 million, or 20.9%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase is primarily due to a $1.6 million increase in depreciation expense and a $1.0 million increase in bandwidth and other direct costs.

Network operations. Network operations expenses increased $2.1 million, or 36.4%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due primarily to a $0.7 million increase in personnel related expenses primarily resulting from increased headcount, a $0.7 million increase in depreciation expense, and a $0.4 million increase in network maintenance and connectivity expenses.

Development and technology. Development and technology expenses increased $1.6 million, or 51.0%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due primarily to a $0.7 million increase in personnel related expenses primarily resulting from increased headcount, and a $0.6 million increase in depreciation expense.

Selling and marketing. Selling and marketing expenses increased $0.8 million, or 20.5%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due primarily to a $0.4 million increase in personnel related expenses primarily resulting from increased headcount and a $0.4 million increase in other marketing expenses.

General and administrative.  General and administrative expenses increased $1.0 million, or 22.5%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due primarily to a $0.3 million increase in depreciation expense and a $0.3 million increase in personnel related expenses.

Amortization of intangible assets.  Amortization of intangible assets expense remained essentially unchanged for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, remained essentially unchanged for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, we incurred and capitalized $0.2 million of interest expense related to our Credit Facility.

Income Tax Expense

We had income tax expense of $0.1 million for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014. Our effective tax rate remained relatively consistent for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended June 30, 2015 increased as compared to the three months ended June 30, 2014, primarily as a result of the $8.3 million increase in costs and operating expenses, which was partially offset by the $5.9 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $7.0 million for the three months ended June 30, 2015, up 17.8% from the $6.0 million recorded in the three months ended June 30, 2014. As a percent of revenue, Adjusted EBITDA was 20.5% for the three months ended June 30, 2015, up from 21.0% of revenue for the three months ended June 30, 2014. The Adjusted EBITDA increase was due primarily to the $3.2 million increase in depreciation and amortization expense and the $0.2 million increase in stock-based compensation expenses, which were partially offset by the $2.2 million increase in our net loss attributable to common stockholders for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six Months ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail	$16,854	$20,721	$(3,867)	(18.7)%
DAS	21,721	17,227	4,494	26.1%
Wholesale—Wi-Fi	9,642	6,768	2,874	42.5%
Military	7,746	1,100	6,646	604.2%
Advertising and other	7,706	9,032	(1,326)	(14.7)%
Total revenue	$63,669	$54,848	$8,821	16.1%

Key business metrics:
Subscribers—retail	225	296	(71)	(24.0)%
Subscribers—military	40	4	36	*
Connects	48,624	37,793	10,831	28.7%
DAS nodes	9.5	7.6	1.9	25.0%

*                 Calculation of percentage change is not meaningful.

Retail.  Retail revenue decreased $3.9 million, or 18.7%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a $2.8 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers partially offset by a 3.8% increase in the average monthly revenue per retail subscriber in 2015 compared to 2014. The remaining decrease is due to a $1.1 million decrease in retail single-use revenue.

DAS.  DAS revenue increased $4.5 million, or 26.1%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to a $3.0 million increase from new build-out projects in our managed and operated locations and a $1.5 million increase in access fees from our telecom operators resulting primarily from the new build-out projects that were completed.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $2.9 million, or 42.5%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a $2.9 million increase in partner usage based fees.

Military.  Military retail revenue increased $6.6 million, or 604.2%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to the increase in retail subscribers resulting from our build-out of Wi-Fi networks at military bases across the U.S.

Advertising and other.  Advertising and other revenue decreased $1.3 million, or 14.7%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 primarily due to a $1.8 million decrease in advertising sales at our managed and operated locations, which was partially offset by a $0.5 million increase in revenues from other service agreements.

Costs and Operating Expenses

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$29,634	$26,172	$3,462	13.2%
Network operations	15,941	11,617	4,324	37.2%
Development and technology	8,977	6,840	2,137	31.2%
Selling and marketing	9,197	7,851	1,346	17.1%
General and administrative	11,522	9,040	2,482	27.5%
Amortization of intangible assets	1,766	1,853	(87)	(4.7)%
Total costs and operating expenses	$77,037	$63,373	$13,664	21.6%

Network access. Network access costs increased $3.5 million, or 13.2%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase is primarily due to a $2.6 million increase in depreciation expense and a $1.8 million increase in bandwidth and other direct costs. The increases were partially offset by a $0.5 million decrease in revenue share paid to venues in our managed and operated locations and a $0.5 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $4.3 million, or 37.2%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to a $1.3 million increase in personnel related expenses primarily resulting from increased headcount, a $1.5 million increase in depreciation expense, a $0.7 million increase in network maintenance and connectivity expenses, a $0.2 million increase in hardware and software maintenance expenses, and a $0.7 million increase in other operating expenses.

Development and technology. Development and technology expenses increased $2.1 million, or 31.2%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due primarily to a $1.0 million increase in depreciation expense, a $0.4 million increase in personnel related expenses primarily resulting from increased headcount, a $0.3 million increase in technology service expenses, and a $0.2 million increase in hardware and software maintenance expenses.

Selling and marketing. Selling and marketing expenses increased $1.3 million, or 17.1%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to a $0.7 million increase in personnel related expenses primarily resulting from increased headcount, a $0.2 million increase in consulting expenses, and a $0.4 million increase in other marketing related expenses.

General and administrative.  General and administrative expenses increased $2.5 million, or 27.5%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to a $0.6 million increase in personnel related expenses, a $0.5 million increase in depreciation expenses, a $0.4 million increase in business licenses, taxes, and insurance, a $0.3 million increase in consulting and professional fee expenses, and a $0.7 million increase in rent and other general and administrative expenses.

Amortization of intangible assets.  Amortization of intangible assets expense remained essentially unchanged for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, remained essentially unchanged for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we incurred and capitalized $0.2 million of interest expense related to our Credit Facility.

Income Tax Expense

We had income tax expense of $0.3 million for the six months ended June 30, 2015 and June 30, 2014. Our effective tax rate remained relatively consistent for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Non-controlling Interests

Non-controlling interests remained essentially unchanged for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Net Loss Attributable to Common Stockholders

Our net loss for the six months ended June 30, 2015 increased as compared to the six months ended June 30, 2014, primarily as a result of the $13.7 million increase in costs and operating expenses, which was partially offset by the $8.8 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $10.2 million for the six months ended June 30, 2015, up 13.2% from the $9.0 million recorded in the six months ended June 30, 2014. As a percent of revenue, Adjusted EBITDA was 16.0% for the six months ended June 30, 2015, up from 16.4% of revenue for the six months ended June 30, 2014. The Adjusted EBITDA increase was due primarily to $5.5 million increase in depreciation and amortization expense and the $0.6 million increase in stock-based compensation expenses, which were partially offset by the $4.6 million increase in our net loss attributable to common stockholders for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility.  Our primary sources of liquidity as of June 30, 2015 consisted of $20.5 million of cash and $36.5 million available for borrowing under our credit facility.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the six months ended June 30, 2015 were $33.3 million, of which $9.3 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank (the “Lenders”), for a secured credit facility in the form of a revolving line of credit in the initial amount of up to $46.5 million, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of June 30, 2015, $3.1 million was outstanding under the Term Loan and $10.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. Interest rates for our Credit Facility for the six months ended June 30, 2015 ranged from 2.73% to 3.28%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. In August 2015, we amended our Credit Facility to primarily revise our financial covenants with an effective date of June 30, 2015 through the period ended September 30, 2015. We were in compliance with all such financial covenants as of June 30, 2015 and through the date of this report. We are also subject to certain non-financial covenants, and we were also in compliance with all such non- financial covenants as of June 30, 2015 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

We believe that our existing cash and cash equivalents, working capital and our cash flow from operations will be sufficient to fund our operations, planned capital expenditures and potential acquisitions for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2015 will range from $20 million to $30 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2015 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government and upgrading our Wi-Fi networks at our managed and operated venues. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the six months ended June 30:

	2015	2014
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$34,837	$15,508
Net cash used in investing activities	(31,684)	(32,833)
Net cash provided by (used in) financing activities	8,531	(2,059)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2015, we generated $34.8 million of net cash from operating activities, an increase of $19.3 million from the prior year comparative period. The increase is primarily due to a $17.7 million change in our operating assets and liabilities, a $5.5 million increase in depreciation and amortization expenses, a $0.6 million increase in stock-based compensation expenses, and a $0.2 million change in fair value of our contingent consideration liabilities. The increases were partially offset by the $4.8 million increase in our net loss.

Net Cash Used in Investing Activities

For the six months ended June 30, 2015, we used $31.7 million in investing activities, a decrease of $1.1 million from the prior year comparative period. This decrease is primarily due to a $2.6 million decrease in purchases of property and equipment, which was partially offset by a $1.4 million decrease in cash provided by net proceeds from sales of marketable securities.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2015, we received $8.5 million of cash from financing activities compared to $2.1 million in cash used in financing activities during the prior year comparative period. This change is primarily due to the $10.0 million net drawdown on our Revolving Line of Credit made during the six months ended June 30, 2015, a $0.8 million increase in proceeds from exercise of stock options, a $0.3 million decrease in acquisition related payments, a $0.2 million decrease in cash used for capital leases and notes payable, and a $0.1 million decrease in payments to our non-controlling interest owners. These changes were partially offset by $0.4 million in repayments made on our Term Loan during the six months ended June 30, 2015 and a $0.4 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of June 30, 2015:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$46,497	$7,195	$15,708	$9,432	$14,162
Operating leases for office space(2)	32,952	1,055	6,168	6,097	19,632
Open purchase commitments(3)	20,526	20,526	—	—	—
Credit Facility(4)	13,063	10,875	1,750	438	—
Capital leases for equipment and software(5)	3,637	1,312	2,325	—	—
Unrecognized tax benefits(6)	196	196	—	—	—
Notes payable(7)	200	96	104	—	—
Total	$117,071	$41,255	$26,055	$15,967	$33,794

(1)         Payments under exclusive long-term, non- cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of June 30, 2015 as we have not received the related goods or services.

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

Investment portfolio risk.  We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2015, we had no market risk sensitive instruments.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of June 30, 2015 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended June 30, 2015 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. Dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2015, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

2015 Annual Meeting of Stockholders Amendments to our 2011 Equity Incentive Plan

At the 2015 Annual Meeting of Stockholders held on June 12, 2015, our stockholders approved the following amendments to our 2011 Equity Incentive Plan: (a) termination of the automatic “evergreen” share reserve increase feature after January 2018, so that no additional automatic annual share increases will occur thereafter; (b) remove the discretion to re-price any stock award; and (c) implement more conservative “share counting” provisions, so that the following shares will no longer be available for subsequent issuance: (i) shares applied to pay the exercise price of an option, (ii) shares not otherwise issued in connection with the stock settlement of stock appreciation rights, (iii) shares used to satisfy tax withholding obligations relating to any stock award, and (iv) shares reacquired by us using cash proceeds from the exercise of options.

The Amended and Restated 2011 Equity Incentive Plan is filed as Exhibit 10.1 to this Form 10-Q.

Amendment to Credit Agreement

On August 7, 2015, we entered into an Amendment (the “Amendment”) to our Credit Agreement (the “Credit Agreement”) dated as of November 21, 2014 with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank.

The Amendment’s primary effect is to modify our financial covenants under the Credit Agreement with an effective date of June 30, 2015 through the period ended September 30, 2015.

Silicon Valley Bank and the other lender parties to the Credit Agreement, and certain of their respective affiliates, have provided, and in the future may provide, financial, banking and related services to us. These parties have received, and in the future may receive, compensation from us for these services.

The Amendment is filed as Exhibit 10.2 to this Form 10-Q.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4

10.1	Amended and Restated 2011 Equity Incentive Plan.				X

10.2	First Amendment to Credit Agreement dated August 7, 2015.				X

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certification of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statements of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: August 10, 2015	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: August 10, 2015	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)