Form 10-Q
period 2015-09-30
BOINGO WIRELESS INC
filed 2015-11-09
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 37,182,381 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,556	$8,849
Marketable securities	—	1,614
Accounts receivable, net	50,335	27,917
Prepaid expenses and other current assets	4,189	3,916
Deferred tax assets	787	787
Total current assets	63,867	43,083
Property and equipment, net	192,909	111,772
Goodwill	42,403	42,403
Intangible assets, net	16,927	19,676
Other assets	4,913	2,468
Total assets	$321,019	$219,402

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,253	$4,004
Accrued expenses and other liabilities	42,337	26,109
Deferred revenue	19,447	25,488
Current portion of long-term debt	16,094	875
Current portion of capital leases	1,453	309
Total current liabilities	112,584	56,785
Deferred revenue, net of current portion	82,473	27,267
Long-term debt	1,969	2,625
Long-term portion of capital leases	1,984	381
Deferred tax liabilities	3,717	3,432
Other liabilities	5,701	1,482
Total liabilities	208,428	91,972

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 37,140 and 36,267 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	194,630	189,725
Accumulated deficit	(81,522)	(62,884)
Accumulated other comprehensive loss	(1,230)	(443)
Total common stockholders’ equity	111,882	126,402
Non-controlling interests	709	1,028
Total stockholders’ equity	112,591	127,430
Total liabilities and stockholders’ equity	$321,019	$219,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$37,186	$30,822	$100,855	$85,670
Costs and operating expenses:
Network access	17,517	15,058	47,151	41,230
Network operations	8,219	6,245	24,160	17,862
Development and technology	5,001	3,965	13,978	10,805
Selling and marketing	4,793	3,778	13,990	11,629
General and administrative	5,472	4,304	16,994	13,344
Amortization of intangible assets	943	959	2,709	2,812
Total costs and operating expenses	41,945	34,309	118,982	97,682
Loss from operations	(4,759)	(3,487)	(18,127)	(12,012)
Interest and other (expense) income, net	(49)	11	(50)	12
Loss before income taxes	(4,808)	(3,476)	(18,177)	(12,000)
Income tax expense	115	75	401	378
Net loss	(4,923)	(3,551)	(18,578)	(12,378)
Net (loss) income attributable to non-controlling interests	(104)	264	60	619
Net loss attributable to common stockholders	$(4,819)	$(3,815)	$(18,638)	$(12,997)

Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.11)	$(0.51)	$(0.36)
Diluted	$(0.13)	$(0.11)	$(0.51)	$(0.36)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	37,041	35,881	36,722	35,619
Diluted	37,041	35,881	36,722	35,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(4,923)	$(3,551)	$(18,578)	$(12,378)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(371)	(197)	(666)	(197)
Comprehensive loss	(5,294)	(3,748)	(19,244)	(12,575)
Comprehensive (loss) income attributable to non-controlling interest	(28)	281	181	636
Comprehensive loss attributable to common stockholders	$(5,266)	$(4,029)	$(19,425)	$(13,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2014	36,267	$4	$189,725	$(62,884)	$(443)	$1,028	$127,430
Issuance of common stock under stock incentive plans	873	—	1,247	—	—	—	1,247
Shares withheld for taxes	—	—	(1,984)	—	—	—	(1,984)
Stock-based compensation expense	—	—	6,792	—	—	—	6,792
Purchase of non-controlling interests	—	—	(1,150)	—	—	—	(1,150)
Non-controlling interest distributions	—	—	—	—	—	(500)	(500)
Net (loss) income	—	—	—	(18,638)	—	60	(18,578)
Other comprehensive (loss) income	—	—	—	—	(787)	121	(666)
Balance at September 30, 2015	37,140	$4	$194,630	$(81,522)	$(1,230)	$709	$112,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(18,578)	$(12,378)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,899	19,650
Amortization of intangible assets	2,709	2,812
Impairment loss	191	406
Stock-based compensation	6,190	5,210
Excess tax benefits from stock-based compensation	—	(60)
Change in fair value of contingent consideration	(114)	(358)
Change in deferred income taxes	285	277
Changes in operating assets and liabilities:
Accounts receivable	(22,548)	(7,609)
Prepaid expenses and other assets	(2,810)	(1,246)
Accounts payable	2,422	1,234
Accrued expenses and other liabilities	5,039	(1,118)
Deferred revenue	49,165	11,818
Net cash provided by operating activities	49,850	18,638
Cash flows from investing activities
Decrease in restricted cash	—	430
Purchases of marketable securities	—	(27,156)
Proceeds from sales of marketable securities	1,614	42,857
Purchases of property and equipment	(63,429)	(55,021)
Payments for business acquisition	—	(147)
Net cash used in investing activities	(61,815)	(39,037)
Cash flows from financing activities
Proceeds from credit facility	20,000	—
Principal payments on debt	(5,438)	—
Excess tax benefits from stock-based compensation	—	60
Proceeds from exercise of stock options	1,247	860
Payments of capital leases and notes payable	(427)	(544)
Payment of other acquisition related consideration	(17)	(1,255)
Payments of withholding tax on net issuance of restricted stock units	(1,984)	(1,413)
Payments to non-controlling interests	(500)	(623)
Purchase of non-controlling interests	(1,150)	—
Net cash provided by (used in) financing activities	11,731	(2,915)
Effect of exchange rates on cash	(59)	6
Net decrease in cash and cash equivalents	(293)	(23,308)
Cash and cash equivalents at beginning of period	8,849	27,338
Cash and cash equivalents at end of period	$8,556	$4,030
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$54,079	$13,272
Acquisition of equipment under capital lease	$3,099	$361

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in our annual report on Form 10-K filed with the SEC on March 16, 2015. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and nine months ended September 30, 2015 and 2014, our cash flows for the nine months ended September 30, 2015 and 2014, and our financial position as of September 30, 2015. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Principles of consolidation

The unaudited condensed consolidated financial statements include our accounts and the accounts of our majority owned subsidiaries. We consolidate our 70% ownership of Chicago Concourse Development Group, LLC and our 75% ownership of Boingo Holding Participacoes Ltda. in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Other parties’ interests in consolidated entities are reported as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

Prior to August 4, 2015, we had a 70% ownership of Concourse Communications Detroit, LLC. On August 4, 2015, we purchased the remaining 30% ownership interest from the non-controlling interest owners for $1,150. We accounted for this transaction as an acquisition of the remaining interest of an entity that had already been majority-owned by the Company. The purchase resulted in a reduction to additional paid-in capital of $1,150 representing excess purchase price over the carrying amount of the non-controlling interests. Prior to this purchase, we had a controlling interest in this subsidiary, and therefore, this subsidiary had been and will continue to be consolidated with the Company’s operations.

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

All significant long-lived tangible assets are held in the U.S. We do not disclose sales by geographic area because to do so would be impracticable. In our annual report on Form 10-K filed with the SEC on March 16, 2015, we updated our presentation of retail and wholesale revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access and/or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. As a result, we have also reclassified our revenues by primary revenue source for the three and nine months ended September 30, 2014 for comparability purposes.

The following is a summary of our revenue by primary revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Retail	$7,754	$10,144	$24,608	$30,865
DAS	13,142	10,429	34,863	27,656
Wholesale—Wi-Fi	5,454	4,709	15,096	11,477
Military	5,257	943	13,003	2,043
Advertising and other	5,579	4,597	13,285	13,629
Total revenue	$37,186	$30,822	$100,855	$85,670

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. In accordance with FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At September 30, 2015 and December 31, 2014, we had $0 and $1,614, respectively, in marketable securities.

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

For the three and nine months ended September 30, 2015 and 2014, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of September 30, 2015 and December 31, 2014, we had no unrealized gains or losses in accumulated other comprehensive loss.

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

Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Periodically, we install and sell Wi-Fi and DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed and the network has been accepted by the customer. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the non-cancellable term of the telecom operator agreement. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal clauses.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the Company had $1,230 and $443, respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of September 30, 2015 and December 31, 2014 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

Some of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the remeasurement of these foreign currency transactions and monetary assets and liabilities using the exchange rate as of the end of the reporting period are included in interest and other (expense) income, net in the condensed consolidated statements of operations.

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

Recent accounting pronouncements

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard is effective for interim and annual periods beginning after December 15, 2015. The new standard must be applied prospectively to measurement period adjustments that occur after the effective date. We do not expect that this standard will have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30), which amends subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the asset ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. An entity must adopt the new standard retrospectively for all prior periods presented in the financial statements. We have not elected to early adopt this standard and we are currently evaluating the expected impact of this new standard. As of September 30, 2015 and December 31, 2014, we have classified debt issuance costs related to our revolving line of credit of $197 and $178, respectively, within prepaid expenses and other current assets, and $421 and $514, respectively, within other assets in the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU 2015-02, Consolidation — Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity guidance. The standard will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect that this standard will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The FASB has subsequently issued several proposals to clarify the guidance in ASU 2014-09 including identifying performance obligations, accounting for licenses of intellectual property, clarifying principal versus agent guidance to be applied for determining whether revenue should be presented gross (as a principal) or net (as an agent), and clarifying guidance about collectability, noncash consideration and what constitutes a completed contract at transition. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new revenue standard by one year. The standard will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have not yet selected an effective date or a transition method and are currently evaluating the expected impact of this new standard, including proposed amendments, on our reporting of revenue contracts in our consolidated financial statements and related disclosures.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	September 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$6,326	$3,247
Money market accounts	2,230	5,602
Total cash and cash equivalents	$8,556	$8,849
Short-term marketable securities:
Marketable securities	$—	$1,614
Total short-term marketable securities	$—	$1,614

For the nine months ended September 30, 2015 and 2014, interest income was $4 and $105, respectively, which is included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	September 30, 2015	December 31, 2014
Leasehold improvements	$194,344	$152,627
Construction in progress	76,574	20,104
Computer equipment	11,285	7,909
Software	22,210	17,827
Furniture, fixtures and office equipment	1,771	297
Total property and equipment	306,184	198,764
Less: accumulated depreciation and amortization	(113,275)	(86,992)
Total property and equipment, net	$192,909	$111,772

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Network access	$6,277	$5,027	$17,264	$13,400
Network operations	2,087	1,370	5,916	3,739
Development and technology	1,377	852	3,887	2,331
General and administrative	292	86	832	180
Total depreciation and amortization of property and equipment	$10,033	$7,335	$27,899	$19,650

5. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$2,230	$—	$—	$2,230
Total assets	$2,230	$—	$—	$2,230

At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$5,602	$—	$—	$5,602
Marketable securities	—	1,614	—	1,614
Total assets	$5,602	$1,614	$—	$7,216
Liabilities:
Contingent consideration	$—	$—	$131	$131
Total liabilities	$—	$—	$131	$131

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

The Company used the income approach to value the contingent consideration. The contingent consideration used a discounted cash flow method with probability weighted cash flows for Endeka Group, Inc., which we acquired in February 2013. The contingent consideration for Endeka was paid out during the nine months ended September 30, 2015. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration categorized as Level 3:

Beginning balance, January 1, 2015	$131
Change in fair value	(114)
Payment of contingent consideration	(17)
Balance, September 30, 2015	$—

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Revenue share	$4,320	$5,683
Salaries and wages	3,284	2,389
Accrued for construction-in-progress	25,467	9,438
Accrued partner network	1,501	1,105
Settlement liabilities	338	1,850
Accrued professional fees	1,075	1,241
Accrued taxes	770	327
Deferred rent	20	18
Holdback liabilities	1,600	1,615
Contingent consideration	—	131
Other	3,962	2,312
Total accrued expenses and other liabilities	$42,337	$26,109

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

Income tax expense of $115 and $75 reflects an effective tax rate of 2.4% and 2.2% for the three months ended September 30, 2015 and 2014, respectively. Income tax expense of $401 and $378 reflects an effective tax rate of 2.2% and 3.1% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and nine months ended September 30, 2015 and 2014. At September 30, 2015, we have net deferred tax liabilities of $2,930. As of September 30, 2015 and December 31, 2014, we had $359 and $459, respectively, of uncertain tax positions, $84 and $106, respectively, of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of September 30, 2015 and December 31, 2014, we have accrued $46 and $67, respectively, for related interest, net of federal income tax benefits, and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2015 was $229.

A reconciliation of our unrecognized tax benefits, excluding interest and penalties, is as follows:

Beginning balance, January 1, 2015	$392
Additions for current period tax positions	—
Effective settlement during the current period	(79)
Balance, September 30, 2015	$313

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

As of September 30, 2015 and December 31, 2014, $15,000 and $0, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within short-term debt in our condensed consolidated balance sheet as of September 30, 2015 as we expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of September 30, 2015 and December 31, 2014, $3,063 and $3,500, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
October 1, 2015 — December 31, 2015	$438
January 1, 2016 — December 31, 2016	875
January 1, 2017 — December 31, 2017	875
January 1, 2018 — December 31, 2018	875
$3,063

We incurred debt issuance costs of $711 in November 2014 and an additional $62 in August 2015. Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2015. Amortization and interest expense capitalized during the three and nine months ended September 30, 2015 amounted to $190 and $436, respectively. Interest rates for our Credit Facility for the nine months ended September 30, 2015 ranged from 2.67% to 3.28%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
October 1, 2015 — December 31, 2015	$49
January 1, 2016 — December 31, 2016	197
January 1, 2017 — December 31, 2017	197
January 1, 2018 — December 31, 2018	175
$618

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of September 30, 2015. We are also subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the carrying amount reflected in the accompanying condensed consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value (Level 2) based on the variable nature of the interest rates and lack of significant change to our credit risk.

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of September 30, 2015, we have Letters of Credit totaling $4,121 that are scheduled to expire or renew over the next year. There have been no drafts drawn under these Letters of Credit as of September 30, 2015.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We believe this claim to be without merit and plan to defend against such claim. As of September 30, 2015, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards.  As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors.  As of September 30, 2015, 10,324,899 shares of common stock are reserved for issuance.

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

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Network operations	$336	$344	$1,095	$983
Development and technology	319	118	546	378
Selling and marketing	600	396	1,769	1,132
General and administrative	1,001	984	2,780	2,717
Total stock-based compensation	$2,256	$1,842	$6,190	$5,210

During the three and nine months ended September 30, 2015, we capitalized $177 and $602, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2014, we capitalized $130 and $291, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,341	$6.60	5.8	$11,017
Exercised	(375)	$3.32
Canceled/forfeited	(135)	$9.82
Outstanding at September 30, 2015	3,831	$6.80	5.2	$10,928
Vested, exercisable and expected to vest at September 30, 2015	3,801	$6.80	5.2	$10,879
Exercisable at September 30, 2015	3,101	$6.51	4.7	$9,965

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

A summary of the non-vested RSU activity under the 2011 Plan is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2014	1,385	$6.09
Granted	1,423	$7.57
Vested	(749)	$8.01
Canceled/forfeited	(52)	$7.03
Non-vested at September 30, 2015	2,007	$6.40

During the nine months ended September 30, 2015, 748,532 shares of RSUs vested. The Company issued 498,391 shares of common stock and the remaining shares of common stock were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(4,819)	$(3,815)	$(18,638)	$(12,997)
Denominator:
Weighted average common stock, basic and diluted	37,041	35,881	36,722	35,619
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.11)	$(0.51)	$(0.36)

For the three and nine months ended September 30, 2015 and 2014, we excluded all stock options and RSUs from the computation of diluted net loss per share due to the net loss for the period as the inclusion would be anti-dilutive.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the nine months ended September 30, 2015. As of September 30, 2015, the remaining approved amount for repurchases was approximately $5,180.

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

For the three months ended September 30, 2015, individual retail users provided approximately 21% of our revenue by purchasing month-to-month subscription plans that automatically renew or hotspot specific single-use access to our network. As of September 30, 2015, our retail subscriber base was approximately 212,000, a decrease of approximately 24% over the prior year period. For the three months ended September 30, 2015, individual military users provided approximately 14% of our revenue by purchasing broadband and Internet Protocol television (“IPTV”) services in military barracks. As of September 30, 2015, we have grown our military subscriber base to approximately 46,000 from approximately 7,000 in the prior year period.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS networks at locations where we manage and operate the wireless network. For the three months ended September 30, 2015, DAS revenue accounted for approximately 35% of our revenue. In addition, our partners pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. For the three months ended September 30, 2015, wholesale Wi-Fi revenue accounted for approximately 15% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access, promotional programs and online display advertising. For the three months ended September 30, 2015, advertising and other revenue accounted for approximately 15% of our revenue. Our advertising business is seasonal, with the highest percentage of advertising sales occurring in the fourth quarter of each year. Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of sales occurring in the fourth quarter of each year and the lowest percentage of sales occurring in the first quarter of each year. We expect these trends to continue. Our other products have not experienced any significant seasonal impact.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)

Net loss attributable to common stockholders	$(4,819)	$(3,815)	$(18,638)	$(12,997)
Depreciation and amortization of property and equipment	10,033	7,335	27,899	19,650
Income tax expense	115	75	401	378
Amortization of intangible assets	943	959	2,709	2,812
Stock-based compensation expense	2,256	1,842	6,190	5,210
Non-controlling interests	(104)	264	60	619
Interest and other expense (income), net	49	(11)	50	(12)
Adjusted EBITDA	$8,473	$6,649	$18,671	$15,660

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

Revenue

Our revenue consists of retail revenue, military revenue, wholesale revenue, and advertising and other revenue. In our annual report on Form 10-K filed with the SEC on March 16, 2015, we updated our presentation of revenue sources to provide increased visibility into the revenue streams that are the focus of our current and future operational and development efforts. Our retail revenue sources were previously differentiated based on our retail plan types—subscription or single-use. We believe that it would be more relevant to differentiate our individual users based on the nature of the users—retail users who purchase Internet access at our managed and operated hotspots and select partner locations or military users who purchase Internet access and/or IPTV services for individual use on U.S. military bases. We also previously combined our wholesale DAS and Wi-Fi revenues and we believe that it would be better to disaggregate these wholesale product revenues going forward by DAS and Wi-Fi given the current development of these products. As a result, we have also reclassified our revenues by primary revenue source for the three and nine months ended September 30, 2014 for comparability purposes.

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

Advertising and other.  We generate revenue from advertisers that seek to reach visitors through our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs and at locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs. In addition, we receive revenue from partners in certain venues where we manage and operate the Wi-Fi network.

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$37,186	$30,822	$100,855	$85,670
Costs and operating expenses:
Network access	17,517	15,058	47,151	41,230
Network operations	8,219	6,245	24,160	17,862
Development and technology	5,001	3,965	13,978	10,805
Selling and marketing	4,793	3,778	13,990	11,629
General and administrative	5,472	4,304	16,994	13,344
Amortization of intangible assets	943	959	2,709	2,812
Total costs and operating expenses	41,945	34,309	118,982	97,682
Loss from operations	(4,759)	(3,487)	(18,127)	(12,012)
Interest and other (expense) income, net	(49)	11	(50)	12
Loss before income taxes	(4,808)	(3,476)	(18,177)	(12,000)
Income tax expense	115	75	401	378
Net loss	(4,923)	(3,551)	(18,578)	(12,378)
Net (loss) income attributable to non-controlling interests	(104)	264	60	619
Net loss attributable to common stockholders	$(4,819)	$(3,815)	$(18,638)	$(12,997)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Network access	$6,277	$5,027	$17,264	$13,400
Network operations	2,087	1,370	5,916	3,739
Development and technology	1,377	852	3,887	2,331
General and administrative	292	86	832	180
Total (1)	$10,033	$7,335	$27,899	$19,650

(1)         The $2.7 million and $8.2 million increase in depreciation and amortization expense for property and equipment for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, respectively, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2014 and 2015.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Network operations	$336	$344	$1,095	$983
Development and technology	319	118	546	378
Selling and marketing	600	396	1,769	1,132
General and administrative	1,001	984	2,780	2,717
Total (2)	$2,256	$1,842	$6,190	$5,210

(2)         The $0.4 million and $1.0 million increase in stock-based compensation expense for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, is due primarily to additional stock-based compensation expense related to the restricted stock units (“RSU”) granted in 2014 and 2015. During the three and nine months ended September 30, 2015, we capitalized $0.2 million and $0.6 million, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2014, we capitalized $0.1 million and $0.3 million, respectively, of stock-based compensation expense.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	47.1	48.9	46.8	48.1
Network operations	22.1	20.3	24.0	20.8
Development and technology	13.4	12.9	13.9	12.6
Selling and marketing	12.9	12.3	13.9	13.6
General and administrative	14.7	14.0	16.8	15.6
Amortization of intangible assets	2.5	3.1	2.7	3.3
Total costs and operating expenses	112.8	111.3	118.0	114.0
Loss from operations	(12.8)	(11.3)	(18.0)	(14.0)
Interest and other (expense) income, net	(0.1)	0.0	(0.0)	0.0
Loss before income taxes	(12.9)	(11.3)	(18.0)	(14.0)
Income tax expense	0.3	0.2	0.4	0.4
Net loss	(13.2)	(11.5)	(18.4)	(14.4)
Net (loss) income attributable to non-controlling interests	(0.3)	0.9	0.1	0.7
Net loss attributable to common stockholders	(13.0)%	(12.4)%	(18.5)%	(15.2)%

Three Months ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
Retail	$7,754	$10,144	$(2,390)	(23.6)%
DAS	13,142	10,429	2,713	26.0%
Wholesale—Wi-Fi	5,454	4,709	745	15.8%
Military	5,257	943	4,314	457.5%
Advertising and other	5,579	4,597	982	21.4%
Total revenue	$37,186	$30,822	$6,364	20.6%

Key business metrics:
Subscribers—retail	212	279	(67)	(24.0)%
Subscribers—military	46	7	39	*
Connects	27,792	21,902	5,890	26.9%
DAS nodes	10.3	8.1	2.2	27.2%

*                 Calculation of percentage change is not meaningful.

Retail.  Retail revenue decreased $2.4 million, or 23.6%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a $1.9 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers. The remaining decrease is due to a $0.5 million decrease in retail single-use revenue.

DAS.  DAS revenue increased $2.7 million, or 26.0%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to a $2.0 million increase from new build-out projects in our managed and operated locations, which includes a $0.9 million short-term build-out project that included the sale of equipment that was completed during 2015, and a $0.7 million increase in access fees from our telecom operators. The increase in access fees resulted primarily from the new build-out projects that were completed and $0.4 million of one-time fees that were paid for early termination rights.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $0.7 million, or 15.8% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a $1.5 million increase in partner usage based fees, which was partially offset by a $0.7 million decrease in Wi-Fi build-out revenues related to a project that was completed during the three months ended September 30, 2014.

Military.  Military retail revenue increased $4.3 million, or 457.5%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the increase in retail subscribers resulting from our build-out of Wi-Fi networks at military bases across the U.S.

Advertising and other.  Advertising and other revenue increased $1.0 million, or 21.4%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 primarily due to a $1.0 million increase in advertising sales at our managed and operated locations.

Costs and Operating Expenses

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$17,517	$15,058	$2,459	16.3%
Network operations	8,219	6,245	1,974	31.6%
Development and technology	5,001	3,965	1,036	26.1%
Selling and marketing	4,793	3,778	1,015	26.9%
General and administrative	5,472	4,304	1,168	27.1%
Amortization of intangible assets	943	959	(16)	(1.7)%
Total costs and operating expenses	$41,945	$34,309	$7,636	22.3%

Network access. Network access costs increased $2.5 million, or 16.3%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase is primarily due to a $1.2 million increase in depreciation expense and a $1.3 million increase in bandwidth and other direct costs, which is inclusive of a $0.5 million increase in costs directly related to our short-term DAS and Wi-Fi build-out projects.

Network operations. Network operations expenses increased $2.0 million, or 31.6%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due primarily to a $0.7 million increase in depreciation expense, $0.6 million increase in personnel related expenses resulting from increased headcount, a $0.2 million increase in call center costs, and a $0.2 million increase in network maintenance and connectivity expenses.

Development and technology. Development and technology expenses increased $1.0 million, or 26.1%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to a $0.8 million increase in personnel related expenses resulting from increased headcount and a $0.5 million increase in depreciation expense. Increases were partially offset by a $0.3 million decrease in other operating expenses.

Selling and marketing. Selling and marketing expenses increased $1.0 million, or 26.9%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to a $0.7 million increase in personnel related expenses resulting from increased headcount and a $0.3 million increase in other marketing expenses.

General and administrative.  General and administrative expenses increased $1.2 million, or 27.1%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to a $0.3 million increase in personnel related expenses resulting from increased headcount, a $0.2 million increase in depreciation expense, a $0.2 million increase in professional fees and a $0.5 million increase in other operating expense.

Amortization of intangible assets.  Amortization of intangible assets expense remained essentially unchanged for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, remained relatively consistent for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, we incurred and capitalized $0.2 million of interest expense related to our Credit Facility.

Income Tax Expense

We had income tax expense of $0.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Our effective tax rate remained relatively consistent for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Non-controlling Interests

Non-controlling interests decreased $0.4 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily as a result of the net losses generated by our subsidiaries.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended September 30, 2015 increased as compared to the three months ended September 30, 2014, primarily as a result of the $7.6 million increase in costs and operating expenses, which was partially offset by the $6.4 million increase in revenues and the $0.4 million increase in net losses attributable to non-controlling interests. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $8.5 million for the three months ended September 30, 2015, an increase of 27.4% from $6.6 million recorded in the three months ended September 30, 2014. As a percent of revenue, Adjusted EBITDA was 22.8% for the three months ended September 30, 2015, up from 21.6% of revenue for the three months ended September 30, 2014. The Adjusted EBITDA increase was due primarily to the $2.7 million increase in depreciation and amortization expense and the $0.4 million increase in stock-based compensation expenses. The increases were partially offset by the $1.0 million increase in our net loss attributable to common stockholders and the $0.4 million decrease in non-controlling interests for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine Months ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except churn data)
Revenue:
Retail	$24,608	$30,865	$(6,257)	(20.3)%
DAS	34,863	27,656	7,207	26.1%
Wholesale—Wi-Fi	15,096	11,477	3,619	31.5%
Military	13,003	2,043	10,960	536.5%
Advertising and other	13,285	13,629	(344)	(2.5)%
Total revenue	$100,855	$85,670	$15,185	17.7%

Key business metrics:
Subscribers—retail	212	279	(67)	(24.0)%
Subscribers—military	46	7	39	*
Connects	76,416	59,694	16,722	28.0%
DAS nodes	10.3	8.1	2.2	27.2%

*                 Calculation of percentage change is not meaningful.

Retail.  Retail revenue decreased $6.3 million, or 20.3%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a $4.7 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers in 2015 compared to 2014. The remaining decrease is due to a $1.6 million decrease in retail single-use revenue.

DAS.  DAS revenue increased $7.2 million, or 26.1%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a $5.0 million increase from new build-out projects in our managed and operated locations, which includes a $0.9 million short-term build-out project that included the sale of equipment that was completed during 2015, and a $2.2 million increase in access fees from our telecom operators. The increase in access fees resulted primarily from the new build-out projects that were completed and $0.4 million of one-time fees that were paid for early termination rights.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $3.6 million, or 31.5%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a $4.4 million increase in partner usage based fees, which was partially offset by a $0.7 million decrease in Wi-Fi build-out revenues related to a project that was completed during the nine months ended September 30, 2014.

Military.  Military retail revenue increased $11.0 million, or 536.5%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to the increase in retail subscribers resulting from our build-out of Wi-Fi networks at military bases across the U.S.

Advertising and other.  Advertising and other revenue decreased $0.3 million, or 2.5%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 primarily due to a $0.9 million decrease in advertising sales at our managed and operated locations, which was partially offset by a $0.6 million increase in revenues from other service agreements.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$47,151	$41,230	$5,921	14.4%
Network operations	24,160	17,862	6,298	35.3%
Development and technology	13,978	10,805	3,173	29.4%
Selling and marketing	13,990	11,629	2,361	20.3%
General and administrative	16,994	13,344	3,650	27.4%
Amortization of intangible assets	2,709	2,812	(103)	(3.7)%
Total costs and operating expenses	$118,982	$97,682	$21,300	21.8%

Network access. Network access costs increased $5.9 million, or 14.4%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase is primarily due to a $3.9 million increase in depreciation expense and a $3.2 million increase in bandwidth and other direct costs, which is inclusive of a $0.5 million increase in costs directly related to our short-term DAS and Wi-Fi build-out projects. The increases were partially offset by a $0.7 million decrease in revenue share paid to venues in our managed and operated locations and a $0.4 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $6.3 million, or 35.3%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a $2.2 million increase in depreciation expense, a $1.9 million increase in personnel related expenses primarily resulting from increased headcount, a $0.9 million increase in network maintenance and connectivity expenses, a $0.4 million increase in call center costs, $0.2 million increase in hardware and software maintenance expenses, and a $0.7 million increase in other operating expenses.

Development and technology. Development and technology expenses increased $3.2 million, or 29.4%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due primarily to a $1.6 million increase in depreciation expense, a $1.3 million increase in personnel related expenses primarily resulting from increased headcount, a $0.3 million increase in technology service expenses, and a $0.3 million increase in hardware and software maintenance expenses. Increases were partially offset by a $0.3 million decrease in other operating expenses.

Selling and marketing. Selling and marketing expenses increased $2.4 million, or 20.3%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a $1.5 million increase in personnel related expenses primarily resulting from increased headcount and a $0.9 million increase in other marketing related expenses.

General and administrative.  General and administrative expenses increased $3.7 million, or 27.4%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a $0.9 million increase in personnel related expenses resulting from increased headcount, a $0.7 million increase in depreciation expenses, a $0.5 million increase in business licenses, taxes, and insurance, a $0.5 million increase in consulting and professional fee expenses, and a $1.1 million increase in rent and other general and administrative expenses.

Amortization of intangible assets.  Amortization of intangible assets expense remained relatively consistent for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, remained relatively consistent for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we incurred and capitalized $0.4 million of interest expense related to our Credit Facility.

Income Tax Expense

We had income tax expense of $0.4 million for the nine months ended September 30, 2015 and September 30, 2014. Our effective tax rate remained relatively consistent for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Non-controlling Interests

Non-controlling interests decreased $0.6 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily as a result of the net losses generated by our subsidiaries.

Net Loss Attributable to Common Stockholders

Our net loss for the nine months ended September 30, 2015 increased as compared to the nine months ended September 30, 2014, primarily as a result of the $21.3 million increase in costs and operating expenses, which was partially offset by the $15.2 million increase in revenues and the $0.6 million increase in net losses attributable to non-controlling interests. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $18.7 million for the nine months ended September 30, 2015, an increase of 19.2% from $15.7 million recorded in the nine months ended September 30, 2014. As a percent of revenue, Adjusted EBITDA was 18.5% for the nine months ended September 30, 2015, up from 18.3% of revenue for the nine months ended September 30, 2014. The Adjusted EBITDA increase was due primarily to $8.1 million increase in depreciation and amortization expense and the $1.0 million increase in stock-based compensation expenses. The increases were partially offset by the $5.6 million increase in our net loss attributable to common stockholders and the $0.6 million decrease in non-controlling interests for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility.  Our primary sources of liquidity as of September 30, 2015 consisted of $8.6 million of cash and $31.5 million available for borrowing under our credit facility.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the nine months ended September 30, 2015 were $63.4 million, of which $26.8 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank (the “Lenders”), for a secured credit facility in the form of a revolving line of credit in the initial amount of up to $46.5 million, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of September 30, 2015, $3.1 million was outstanding under the Term Loan and $15.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. Interest rates for our Credit Facility for the nine months ended September 30, 2015 ranged from 2.67% to 3.28%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. In August 2015, we amended our Credit Facility to primarily revise our financial covenants with an effective date of June 30, 2015 through the period ended September 30, 2015. We were in compliance with all such financial covenants as of September 30, 2015 and through the date of this report. We are also subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of September 30, 2015 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

On September 11, 2015, we filed a shelf registration statement (the “Shelf Registration”) on Form S-3 with the SEC that was declared effective by the SEC on September 17, 2015, which permits us to offer up to $125.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, repayment of debt, other corporate expenses and acquisitions of complementary products, technologies or businesses.

We believe that our existing cash and cash equivalents, working capital, cash flow from operations and availability under the credit facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2015 will range from $3.4 million to $8.4 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2015 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government and upgrading our Wi-Fi networks at our managed and operated venues. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the nine months ended September 30:

	2015	2014
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$49,850	$18,638
Net cash used in investing activities	(61,815)	(39,037)
Net cash provided by (used in) financing activities	11,731	(2,915)

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2015, we generated $49.8 million of net cash from operating activities, an increase of $31.2 million from the prior year comparative period. The increase is primarily due to a $28.2 million change in our operating assets and liabilities, a $8.1 million increase in depreciation and amortization expenses, a $1.0 million increase in stock-based compensation expenses, and a $0.2 million change in fair value of our contingent consideration liabilities. The increases were partially offset by the $6.2 million increase in our net loss.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2015, we used $61.8 million in investing activities, an increase of $22.8 million from the prior year comparative period. This increase is primarily due to a $14.1 million decrease in cash provided by net proceeds from sales of marketable securities and an $8.4 million increase in purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2015, we received $11.7 million of cash from financing activities compared to $2.9 million in cash used in financing activities during the prior year comparative period. This change is primarily due to the $15.0 million net drawdown on our Revolving Line of Credit made during the nine months ended September 30, 2015, a $1.2 million decrease in acquisition related payments, and a $0.4 million increase in proceeds from exercise of stock options. These changes were partially offset by $1.1 million in payments to acquire the remaining non-controlling interests in Concourse Communications Detroit, LLC from the non-controlling interest owners, a $0.6 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period, and $0.4 million in repayments made on our Term Loan during the nine months ended September 30, 2015.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of September 30, 2015:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$44,941	$9,377	$14,621	$8,445	$12,498
Operating leases for office space(2)	32,468	1,636	6,046	6,054	18,732
Open purchase commitments(3)	34,217	34,217	—	—	—
Credit Facility(4)	18,063	16,094	1,750	219	—
Capital leases for equipment and software(5)	3,437	1,453	1,984	—	—
Unrecognized tax benefits(6)	229	229	—	—	—
Notes payable(7)	171	96	75	—	—
Total	$133,526	$63,102	$24,476	$14,718	$31,230

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2015 as we have not received the related goods or services.

(4)         Long-term debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments of long-term debt.

(5)         Leased equipment, primarily for data communication and database software purchased under non-cancellable capital leases.

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

Investment portfolio risk.  We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2015, we had no market risk sensitive instruments.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of September 30, 2015 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2015 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. Dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2015, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	S-1	03/21/2011	3.4

10.1	First Amendment to Credit Agreement.	10-Q	8/10/2015	10.2

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statements of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: November 9, 2015	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: November 9, 2015	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)