Form 10-Q
period 2016-03-31
BOINGO WIRELESS INC
filed 2016-05-09
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 37,874,375 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,651	$14,718
Accounts receivable, net	42,736	43,552
Prepaid expenses and other current assets	4,053	3,876
Total current assets	61,440	62,146
Property and equipment, net	224,962	214,500
Goodwill	42,403	42,403
Intangible assets, net	15,173	16,055
Other assets	6,616	5,908
Total assets	$350,594	$341,012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,923	$29,376
Accrued expenses and other liabilities	24,151	36,328
Deferred revenue	35,379	25,759
Current portion of long-term debt	875	875
Current portion of capital leases	1,596	1,610
Total current liabilities	81,924	93,948
Deferred revenue, net of current portion	127,159	106,825
Long-term debt	21,531	16,750
Long-term portion of capital leases	2,320	2,217
Deferred tax liabilities	3,105	2,965
Other liabilities	8,105	6,272
Total liabilities	244,144	228,977

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 37,829 and 37,325 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	201,963	197,612
Accumulated deficit	(95,254)	(85,176)
Accumulated other comprehensive loss	(1,032)	(1,160)
Total common stockholders’ equity	105,681	111,280
Non-controlling interests	769	755
Total stockholders’ equity	106,450	112,035
Total liabilities and stockholders’ equity	$350,594	$341,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenue	$34,499	$29,392
Costs and operating expenses:
Network access	14,678	13,623
Network operations	10,450	8,039
Development and technology	5,353	4,191
Selling and marketing	4,668	4,416
General and administrative	8,152	5,833
Amortization of intangible assets	865	893
Total costs and operating expenses	44,166	36,995
Loss from operations	(9,667)	(7,603)
Interest and other expense, net	(30)	(20)
Loss before income taxes	(9,697)	(7,623)
Income tax expense	238	204
Net loss	(9,935)	(7,827)
Net income attributable to non-controlling interests	49	55
Net loss attributable to common stockholders	$(9,984)	$(7,882)

Net loss per share attributable to common stockholders:
Basic	$(0.27)	$(0.22)
Diluted	$(0.27)	$(0.22)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	37,554	36,390
Diluted	37,554	36,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(9,935)	$(7,827)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	93	(347)
Comprehensive loss	(9,842)	(8,174)
Comprehensive income attributable to non-controlling interest	14	107
Comprehensive loss attributable to common stockholders	$(9,856)	$(8,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2015	37,325	$4	$197,612	$(85,176)	$(1,160)	$755	$112,035
Issuance of common stock under stock incentive plans	504	—	1,470	—	—	—	1,470
Shares withheld for taxes	—	—	(999)	—	—	—	(999)
Stock-based compensation expense	—	—	3,786	—	—	—	3,786
Cumulative effect of a change in accounting principle	—	—	94	(94)	—	—	—
Net loss	—	—	—	(9,984)	—	49	(9,935)
Other comprehensive income (loss)	—	—	—	—	128	(35)	93
Balance at March 31, 2016	37,829	$4	$201,963	$(95,254)	$(1,032)	$769	$106,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,935)	$(7,827)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,308	8,054
Amortization of intangible assets	865	893
Loss on disposal of fixed assets	19	91
Stock-based compensation	3,605	1,835
Change in fair value of contingent consideration	—	(114)
Change in deferred income taxes	140	122
Changes in operating assets and liabilities:
Accounts receivable	845	(4,477)
Prepaid expenses and other assets	(149)	199
Accounts payable	4,659	4,490
Accrued expenses and other liabilities	726	(2,221)
Deferred revenue	29,954	11,430
Net cash provided by operating activities	41,037	12,475
Cash flows from investing activities
Proceeds from sales of marketable securities	—	1,614
Purchases of property and equipment	(45,522)	(16,600)
Net cash used in investing activities	(45,522)	(14,986)
Cash flows from financing activities
Proceeds from credit facility	5,000	5,000
Proceeds from exercise of stock options	1,470	290
Principal payments on debt	(219)	(219)
Debt issuance costs	(124)	—
Payments of capital leases and notes payable	(718)	(97)
Payments of withholding tax on net issuance of restricted stock units	(999)	(679)
Net cash provided by financing activities	4,410	4,295
Effect of exchange rates on cash	8	(14)
Net (decrease) increase in cash and cash equivalents	(67)	1,770
Cash and cash equivalents at beginning of period	14,718	8,849
Cash and cash equivalents at end of period	$14,651	$10,619
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	18,831	9,868
Purchase of equipment and prepaid maintenance services under capital financing arrangements	1,372	2,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables, internet of things (“IoT”) and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated in April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include Wi-Fi roaming, value-added services, private label Wi-Fi, location based services, and distributed antenna systems (“DAS”) or femto-cells, which are cellular extension networks. Retail products include Wi-Fi subscriptions and day passes that provide access to more than one and a half million commercial hotspots worldwide, and broadband and TV services for troops living in Army, Air Force and Marines bases. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at military bases.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in our annual report on Form 10-K filed with the SEC on March 11, 2016. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three months ended March 31, 2016 and 2015, and our financial position as of March 31, 2016. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments including the following: entities record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; entities classify excess tax benefits as an operating activity in the statement of cash flows; entities elect an accounting policy to either estimate the number of forfeitures (current U.S. GAAP) or account for forfeitures when they occur; and entities can withhold up to the maximum individual statutory rate without classifying the awards as a liability with the cash paid to satisfy the statutory income tax withholding obligation classified as a financing activity in the statement of cash flows. The standard provides for prospective, retrospective, or modified retrospective adoption of each of the changes, and the standard is effective for public entities for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt ASU 2016-09 as of January 1, 2016. As a result of this adoption, we recorded $6,933 and $589 of net deferred tax assets related to our federal and state net operating losses for excess windfall tax benefits, respectively, as of January 1, 2016. We established a full valuation allowance against those deferred tax assets as of January 1, 2016 based on the determination that it was more likely than not that those deferred tax assets would not be realized. We also elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis. The change in our accounting policy resulted in a $94 increase to additional paid-in capital and accumulated deficit as of January 1, 2016.

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

Prior to August 4, 2015, we had a 70% ownership of Concourse Communications Detroit, LLC. On August 4, 2015, we purchased the remaining 30% ownership interest from the non-controlling interest owners and we accounted for this transaction as an acquisition of the remaining interest of an entity that had already been majority-owned by the Company. Prior to this purchase, we had a controlling interest in this subsidiary, and therefore, this subsidiary had been and will continue to be consolidated with the Company’s operations.

Segment and geographical information

We operate as one reportable segment; a service provider of wireless connectivity solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones, tablets and other wireless-enabled consumer devices. This single segment is consistent with the internal organization structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

All significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended March 31,
	2016	2015
Revenue:
DAS	$11,106	$9,596
Military	9,098	3,514
Retail	6,914	8,709
Wholesale—Wi-Fi	4,937	4,170
Advertising and other	2,444	3,403
Total revenue	$34,499	$29,392

Revenue recognition

We generate revenue from several sources including: (i) DAS customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (ii) military and retail customers under subscription plans for month-to-month network access that automatically renew, and military and retail single-use access from sales of hourly, daily or other single-use access plans, (iii) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (iv) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

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

Subscription fees from military and retail customers are paid monthly in advance and revenue is deferred for the portions of monthly recurring subscription fees collected in advance. We provide refunds for our military and retail services on a case-by-case basis. These amounts are not significant and are recorded as contra-revenue in the period the refunds are made. Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from military and retail single-use access is recognized when access is provided.

Services provided to wholesale Wi-Fi partners generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for Wi-Fi network usage, and/or (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are generally billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the service arrangement. The initial term of the license agreements is generally between one to five years and the agreements generally contain renewal clauses. Revenue for Wi-Fi network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

In instances where the minimum monthly Wi-Fi and DAS network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

We adopted the provisions of ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the Company had ($1,032) and $(1,160), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of March 31, 2016 and December 31, 2015 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities approximates fair value due to the short-term nature of these financial instruments.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The FASB has subsequently issued several proposals to clarify guidance to be applied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic (606): Deferral of the Effective Date, to defer the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in the new revenue standard. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The standard, as amended, will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the new standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have not yet selected an effective date or a transition method and are currently evaluating the expected impact of this new standard, including proposed amendments, on our reporting of revenue contracts in our consolidated financial statements and related disclosures.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	March 31, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$12,418	$12,488
Money market accounts	2,233	2,230
Total cash and cash equivalents	$14,651	$14,718

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	March 31, 2016	December 31, 2015
Leasehold improvements	$272,139	$243,743
Construction in progress	48,383	57,692
Software	25,887	24,349
Computer equipment	10,526	10,366
Furniture, fixtures and office equipment	1,751	1,738
Total property and equipment	358,686	337,888
Less: accumulated depreciation and amortization	(133,724)	(123,388)
Total property and equipment, net	$224,962	$214,500

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Network access	$5,257	$4,832
Network operations	3,195	1,986
Development and technology	1,602	1,174
General and administrative	254	62
Total depreciation and amortization of property and equipment	$10,308	$8,054

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Salaries and wages	$2,945	$3,074
Revenue share	3,937	4,560
Accrued partner network	843	969
Accrued for construction in progress	9,390	21,696
Accrued professional fees	1,504	651
Accrued taxes	332	916
Deferred rent	10	22
Other	5,190	4,440
Total accrued expenses and other liabilities	$24,151	$36,328

6. Income taxes

We calculate our interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs. As noted above, we early adopted ASU 2016-09 as of January 1, 2016. As a result of the adoption of ASU 2016-09, excess windfall tax benefits and tax deficiencies related to our stock option exercises and RSU vestings are recognized as an income tax benefit or expense in our condensed consolidated statements of operations in the period they are deducted on the income tax return. Excess windfall tax benefits and tax deficiencies are therefore not anticipated when determining the annual effective tax rate and are instead recognized in the interim period in which those items occur.

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

Income tax expense of $238 and $204 reflects an effective tax rate of 2.5% and 2.7% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three months ended March 31, 2016 and 2015. The adoption of ASU 2016-09 did not have any impact on our income tax expense for the three months ended March 31, 2016 due to our valuation allowance. As of March 31, 2016 and December 31, 2015, we had $367 and $363 of uncertain tax positions, respectively, $84 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of March 31, 2016 and December 31, 2015, we have accrued $54 and $50 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our condensed consolidated statements of operations, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at March 31, 2016 was $229.

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

7. Credit Facility

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended, with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit of up to $69,750, which was increased from $46,500 in February 2016, with an option to increase the available amount to $86,500 upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3,500 (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). We may use borrowings under the credit facility for general working capital and corporate purposes. In general, amounts borrowed under the Credit Facility are secured by a lien against all of our assets, with certain exclusions.

As of March 31, 2016 and December 31, 2015, $20,000 and $15,000, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within long-term debt in our condensed consolidated balance sheet as of March 31, 2016 as we do not expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2016 and December 31, 2015, $2,406 and $2,625, respectively, was outstanding under the Term Loan at a rate of 3.1%. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
April 1, 2016 — December 31, 2016	$656
January 1, 2017 — December 31, 2017	875
January 1, 2018 — December 31, 2018	875
$2,406

We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of March 31, 2016.

The Company incurred $124 of additional debt issuance costs in February 2016. Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other expense, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016.  Amortization and interest expense capitalized during the three months ended March 31, 2016 and 2015 amounted to $276 and $76, respectively. Interest rates for our Credit Facility for the three months ended March 31, 2016 ranged from 3.0% to 3.6%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
April 1, 2016 — December 31, 2016	$180
January 1, 2017 — December 31, 2017	241
January 1, 2018 — December 31, 2018	215
$636

As of March 31, 2016 and December 31, 2015, the carrying amount reflected in the accompanying condensed consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value (Level 2) based on the variable nature of the interest rates and lack of significant change to our credit risk.

8. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2016, we have Letters of Credit totaling $3,095 that are scheduled to expire or renew over the next year. There have been no drafts drawn under these Letters of Credit as of March 31, 2016.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We believe this claim to be without merit and plan to defend against such claim. As of March 31, 2016, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

9. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature will be terminated after January 2018, so that no additional automatic annual share increases will occur thereafter. As of March 31, 2016, 12,004,534 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Network operations	$646	$347
Development and technology	312	98
Selling and marketing	549	527
General and administrative	2,098	863
Total stock-based compensation	$3,605	$1,835

During the three months ended March 31, 2016 and 2015, we capitalized $182 and $216, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,748	$6.89	5.0	$6,611
Exercised	(259)	$5.68
Canceled/forfeited	(30)	$7.19
Outstanding at March 31, 2016	3,459	$6.97	4.7	$8,505
Vested, exercisable and expected to vest at March 31, 2016	3,446	$6.98	4.7	$8,488
Exercisable at March 31, 2016	3,115	$6.95	4.4	$8,093

Restricted stock unit awards

We grant time-based restricted stock units (“RSU”) to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel generally vest over a three year period subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s revenue growth and, for awards granted during the quarter ended March 31, 2016, EBITDA growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three year period subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

In 2016, our Compensation Committee determined to adjust its practice of making annual long-term equity grants and instead adopted a compensation cycle whereby it granted equity awards to our Chief Executive Officer and Chief Financial Officer covering the number of shares it might otherwise have granted in 2016 through 2018, with “cliff” vesting dates in 2019. These grants were made to focus our Chief Executive Officer and Chief Financial Officer on the Company’s overall long-term corporate and strategic goals, eliminate intervening quarterly vesting dates that force them to sell shares in the market to cover taxes triggered upon vesting, and strengthen the Company’s ability to retain our senior management team over the next three years. As a result of these larger-than-usual RSU grants, the Compensation Committee does not intend to grant additional equity awards to our Chief Executive Officer and Chief Financial Officer until 2019.

A summary of the non-vested RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,819	$6.39
Granted	2,901	$6.14
Vested	(393)	$6.91
Canceled/forfeited	(80)	$6.99
Non-vested at March 31, 2016	4,247	$6.16

During the three months ended March 31, 2016, 393,319 shares of RSUs vested. The Company issued 244,771 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

10. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(9,984)	$(7,882)
Denominator:
Weighted average common stock, basic and diluted	37,554	36,390
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.27)	$(0.22)

For the three months ended March 31, 2016 and 2015, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three months ended March 31, 2016. As of March 31, 2016, the remaining approved amount for repurchases was approximately $5,180.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities Exchange Commission on March 11, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Boingo helps the world stay connected.

We have established a global footprint of wireless networks that provide high-speed, high-bandwidth wireless connectivity to smartphones, tablets, laptops, wearables, the Internet of Things (“IoT”), and other wireless-enabled devices. Wireless infrastructure systems include low-powered radio access nodes that operate in licensed and unlicensed spectrum, with a range of 10 meters to 1 to 2 kilometers. These wireless networks include distributed antenna system (“DAS”), femto-cell, and Wi-Fi locations that reach more than one billion consumers annually. With the proliferation of wireless devices, and the growth of mobile data from high-bandwidth activities like streaming media, cloud-based applications, online gaming and mobile apps, we expect these wireless networks to play a significant role in helping meet the ever-increasing data demands of on-the-go connected consumers.

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

We generate revenue primarily through DAS customers, military and retail customers, wholesale Wi-Fi customers, and display advertisements and sponsorships on our walled garden sign-in pages. We have direct customer relationships with users who have purchased our services, and we also provide wireless connectivity access solutions to enterprise customers, which include telecom operators, cable companies, technology companies, enterprise software and services companies, financial institutions, and communications service providers. Our wholesale solutions enable these companies to offer wireless connectivity access to their customers. Our software solution—which provides one-click access to our global footprint of hotspots—has been rebranded for wholesale partners, in addition to being marketed under the Boingo brand. In combination with our back-end system infrastructure, it creates a global roaming solution for operators, carriers, other service providers and other businesses.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or femto-cell networks at locations where we manage and operate the wireless network. For the three months ended March 31, 2016, DAS revenue accounted for approximately 32% of our revenue. In addition, our enterprise customers pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other companies who provide Boingo as a value-added service for their customers. For the three months ended March 31, 2016, wholesale Wi-Fi revenue accounted for approximately 14% of our revenue.

Military revenue, which is driven by military personnel who purchase broadband and Internet Protocol television (“IPTV”) services on military bases served by Boingo accounted for approximately 27% of our total revenue for the three months ended March 31, 2016. As of March 31, 2016, our military subscriber base was approximately 69,000, an increase of approximately 116% over the prior year. Retail revenue, which is driven by consumers who purchase one-time Wi-Fi access or a recurring monthly subscription plan, accounted for approximately 20% of our total revenue for the three months ended March 31, 2016. As of March 31, 2016, our retail subscriber base was approximately 187,000, a decrease of approximately 20% over the prior year.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access, promotional programs and online display advertising. For the three months ended March 31, 2016, advertising and other revenue accounted for approximately 7% of our revenue.

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

•                       maximize advertising sell-through for our inventory of advertising-enabled networks; and

•                       increase our brand awareness.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, income tax expense, amortization of intangible assets, stock-based compensation expense, non-controlling interests and interest and other expense, net.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(unaudited) (in thousands)

Net loss attributable to common stockholders	$(9,984)	$(7,882)
Depreciation and amortization of property and equipment	10,308	8,054
Income tax expense	238	204
Amortization of intangible assets	865	893
Stock-based compensation expense	3,605	1,835
Non-controlling interests	49	55
Interest and other expense, net	30	20
Adjusted EBITDA	$5,111	$3,179

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

Subscribers—military and Subscribers—retail.  These metrics represent the number of paying customers who are on a month-to-month subscription plan at a given period end.

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

Revenue

We generate revenue primarily through DAS customers, military and retail customers, wholesale Wi-Fi customers, and display advertisements and sponsorships on our walled garden sign-in pages.

DAS.  We generate revenue from telecom operator partners that pay us network build-out fees, inclusive of network upgrades, and access fees for our DAS networks.

Military and retail.  We generate revenue from sales to military and retail individuals of month-to-month network access subscriptions that automatically renew, primarily through charge card transactions. We also generate revenue from sales of hourly, daily or other single-use access to military and retail individuals primarily through charge card transactions.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended March 31,
	2016	2015
	(unaudited) (in thousands)
Consolidated Statement of Operations Data:
Revenue	$34,499	$29,392
Costs and operating expenses:
Network access	14,678	13,623
Network operations	10,450	8,039
Development and technology	5,353	4,191
Selling and marketing	4,668	4,416
General and administrative	8,152	5,833
Amortization of intangible assets	865	893
Total costs and operating expenses	44,166	36,995
Loss from operations	(9,667)	(7,603)
Interest and other expense, net	(30)	(20)
Loss before income taxes	(9,697)	(7,623)
Income tax expense	238	204
Net loss	(9,935)	(7,827)
Net income attributable to non-controlling interests	49	55
Net loss attributable to common stockholders	$(9,984)	$(7,882)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended March 31,
	2016	2015
	(unaudited) (in thousands)
Network access	$5,257	$4,832
Network operations	3,195	1,986
Development and technology	1,602	1,174
General and administrative	254	62
Total(1)	$10,308	$8,054

(1)         The $2.3 million increase in depreciation and amortization of property and equipment for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2015 and 2016.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended March 31,
	2016	2015
	(unaudited) (in thousands)
Network operations	$646	$347
Development and technology	312	98
Selling and marketing	549	527
General and administrative	2,098	863
Total(2)	$3,605	$1,835

(2)         The $1.8 million increase in stock-based compensation expense for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is due primarily to additional stock-based compensation expense related to the restricted stock units (“RSU”) granted in 2015 and 2016. Further, in 2016, our Compensation Committee determined to adjust its practice of making annual long-term equity grants and instead adopted a compensation cycle whereby it granted equity awards to our Chief Executive Officer and Chief Financial Officer covering the number of shares it might otherwise have granted in 2016 through 2018, with “cliff” vesting dates in 2019. These grants were made to focus our Chief Executive Officer and Chief Financial Officer on the Company’s overall long-term corporate and strategic goals, eliminate intervening quarterly vesting dates that force them to sell shares in the market to cover taxes triggered upon vesting, and strengthen the Company’s ability to retain our senior management team over the next three years. As a result of these larger-than-usual RSU grants, the Compensation Committee does not intend to grant additional equity awards to our Chief Executive Officer and Chief Financial Officer until 2019. During the three months ended March 31, 2016 and 2015, we capitalized $0.2 million, respectively, of stock-based compensation expense.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2016	2015
	(unaudited) (as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	42.5	46.3
Network operations	30.3	27.4
Development and technology	15.5	14.3
Selling and marketing	13.5	15.0
General and administrative	23.6	19.8
Amortization of intangible assets	2.5	3.0
Total costs and operating expenses	128.0	125.9
Loss from operations	(28.0)	(25.9)
Interest and other expense, net	(0.1)	(0.1)
Loss before income taxes	(28.1)	(25.9)
Income tax expense	0.7	0.7
Net loss	(28.8)	(26.6)
Net income attributable to non-controlling interests	0.1	0.2
Net loss attributable to common stockholders	(28.9)%	(26.8)%

Three Months ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$11,106	$9,596	$1,510	15.7%
Military	9,098	3,514	5,584	158.9%
Retail	6,914	8,709	(1,795)	(20.6)%
Wholesale—Wi-Fi	4,937	4,170	767	18.4%
Advertising and other	2,444	3,403	(959)	(28.2)%
Total revenue	$34,499	$29,392	$5,107	17.4%

Key business metrics:
DAS nodes	12.5	8.9	3.6	40.4%
Subscribers—military	69	32	37	115.6%
Subscribers—retail	187	235	(48)	(20.4)%
Connects	30,353	22,819	7,534	33.0%

DAS.  DAS revenue increased $1.5 million, or 15.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to a $1.1 million increase from new build-out projects in our managed and operated locations and a $0.4 million increase in access fees from our telecom operators.

Military.  Military retail revenue increased $5.6 million, or 158.9%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to a $4.1 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 2.2% increase in the average monthly revenue per military subscriber in 2016 compared to 2015, and a $1.5 million increase in military single-use revenue.

Retail.  Retail revenue decreased $1.8 million, or 20.6%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to a $1.5 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers and a 3.4% decrease in the average monthly revenue per retail subscriber, and a $0.3 million decrease in retail single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $0.8 million, or 18.4% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a $0.9 million increase in partner usage based fees.

Advertising and other.  Advertising and other revenue decreased $1.0 million, or 28.2%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 primarily due to a $1.0 million decrease in advertising sales at our managed and operated locations.

Costs and Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$14,678	$13,623	$1,055	7.7%
Network operations	10,450	8,039	2,411	30.0%
Development and technology	5,353	4,191	1,162	27.7%
Selling and marketing	4,668	4,416	252	5.7%
General and administrative	8,152	5,833	2,319	39.8%
Amortization of intangible assets	865	893	(28)	(3.1)%
Total costs and operating expenses	$44,166	$36,995	$7,171	19.4%

Network access. Network access costs increased $1.1 million, or 7.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase is primarily due to a $0.4 million increase in depreciation expense, a $0.6 million increase in bandwidth and other direct costs, and a $0.3 million increase in revenue share paid to venues in our managed and operated locations. The increases were partially offset by a $0.2 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $2.4 million, or 30.0%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to a $1.2 million increase in depreciation expense, a $0.8 million increase in personnel related expenses resulting primarily from increased headcount, and a $0.4 million increase in consulting expenses.

Development and technology. Development and technology expenses increased $1.2 million, or 27.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a $0.4 million increase in depreciation expense, a $0.5 million increase in personnel related expenses, and a $0.2 million increase in consulting expenses.

Selling and marketing. Selling and marketing expenses increased $0.3 million, or 5.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to a $0.3 million increase in personnel related expenses resulting from increased headcount.

General and administrative.  General and administrative expenses increased $2.3 million, or 39.8%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to a $1.7 million increase personnel related expenses, which is inclusive of a $1.2 million increase in stock-based compensation, resulting from increased headcount and the change in the structure and grant cycle of the RSUs granted to our Chief Executive Officer and Chief Financial Officer in 2016, a $0.5 million increase in professional fees, and a $0.1 million increase in other operating expenses.

Amortization of intangible assets.  Amortization of intangible assets expense remained essentially unchanged for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Interest and Other Expense, Net

Interest and other expense, net, remained relatively consistent for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, we incurred and capitalized $0.3 million and $0.1 million, respectively, of interest expense related to our Credit Facility.

Income Tax Expense

We had income tax expense of $0.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Our effective tax rate remained relatively consistent for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Non-controlling Interests

Non-controlling interests remained remained relatively consistent for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended March 31, 2016 increased as compared to the three months ended March 31, 2015, primarily as a result of the $7.2 million increase in costs and operating expenses, which was partially offset by the $5.1 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Adjusted EBITDA

Adjusted EBITDA was $5.1 million for the three months ended March 31, 2016, an increase of 60.8% from $3.2 million recorded in the three months ended March 31, 2015. As a percent of revenue, Adjusted EBITDA was 14.8% for the three months ended March 31, 2016, up from 10.8% of revenue for the three months ended March 31, 2015. The Adjusted EBITDA increase was due primarily to the $2.2 million increase in depreciation and amortization expense and the $1.8 million increase in stock-based compensation expenses. The increases were partially offset by the $2.1 million increase in our net loss attributable to common stockholders for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (refer to “Reconciliation of Non-GAAP Financial Measures” on page 19 of this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA to net loss attributable to common stockholders).

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of March 31, 2016 consisted of $14.7 million of cash and cash equivalents and $49.8 million available for borrowing under our credit facility, $3.1 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2016 were $45.5 million, of which $34.8 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended, with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $69.8 million, which was increased from $46.5 million in February 2016, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2016, $2.4 million was outstanding under the Term Loan and $20.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. Interest rates for our Credit Facility for the three months ended March 31, 2016 ranged from 3.0% to 3.6%.  Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of March 31, 2016 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of March 31, 2016 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

On September 11, 2015, we filed a shelf registration statement (the “Shelf Registration”) on Form S-3 with the SEC that was declared effective by the SEC on September 17, 2015, which permitted us to offer up to $125.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. In February 2016, we filed a post-effective amendment to terminate the Shelf Registration and remove from registration the securities registered pursuant to the Shelf Registration. The Company’s Board of Directors determined that having the Shelf Registration on file was no longer necessary due to the Company increasing the Revolving Line of Credit (refer to Note 7 to the accompanying condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q).

We believe that our existing cash and cash equivalents, working capital, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2016 will range from $24.3 million to $29.3 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2016 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government and upgrading our Wi-Fi networks at our managed and operated venues. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the three months ended March 31:

	2016	2015
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$41,037	$12,475
Net cash used in investing activities	(45,522)	(14,986)
Net cash provided by financing activities	4,410	4,295

Net Cash Provided by Operating Activities

For the three months ended March 31, 2016, we generated $41.0 million of net cash from operating activities, an increase of $28.6 million from the prior year comparative period. The increase is primarily due to a $26.6 million change in our operating assets and liabilities, a $2.2 million increase in depreciation and amortization expense, a $1.8 million increase in stock-based compensation expenses, and a $0.1 million change in fair value of our contingent consideration liabilities. The increases were partially offset by the $2.1 million increase in our net loss.

Net Cash Used in Investing Activities

For the three months ended March 31, 2016, we used $45.5 million in investing activities, an increase of $30.5 million from the prior year comparative period. This increase is primarily due to a $28.9 million increase in purchases of property and equipment and a $1.6 million decrease in cash provided by net proceeds from sales of marketable securities.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2016, we received $4.4 million of cash from financing activities, an increase of $0.1 million from the prior year comparative period. This increase is primarily due to a $1.2 million increase in proceeds from exercise of stock options. The increase was partially offset by a $0.6 million increase in cash paid for capital leases and notes payable, a $0.3 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested, and a $0.1 million increase in deferred financing fees during the three months ended March 31, 2016

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of March 31, 2016:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$41,175	$9,136	$13,095	$8,048	$10,896
Operating leases for office space(2)	32,225	2,855	6,062	6,130	17,178
Open purchase commitments(3)	13,093	13,093	—	—	—
Credit Facility(4)	22,406	875	21,531	—	—
Capital leases for equipment and software(5)	3,916	1,596	2,320	—	—
Unrecognized tax benefits(6)	229	229	—	—	—
Notes payable(7)	1,488	540	948	—	—
Total	$114,532	$28,324	$43,956	$14,178	$28,074

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2016 as we have not received the related goods or services.

(4)         Long-term debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments of long-term debt.

(5)         Leased equipment, primarily for data communication and database software, under non-cancellable capital leases.

(6)         The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized, (refer to Note 6 to the accompanying condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q).

(7)         Notes payable assumed in our acquisition of Endeka Group, Inc. in 2013 and loans payable related to financed equipment and prepaid maintenance service purchases.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 11, 2016.

Recently Issued Accounting Standards

Information regarding recent accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

We are exposed to various market risks including: (i) interest rate risk and (ii) foreign currency exchange rate risk. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of March 31, 2016 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2016 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2016, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	8-K	12/29/2015	3.1

10.1	Joinder Agreement, dated as of February 23, 2016, by and among the Company, Bank of America, N.A., Silicon Valley Bank and Citizens Bank, N.A.	8-K	2/25/2016	10.1

10.2	Form of Vesting Extension Agreement. †	8-K	2/3/2016	99.1

10.3	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (2016 Performance Stock Units) under 2011 Equity Incentive Plan. †	8-K	2/3/2016	99.2

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: May 9, 2016	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: May 9, 2016	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)