Form 10-Q
period 2016-06-30
BOINGO WIRELESS INC
filed 2016-08-08
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 38,117,060 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,291	$14,718
Accounts receivable, net	48,301	43,552
Prepaid expenses and other current assets	4,605	3,876
Total current assets	62,197	62,146
Property and equipment, net	236,680	214,500
Goodwill	42,403	42,403
Intangible assets, net	14,305	16,055
Other assets	5,577	5,908
Total assets	$361,162	$341,012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,262	$29,376
Accrued expenses and other liabilities	30,045	36,328
Deferred revenue	40,165	25,759
Current portion of long-term debt	875	875
Current portion of capital leases	1,751	1,610
Total current liabilities	87,098	93,948
Deferred revenue, net of current portion	136,972	106,825
Long-term debt	21,313	16,750
Long-term portion of capital leases	2,181	2,217
Deferred tax liabilities	3,221	2,965
Other liabilities	8,265	6,272
Total liabilities	259,050	228,977

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 38,104 and 37,325 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	205,025	197,612
Accumulated deficit	(102,520)	(85,176)
Accumulated other comprehensive loss	(854)	(1,160)
Total common stockholders’ equity	101,655	111,280
Non-controlling interests	457	755
Total stockholders’ equity	102,112	112,035
Total liabilities and stockholders’ equity	$361,162	$341,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$39,075	$34,277	$73,574	$63,669
Costs and operating expenses:
Network access	16,915	16,011	31,593	29,634
Network operations	10,418	7,902	20,868	15,941
Development and technology	5,267	4,786	10,620	8,977
Selling and marketing	4,882	4,781	9,550	9,197
General and administrative	7,700	5,689	15,852	11,522
Amortization of intangible assets	862	873	1,727	1,766
Total costs and operating expenses	46,044	40,042	90,210	77,037
Loss from operations	(6,969)	(5,765)	(16,636)	(13,368)
Interest and other (expense) income, net	(152)	19	(182)	(1)
Loss before income taxes	(7,121)	(5,746)	(16,818)	(13,369)
Income tax expense	124	82	362	286
Net loss	(7,245)	(5,828)	(17,180)	(13,655)
Net income attributable to non-controlling interests	21	109	70	164
Net loss attributable to common stockholders	$(7,266)	$(5,937)	$(17,250)	$(13,819)

Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.16)	$(0.46)	$(0.38)
Diluted	$(0.19)	$(0.16)	$(0.46)	$(0.38)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	37,944	36,724	37,749	36,558
Diluted	37,944	36,724	37,749	36,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(7,245)	$(5,828)	$(17,180)	$(13,655)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	131	52	224	(295)
Comprehensive loss	(7,114)	(5,776)	(16,956)	(13,950)
Comprehensive (loss) income attributable to non-controlling interest	(26)	102	(12)	209
Comprehensive loss attributable to common stockholders	$(7,088)	$(5,878)	$(16,944)	$(14,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2015	37,325	$4	$197,612	$(85,176)	$(1,160)	$755	$112,035
Issuance of common stock under stock incentive plans	779	—	1,784	—	—	—	1,784
Shares withheld for taxes	—	—	(1,520)	—	—	—	(1,520)
Stock-based compensation expense	—	—	7,055	—	—	—	7,055
Non-controlling interest distributions	—	—	—	—	—	(286)	(286)
Cumulative effect of a change in accounting principle	—	—	94	(94)	—	—	—
Net loss	—	—	—	(17,250)	—	70	(17,180)
Other comprehensive income (loss)	—	—	—	—	306	(82)	224
Balance at June 30, 2016	38,104	$4	$205,025	$(102,520)	$(854)	$457	$102,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(17,180)	$(13,655)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,708	17,866
Amortization of intangible assets	1,727	1,766
Impairment loss	23	160
(Gain) loss on disposal of fixed assets	(4)	5
Stock-based compensation	6,684	3,934
Change in fair value of contingent consideration	—	(114)
Change in deferred income taxes	256	207
Changes in operating assets and liabilities:
Accounts receivable	(4,691)	(12,600)
Prepaid expenses and other assets	147	(1,275)
Accounts payable	(1,199)	2,237
Accrued expenses and other liabilities	3,642	911
Deferred revenue	44,554	35,395
Net cash provided by operating activities	55,667	34,837
Cash flows from investing activities
Proceeds from sales of marketable securities	—	1,614
Purchases of property and equipment	(64,257)	(33,306)
Proceeds from sale of property and equipment	—	8
Net cash used in investing activities	(64,257)	(31,684)
Cash flows from financing activities
Proceeds from credit facility	5,000	15,000
Proceeds from exercise of stock options	1,784	1,028
Principal payments on debt	(438)	(5,438)
Debt issuance costs	(124)	—
Payments of capital leases and notes payable	(1,277)	(188)
Payment of other acquisition related consideration	—	(17)
Payments of withholding tax on net issuance of restricted stock units	(1,520)	(1,354)
Payments to non-controlling interests	(286)	(500)
Net cash provided by financing activities	3,139	8,531
Effect of exchange rates on cash	24	(15)
Net (decrease) increase in cash and cash equivalents	(5,427)	11,669
Cash and cash equivalents at beginning of period	14,718	8,849
Cash and cash equivalents at end of period	$9,291	$20,518
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$22,011	$33,202
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$3,067	$3,099

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in our annual report on Form 10-K filed with the SEC on March 11, 2016. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three and six months ended June 30, 2016 and 2015, and our financial position as of June 30, 2016. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

All significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
DAS	$13,892	$12,125	$24,998	$21,721
Military	9,734	4,232	18,832	7,746
Retail	6,567	8,145	13,481	16,854
Wholesale—Wi-Fi	5,206	5,472	10,143	9,642
Advertising and other	3,676	4,303	6,120	7,706
Total revenue	$39,075	$34,277	$73,574	$63,669

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the Company had $(854) and $(1,160), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of June 30, 2016 and December 31, 2015 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The FASB has subsequently issued several updates and proposals to clarify guidance to be applied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic (606): Deferral of the Effective Date, to defer the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in the new revenue standard. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of Topic 606. The standard, as amended, will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the new standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have not yet selected an effective date or a transition method and are currently evaluating the expected impact of this new standard, including proposed amendments, on our reporting of revenue contracts in our consolidated financial statements and related disclosures.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	June 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$7,056	$12,488
Money market accounts	2,235	2,230
Total cash and cash equivalents	$9,291	$14,718

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	June 30, 2016	December 31, 2015
Leasehold improvements	$287,766	$243,743
Construction in progress	53,765	57,692
Software	27,907	24,349
Computer equipment	10,678	10,366
Furniture, fixtures and office equipment	1,756	1,738
Total property and equipment	381,872	337,888
Less: accumulated depreciation and amortization	(145,192)	(123,388)
Total property and equipment, net	$236,680	$214,500

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Network access	$6,205	$6,155	$11,462	$10,987
Network operations	3,255	1,843	6,450	3,829
Development and technology	1,689	1,336	3,291	2,510
General and administrative	251	478	505	540
Total depreciation and amortization of property and equipment	$11,400	$9,812	$21,708	$17,866

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Accrued construction in progress	$11,711	$21,696
Revenue share	4,460	4,560
Accrued customer liabilities	3,477	1,603
Salaries and wages	3,197	3,074
Accrued professional fees	1,722	651
Accrued partner network	1,044	969
Accrued taxes	711	916
Deferred rent	323	22
Other	3,400	2,837
Total accrued expenses and other liabilities	$30,045	$36,328

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

Income tax expense of $124 and $82 reflects an effective tax rate of 1.7% and 1.4% for the three months ended June 30, 2016 and 2015, respectively. Income tax expense of $362 and $286 reflects an effective tax rate of 2.2% and 2.1% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and six months ended June 30, 2016 and 2015. The adoption of ASU 2016-09 did not have any impact on our income tax expense for the three and six months ended June 30, 2016 due to our valuation allowance. As of June 30, 2016 and December 31, 2015, we had $371 and $363 of uncertain tax positions, respectively, $84 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of June 30, 2016 and December 31, 2015, we have accrued $58 and $50 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our condensed consolidated statements of operations, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at June 30, 2016 was $229.

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

As of June 30, 2016 and December 31, 2015, $20,000 and $15,000, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within long-term debt in our condensed consolidated balance sheet as of June 30, 2016 as we do not expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of June 30, 2016 and December 31, 2015, $2,188 and $2,625, respectively, was outstanding under the Term Loan at a rate of 3.1%. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
July 1, 2016 — December 31, 2016	$438
January 1, 2017 — December 31, 2017	875
January 1, 2018 — December 31, 2018	875
$2,188

We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of June 30, 2016.

The Company incurred $124 of additional debt issuance costs in February 2016. Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016. Amortization and interest expense capitalized during the three and six months ended June 30, 2016 amounted to $207 and $483, respectively. Amortization and interest expense expensed during the three and six months ended June 30, 2016 amounted to $78 and $96, respectively. Amortization and interest expense capitalized during the three and six months ended June 30, 2015 amounted to $170 and $246, respectively. Interest rates for our Credit Facility for the six months ended June 30, 2016 ranged from 3.0% to 3.6%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
July 1, 2016 — December 31, 2016	$120
January 1, 2017 — December 31, 2017	241
January 1, 2018 — December 31, 2018	215
$576

As of June 30, 2016 and December 31, 2015, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for the current portion of long-term debt, long-term debt, and notes payable approximate fair value (Level 2) based on the variable nature of the interest rates and lack of significant change to our credit risk.

8. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of June 30, 2016, we have Letters of Credit totaling $3,408 that are scheduled to expire or renew over the next year. There have been no drafts drawn under these Letters of Credit as of June 30, 2016.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We believe this claim to be without merit and plan to defend against such claim. As of June 30, 2016, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

9. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature will be terminated after January 2018, so that no additional automatic annual share increases will occur thereafter. As of June 30, 2016, 12,004,534 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Network operations	$531	$412	$1,177	$759
Development and technology	251	129	563	227
Selling and marketing	458	642	1,007	1,169
General and administrative	1,839	916	3,937	1,779
Total stock-based compensation	$3,079	$2,099	$6,684	$3,934

During the three and six months ended June 30, 2016, we capitalized $189 and $371, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2015, we capitalized $209 and $425, respectively, of stock-based compensation expense.

Stock option awards

We grant stock option awards to both employees and non-employee directors. The grant date for these awards is the same as the measurement date. The stock option awards generally vest over a four-year service period with 25% vesting when the individual completes 12 months of continuous service and the remaining 75% vesting monthly thereafter. These awards are valued as of the measurement date and the stock-based compensation expense, net of estimated and actual forfeitures, is recognized on a straight-line basis over the requisite service period.

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,748	$6.89	5.0	$6,611
Exercised	(333)	$5.36
Canceled/forfeited	(50)	$7.52
Outstanding at June 30, 2016	3,365	$7.03	4.4	$10,909
Vested, exercisable and expected to vest at June 30, 2016	3,353	$7.03	4.4	$10,888
Exercisable at June 30, 2016	3,134	$7.08	4.2	$10,311

Restricted stock unit awards

We grant time-based restricted stock units (“RSUs”) to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel generally vest over a three-year period subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one-year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s revenue growth and, for awards granted during the six months ended June 30, 2016, EBITDA growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

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

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,819	$6.39
Granted	3,070	$6.26
Vested	(664)	$6.97
Canceled/forfeited	(102)	$6.97
Non-vested at June 30, 2016	4,123	$6.45

During the six months ended June 30, 2016, 663,483 shares of RSUs vested. The Company issued 446,677 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

10. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(7,266)	$(5,937)	$(17,250)	$(13,819)
Denominator:
Weighted average common stock, basic and diluted	37,944	36,724	37,749	36,558
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.16)	$(0.46)	$(0.38)

For the three and six months ended June 30, 2016 and 2015, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the six months ended June 30, 2016. As of June 30, 2016, the remaining approved amount for repurchases was approximately $5,180.

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

Our wireless networks include DAS, femto-cell, and Wi-Fi networks that we manage and operate ourselves, which we refer to as our “managed and operated” locations, as well as Wi-Fi networks managed and operated by third-parties with whom we contract for access, which we refer to as our “roaming” networks. Our managed and operated locations are typically located in large venues with big audiences, such as airports, stadiums, arenas, military bases, universities, big box retailers, convention centers, and office buildings. We install wireless network infrastructure in these locations, which generally have exclusive multi-year agreements, and then monetize these networks in a number of ways. Our roaming networks comprise more than 1.5 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also sell advertising on other Wi-Fi networks that are not part of our network on behalf of the network owner.

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

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or femto-cell networks at locations where we manage and operate the wireless network. For the three months ended June 30, 2016, DAS revenue accounted for approximately 36% of our revenue.

Military revenue, which is driven by military personnel who purchase broadband and Internet Protocol television (“IPTV”) services on military bases served by Boingo accounted for approximately 25% of our total revenue for the three months ended June 30, 2016. As of June 30, 2016, our military subscriber base was approximately 79,000 an increase of approximately 98% over the prior year. Retail revenue, which is driven by consumers who purchase one-time Wi-Fi access or a recurring monthly subscription plan, accounted for approximately 17% of our total revenue for the three months ended June 30, 2016. As of June 30, 2016, our retail subscriber base was approximately 184,000 a decrease of approximately 18% over the prior year.

Our wholesale customers pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other companies who provide Boingo as a value-added service for their customers. For the three months ended June 30, 2016, wholesale Wi-Fi revenue accounted for approximately 13% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access, promotional programs and online display advertising. For the three months ended June 30, 2016, advertising and other revenue accounted for approximately 9% of our revenue.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$39,075	$34,277	$73,574	$63,669
Costs and operating expenses:
Network access	16,915	16,011	31,593	29,634
Network operations	10,418	7,902	20,868	15,941
Development and technology	5,267	4,786	10,620	8,977
Selling and marketing	4,882	4,781	9,550	9,197
General and administrative	7,700	5,689	15,852	11,522
Amortization of intangible assets	862	873	1,727	1,766
Total costs and operating expenses	46,044	40,042	90,210	77,037
Loss from operations	(6,969)	(5,765)	(16,636)	(13,368)
Interest and other (expense) income, net	(152)	19	(182)	(1)
Loss before income taxes	(7,121)	(5,746)	(16,818)	(13,369)
Income tax expense	124	82	362	286
Net loss	(7,245)	(5,828)	(17,180)	(13,655)
Net income attributable to non-controlling interests	21	109	70	164
Net loss attributable to common stockholders	$(7,266)	$(5,937)	$(17,250)	$(13,819)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Network access	$6,205	$6,155	$11,462	$10,987
Network operations	3,255	1,843	6,450	3,829
Development and technology	1,689	1,336	3,291	2,510
General and administrative	251	478	505	540
Total(1)	$11,400	$9,812	$21,708	$17,866

(1)         The $1.6 million and $3.8 million increase in depreciation and amortization of property and equipment for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2015 and 2016.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Network operations	$531	$412	$1,177	$759
Development and technology	251	129	563	227
Selling and marketing	458	642	1,007	1,169
General and administrative	1,839	916	3,937	1,779
Total(2)	$3,079	$2,099	$6,684	$3,934

(2)         The $1.0 million and $2.8 million increase in stock-based compensation expense for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, is due primarily to additional stock-based compensation expense related to the RSUs granted in 2015 and 2016. Further, in 2016, our Compensation Committee determined to adjust its practice of making annual long-term equity grants and instead adopted a compensation cycle whereby it granted equity awards to our Chief Executive Officer and Chief Financial Officer covering the number of shares it might otherwise have granted in 2016 through 2018, with “cliff” vesting dates in 2019. These grants were made to focus our Chief Executive Officer and Chief Financial Officer on the Company’s overall long-term corporate and strategic goals, eliminate intervening quarterly vesting dates that force them to sell shares in the market to cover taxes triggered upon vesting, and strengthen the Company’s ability to retain our senior management team over the next three years. As a result of these larger-than-usual RSU grants, the Compensation Committee does not intend to grant additional equity awards to our Chief Executive Officer and Chief Financial Officer until 2019. During the three and six months ended June 30, 2016, we capitalized $0.2 million and $0.4 million, respectively, of stock-based compensation expense. We capitalized a similar amount of stock-based compensation expense during the three and six months ended June 30, 2015.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	43.3	46.7	42.9	46.5
Network operations	26.7	23.1	28.4	25.0
Development and technology	13.5	14.0	14.4	14.1
Selling and marketing	12.5	13.9	13.0	14.4
General and administrative	19.7	16.6	21.5	18.1
Amortization of intangible assets	2.2	2.5	2.3	2.8
Total costs and operating expenses	117.8	116.8	122.6	121.0
Loss from operations	(17.8)	(16.8)	(22.6)	(21.0)
Interest and other (expense) income, net	(0.4)	(0.1)	(0.2)	0.0
Loss before income taxes	(18.2)	(16.8)	(22.9)	(21.0)
Income tax expense	0.3	0.2	0.5	0.4
Net loss	(18.5)	(17.0)	(23.4)	(21.4)
Net income attributable to non-controlling interests	0.1	0.3	0.1	0.3
Net loss attributable to common stockholders	(18.6)%	(17.3)%	(23.4)%	(21.7)%

Three Months ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$13,892	$12,125	$1,767	14.6%
Military	9,734	4,232	5,502	130.0%
Retail	6,567	8,145	(1,578)	(19.4)%
Wholesale—Wi-Fi	5,206	5,472	(266)	(4.9)%
Advertising and other	3,676	4,303	(627)	(14.6)%
Total revenue	$39,075	$34,277	$4,798	14.0%

Key business metrics:
DAS nodes	13.5	9.5	4.0	42.1%
Subscribers—military	79	40	39	97.5%
Subscribers—retail	184	225	(41)	(18.2)%
Connects	31,899	25,806	6,093	23.6%

DAS.  DAS revenue increased $1.8 million, or 14.6%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a $1.2 million increase from new build-out projects in our managed and operated locations and a $0.6 million increase in access fees from our telecom operators.

Military.  Military retail revenue increased $5.5 million, or 130.0%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a $4.3 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 10.7% increase in the average monthly revenue per military subscriber in 2016 compared to 2015, and a $1.2 million increase in military single-use revenue.

Retail.  Retail revenue decreased $1.6 million, or 19.4%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a $1.4 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers and a 1.7% decrease in the average monthly revenue per retail subscriber, and a $0.2 million decrease in retail single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue decreased $0.3 million, or 4.9% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a $0.2 million decrease in partner usage based fees.

Advertising and other.  Advertising and other revenue decreased $0.6 million, or 14.6%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 primarily due to a $0.7 million decrease in advertising sales at our managed and operated locations.

Costs and Operating Expenses

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$16,915	$16,011	$904	5.6%
Network operations	10,418	7,902	2,516	31.8%
Development and technology	5,267	4,786	481	10.1%
Selling and marketing	4,882	4,781	101	2.1%
General and administrative	7,700	5,689	2,011	35.3%
Amortization of intangible assets	862	873	(11)	(1.3)%
Total costs and operating expenses	$46,044	$40,042	$6,002	15.0%

Network access. Network access costs increased $0.9 million, or 5.6%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase is primarily due to a $0.7 million increase in revenue share paid to venues in our managed and operated locations and a $0.3 million increase in bandwidth and other direct costs.

Network operations. Network operations expenses increased $2.5 million, or 31.8%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a $1.4 million increase in depreciation expense, a $0.6 million increase in personnel related expenses resulting primarily from increased headcount, and a $0.3 million increase in consulting expenses.

Development and technology. Development and technology expenses increased $0.5 million, or 10.1%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a $0.4 million increase in depreciation expense.

Selling and marketing. Selling and marketing expenses remained relatively consistent for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

General and administrative.  General and administrative expenses increased $2.0 million, or 35.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a $1.3 million increase personnel related expenses, which is inclusive of a $0.9 million increase in stock-based compensation, resulting from increased headcount and the change in the structure and grant cycle of the RSUs granted to our Chief Executive Officer and Chief Financial Officer in 2016, and a $1.0 million increase in professional fees. The increases were partially offset by a $0.3 million decrease in consulting expenses. General and administrative expenses includes $0.9 million expended on our contested proxy election for the 2016 annual meeting of stockholders.

Amortization of intangible assets.  Amortization of intangible assets expense remained essentially unchanged for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, increased $0.2 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to interest expense incurred. During the three months ended June 30, 2016 and 2015, we incurred and capitalized $0.2 million, respectively, of amortization and interest expense.

Income Tax Expense

We had income tax expense of $0.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Our effective tax rate remained relatively consistent for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Non-controlling Interests

Non-controlling interests remained relatively consistent for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended June 30, 2016 increased as compared to the three months ended June 30, 2015, primarily as a result of the $6.0 million increase in costs and operating expenses, which was partially offset by the $4.8 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Six Months ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$24,998	$21,721	$3,277	15.1%
Military	18,832	7,746	11,086	143.1%
Retail	13,481	16,854	(3,373)	(20.0)%
Wholesale—Wi-Fi	10,143	9,642	501	5.2%
Advertising and other	6,120	7,706	(1,586)	(20.6)%
Total revenue	$73,574	$63,669	$9,905	15.6%

Key business metrics:
DAS nodes	13.5	9.5	4.0	42.1%
Subscribers—military	79	40	39	97.5%
Subscribers—retail	184	225	(41)	(18.2)%
Connects	62,252	48,624	13,628	28.0%

DAS.  DAS revenue increased $3.3 million, or 15.1%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to a $2.3 million increase from new build-out projects in our managed and operated locations and a $1.0 million increase in access fees from our telecom operators.

Military.  Military retail revenue increased $11.1 million, or 143.1%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to an $8.4 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 6.3% increase in the average monthly revenue per military subscriber in 2016 compared to 2015, and a $2.7 million increase in military single-use revenue.

Retail.  Retail revenue decreased $3.4 million, or 20.0%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to a $2.8 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers and a 2.5% decrease in the average monthly revenue per retail subscriber, and a $0.6 million decrease in retail single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $0.5 million, or 5.2% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to a $0.7 million increase in partner usage based fees, which was partially offset by a $0.2 million decrease in wholesale service provider revenues.

Advertising and other.  Advertising and other revenue decreased $1.6 million, or 20.6%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 primarily due to a $1.7 million decrease in advertising sales at our managed and operated locations.

Costs and Operating Expenses

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$31,593	$29,634	$1,959	6.6%
Network operations	20,868	15,941	4,927	30.9%
Development and technology	10,620	8,977	1,643	18.3%
Selling and marketing	9,550	9,197	353	3.8%
General and administrative	15,852	11,522	4,330	37.6%
Amortization of intangible assets	1,727	1,766	(39)	(2.2)%
Total costs and operating expenses	$90,210	$77,037	$13,173	17.1%

Network access. Network access costs increased $2.0 million, or 6.6%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase is primarily due to a $1.0 million increase in revenue share paid to venues in our managed and operated locations, a $1.0 million increase in bandwidth and other direct costs, and a $0.5 million increase in depreciation expense. The increases were partially offset by a $0.5 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $4.9 million, or 30.9%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to a $2.6 million increase in depreciation expense, a $1.4 million increase in personnel related expenses resulting primarily from increased headcount, a $0.7 million increase in consulting expenses, and a $0.2 million increase in expenses for our call center.

Development and technology. Development and technology expenses increased $1.6 million, or 18.3%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to a $0.8 million increase in depreciation expense, a $0.4 million increase in personnel related expenses, a $0.2 million increase in consulting expenses, and a $0.2 million increase in hardware and software maintenance expenses.

Selling and marketing. Selling and marketing expenses increased $0.4 million, or 3.8%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a $0.3 million increase in personnel related expenses resulting from increased headcount.

General and administrative.  General and administrative expenses increased $4.3 million, or 37.6%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a $3.0 million increase personnel related expenses, which is inclusive of a $2.2 million increase in stock-based compensation, resulting from increased headcount and the change in the structure and grant cycle of the RSUs granted to our Chief Executive Officer and Chief Financial Officer in 2016, and a $1.5 million increase in professional fees. General and administrative expenses includes $1.4 million expended on our contested proxy election for the 2016 annual meeting of stockholders.

Amortization of intangible assets.  Amortization of intangible assets expense remained essentially unchanged for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Interest and Other Expense, Net

Interest and other expense, net, increased $0.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to interest expense incurred. During the six months ended June 30, 2016 and 2015, we incurred and capitalized $0.5 million and $0.2 million, respectively, of interest expense.

Income Tax Expense

We had income tax expense of $0.4 million and $0.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Our effective tax rate remained relatively consistent for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Non-controlling Interests

Non-controlling interests remained relatively consistent for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Net Loss Attributable to Common Stockholders

Our net loss for the six months ended June 30, 2016 increased as compared to the six months ended June 30, 2015, primarily as a result of the $13.2 million increase in costs and operating expenses, which was partially offset by the $9.9 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax expense, interest and other expense (income), net, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                       Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States (“GAAP”) financial measures to supplement their GAAP results; and

•                       it is useful to exclude (i) non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards and (ii) charges related to our contested proxy election for the 2016 annual meeting of stockholders because they represent non-recurring charges and are not indicative of the underlying performance of our business operations.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)

Net loss attributable to common stockholders	$(7,266)	$(5,937)	$(17,250)	$(13,819)
Depreciation and amortization of property and equipment	11,400	9,812	21,708	17,866
Stock-based compensation expense	3,079	2,099	6,684	3,934
Amortization of intangible assets	862	873	1,727	1,766
Income tax expense	124	82	362	286
Interest and other expense (income), net	152	(19)	182	1
Non-controlling interests	21	109	70	164
Contested proxy election expense	902	—	1,440	—
Adjusted EBITDA	$9,274	$7,019	$14,923	$10,198

Adjusted EBITDA was $9.3 million for the three months ended June 30, 2016, an increase of 32.1% from $7.0 million recorded in the three months ended June 30, 2015. As a percent of revenue, Adjusted EBITDA was 23.7% for the three months ended June 30, 2016, up from 20.5% of revenue for the three months ended June 30, 2015. The Adjusted EBITDA increase was due primarily to the $1.6 million increase in depreciation and amortization expense and $1.0 million increase in stock-based compensation expenses. The increases were partially offset by the $1.3 million increase in our net loss attributable to common stockholders for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Our net loss attributable to common stockholders includes $0.9 million expended on our contested proxy election for the 2016 annual meeting of stockholders during the three months ended June 30, 2016, which have been excluded from Adjusted EBITDA.

Adjusted EBITDA was $14.9 million for the six months ended June 30, 2016, an increase of 46.3% from $10.2 million recorded in the six months ended June 30, 2015. As a percent of revenue, Adjusted EBITDA was 20.3% for the six months ended June 30, 2016, up from 16.0% of revenue for the six months ended June 30, 2015. The Adjusted EBITDA increase was due primarily to the $3.8 million increase in depreciation and amortization expense and the $2.8 million increase in stock-based compensation expenses. The increases were partially offset by the $3.4 million increase in our net loss attributable to common stockholders for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Our net loss attributable to common stockholders includes $1.4 million expended on our contested proxy election for the 2016 annual meeting of stockholders during the six months ended June 30, 2016, which have been excluded from Adjusted EBITDA.

Our Adjusted EBITDA for the three months ended March 31, 2016 as presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 9, 2016 included $0.5 million expended on our contested proxy election for the 2016 annual meeting of stockholders as the amount expended as of March 31, 2016 was not considered material. The below recasts our Adjusted EBITDA for the three months ended March 31, 2016 to exclude such charges from Adjusted EBITDA:

	Three Months Ended March 31, 2016
	Original	Adjustments	As Revised
	(unaudited)
	(in thousands)

Net loss attributable to common stockholders	$(9,984)	$—	$(9,984)
Depreciation and amortization of property and equipment	10,308	—	10,308
Stock-based compensation expense	3,605	—	3,605
Amortization of intangible assets	865	—	865
Income tax expense	238	—	238
Interest and other expense (income), net	30	—	30
Non-controlling interests	49	—	49
Contested proxy election expense	—	538	538
Adjusted EBITDA	$5,111	$538	$5,649

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of June 30, 2016 consisted of $9.3 million of cash and cash equivalents and $49.8 million available for borrowing under our credit facility, $3.4 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the six months ended June 30, 2016 were $64.3 million, of which $47.4 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended, with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $69.8 million, which was increased from $46.5 million in February 2016, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of June 30, 2016, $2.2 million was outstanding under the Term Loan and $20.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. Interest rates for our Credit Facility for the six months ended June 30, 2016 ranged from 3.0% to 3.6%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of June 30, 2016 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of June 30, 2016 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

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

We believe that our existing cash and cash equivalents, working capital, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2016 will range from $18.1 million to $23.1 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2016 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government and upgrading our Wi-Fi networks at our managed and operated venues. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the six months ended June 30:

	2016	2015
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$55,667	$34,837
Net cash used in investing activities	(64,257)	(31,684)
Net cash provided by financing activities	3,139	8,531

Net Cash Provided by Operating Activities

For the six months ended June 30, 2016, we generated $55.7 million of net cash from operating activities, an increase of $20.8 million from the prior year comparative period. The increase is primarily due to a $17.8 million change in our operating assets and liabilities, a $3.8 million increase in depreciation and amortization expense, and a $2.8 million increase in stock-based compensation expenses. The increases were partially offset by the $3.5 million increase in our net loss.

Net Cash Used in Investing Activities

For the six months ended June 30, 2016, we used $64.3 million in investing activities, an increase of $32.6 million from the prior year comparative period. This increase is due to a $31.0 million increase in purchases of property and equipment and a $1.6 million decrease in cash provided by net proceeds from sales of marketable securities.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2016, we received $3.1 million of cash from financing activities, a decrease of $5.4 million from the prior year comparative period. This decrease is primarily due to a $5.0 million decrease in net proceeds from our Credit Facility and a $1.1 million increase in cash paid for capital leases and notes payable. The decreases were partially offset by a $0.8 million increase in proceeds from exercise of stock options and a $0.2 million decrease in payments to our non-controlling interests.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of June 30, 2016:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$39,394	$8,766	$12,537	$7,937	$10,154
Operating leases for office space(2)	31,782	3,088	6,150	6,144	16,400
Open purchase commitments(3)	16,621	16,621	—	—	—
Credit Facility(4)	22,188	875	21,313	—	—
Capital leases for equipment and software(5)	3,932	1,751	2,181	—	—
Unrecognized tax benefits(6)	229	229	—	—	—
Notes payable(7)	1,969	666	1,303	—	—
Total	$116,115	$31,996	$43,484	$14,081	$26,554

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of June 30, 2016 as we have not received the related goods or services.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of June 30, 2016 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended June 30, 2016 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2016, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.4	Amended and Restated Bylaws.	8-K	12/29/2015	3.1

10.1	Cooperation Agreement, dated June 1, 2016, by and among Boingo Wireless, Inc., each of Ides Capital Management LP, Ides Capital Opportunities Fund, LP, Ides Capital Advisors LLC, Ides Capital Partners LP, Ides Capital GP LLC, Dianne McKeever, Robert Longnecker, and each of Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, Bradley S. Vizi and Raymond White.	8-K	06/01/2016	10.1

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: August 8, 2016	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: August 8, 2016	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)