Form 10-Q
period 2016-09-30
BOINGO WIRELESS INC
filed 2016-11-07
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 38,278,929 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,200	$14,718
Accounts receivable, net	44,124	43,552
Prepaid expenses and other current assets	5,375	3,876
Total current assets	62,699	62,146
Property and equipment, net	250,311	214,500
Goodwill	42,403	42,403
Intangible assets, net	13,445	16,055
Other assets	7,335	5,908
Total assets	$376,193	$341,012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,801	$29,376
Accrued expenses and other liabilities	29,287	36,328
Deferred revenue	49,199	25,759
Current portion of long-term debt	875	875
Current portion of capital leases	2,108	1,610
Total current liabilities	99,270	93,948
Deferred revenue, net of current portion	147,525	106,825
Long-term debt	16,094	16,750
Long-term portion of capital leases	2,710	2,217
Deferred tax liabilities	3,289	2,965
Other liabilities	8,010	6,272
Total liabilities	276,898	228,977

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 38,272 and 37,325 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	207,818	197,612
Accumulated deficit	(108,229)	(85,176)
Accumulated other comprehensive loss	(868)	(1,160)
Total common stockholders’ equity	98,725	111,280
Non-controlling interests	570	755
Total stockholders’ equity	99,295	112,035
Total liabilities and stockholders’ equity	$376,193	$341,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$40,796	$37,186	$114,370	$100,855
Costs and operating expenses:
Network access	17,982	17,517	49,575	47,151
Network operations	10,698	8,219	31,566	24,160
Development and technology	5,394	5,001	16,014	13,978
Selling and marketing	4,553	4,793	14,103	13,990
General and administrative	6,701	5,472	22,553	16,994
Amortization of intangible assets	855	943	2,582	2,709
Total costs and operating expenses	46,183	41,945	136,393	118,982
Loss from operations	(5,387)	(4,759)	(22,023)	(18,127)
Interest and other expense, net	(117)	(49)	(299)	(50)
Loss before income taxes	(5,504)	(4,808)	(22,322)	(18,177)
Income tax expense	95	115	457	401
Net loss	(5,599)	(4,923)	(22,779)	(18,578)
Net income (loss) attributable to non-controlling interests	110	(104)	180	60
Net loss attributable to common stockholders	$(5,709)	$(4,819)	$(22,959)	$(18,638)

Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.13)	$(0.61)	$(0.51)
Diluted	$(0.15)	$(0.13)	$(0.61)	$(0.51)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	38,189	37,041	37,897	36,722
Diluted	38,189	37,041	37,897	36,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(5,599)	$(4,923)	$(22,779)	$(18,578)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(11)	(371)	213	(666)
Comprehensive loss	(5,610)	(5,294)	(22,566)	(19,244)
Comprehensive income (loss) attributable to non-controlling interest	113	(28)	101	181
Comprehensive loss attributable to common stockholders	$(5,723)	$(5,266)	$(22,667)	$(19,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2015	37,325	$4	$197,612	$(85,176)	$(1,160)	$755	$112,035
Issuance of common stock under stock incentive plans	947	—	1,981	—	—	—	1,981
Shares withheld for taxes	—	—	(2,112)	—	—	—	(2,112)
Stock-based compensation expense	—	—	10,243	—	—	—	10,243
Non-controlling interest distributions	—	—	—	—	—	(286)	(286)
Cumulative effect of a change in accounting principle	—	—	94	(94)	—	—	—
Net loss	—	—	—	(22,959)	—	180	(22,779)
Other comprehensive income (loss)	—	—	—	—	292	(79)	213
Balance at September 30, 2016	38,272	$4	$207,818	$(108,229)	$(868)	$570	$99,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(22,779)	$(18,578)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34,801	27,899
Amortization of intangible assets	2,582	2,709
Impairment loss	49	191
Stock-based compensation	9,690	6,190
Change in fair value of contingent consideration	—	(114)
Change in deferred income taxes	324	285
Changes in operating assets and liabilities:
Accounts receivable	(509)	(22,548)
Prepaid expenses and other assets	(2,182)	(2,810)
Accounts payable	3,464	2,422
Accrued expenses and other liabilities	4,018	5,039
Deferred revenue	64,140	49,165
Net cash provided by operating activities	93,598	49,850
Cash flows from investing activities
Purchases of property and equipment	(92,045)	(63,429)
Proceeds from sales of marketable securities	—	1,614
Net cash used in investing activities	(92,045)	(61,815)
Cash flows from financing activities
Proceeds from credit facility	5,000	20,000
Principal payments on debt	(5,656)	(5,438)
Proceeds from exercise of stock options	1,981	1,247
Debt issuance costs	(124)	—
Payments of capital leases and notes payable	(1,889)	(427)
Payment of other acquisition related consideration	—	(17)
Payments of withholding tax on net issuance of restricted stock units	(2,112)	(1,984)
Purchase of non-controlling interests	—	(1,150)
Payments to non-controlling interests	(286)	(500)
Net cash (used in) provided by financing activities	(3,086)	11,731
Effect of exchange rates on cash	15	(59)
Net decrease in cash and cash equivalents	(1,518)	(293)
Cash and cash equivalents at beginning of period	14,718	8,849
Cash and cash equivalents at end of period	$13,200	$8,556
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$19,367	$54,079
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$4,560	$3,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we”, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables, internet of things (“IoT”) and other wireless-enabled devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems (“DAS”) or femto-cells, which are cellular extension networks, Wi-Fi roaming, value-added services, private label Wi-Fi and location based services. Retail products include broadband and TV services for troops living in Army, Air Force and Marines bases and Wi-Fi subscriptions and day passes that provide access to more than one and a half million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as Internet savvy consumers on the go and troops stationed at military bases.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in our annual report on Form 10-K filed with the SEC on March 11, 2016. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015, and our financial position as of September 30, 2016. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

All significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable. The following is a summary of our revenue by primary revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
DAS	$15,959	$13,142	$40,957	$34,863
Military	10,137	5,257	28,969	13,003
Retail	6,619	7,754	20,100	24,608
Wholesale—Wi-Fi	5,888	5,454	16,031	15,096
Advertising and other	2,193	5,579	8,313	13,285
Total revenue	$40,796	$37,186	$114,370	$100,855

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Company had $(868) and $(1,160), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of September 30, 2016 and December 31, 2015 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximates fair value due to the short duration and nature of these financial instruments.

Recent accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which adds or clarifies guidance to reduce diversity in how certain transactions are classified in the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The standard requires application using a retrospective transition method. We do not expect that this standard will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The FASB has subsequently issued several updates and proposals to clarify guidance to be applied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic (606): Deferral of the Effective Date, to defer the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in the new revenue standard. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of Topic 606. The standard, as amended, will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the new standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have selected January 1, 2018 as our effective date but we have not yet selected a transition method. We are currently evaluating the expected impact of this new standard, including proposed amendments, on our reporting of revenue contracts in our consolidated financial statements and related disclosures.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	September 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$10,963	$12,488
Money market accounts	2,237	2,230
Total cash and cash equivalents	$13,200	$14,718

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	September 30, 2016	December 31, 2015
Leasehold improvements	$345,249	$243,743
Construction in progress	19,460	57,692
Software	31,376	24,349
Computer equipment	10,757	10,366
Furniture, fixtures and office equipment	1,750	1,738
Total property and equipment	408,592	337,888
Less: accumulated depreciation and amortization	(158,281)	(123,388)
Total property and equipment, net	$250,311	$214,500

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Network access	$7,227	$6,277	$18,689	$17,264
Network operations	3,733	2,087	10,183	5,916
Development and technology	1,881	1,377	5,172	3,887
General and administrative	252	292	757	832
Total depreciation and amortization of property and equipment	$13,093	$10,033	$34,801	$27,899

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Accrued construction in progress	$10,669	$21,696
Accrued customer liabilities	4,709	1,603
Revenue share	4,135	4,560
Salaries and wages	2,494	3,074
Accrued taxes	1,624	916
Accrued professional fees	1,113	651
Accrued partner network	934	969
Deferred rent	338	22
Other	3,271	2,837
Total accrued expenses and other liabilities	$29,287	$36,328

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

Income tax expense of $95 and $115 reflects an effective tax rate of 1.8% and 2.4% for the three months ended September 30, 2016 and 2015, respectively. Income tax expense of $457 and $401 reflects an effective tax rate of 2.1% and 2.2% for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and nine months ended September 30, 2016 and 2015. The adoption of ASU 2016-09 did not have any impact on our income tax expense for the three and nine months ended September 30, 2016 due to our valuation allowance. As of September 30, 2016 and December 31, 2015, we had $376 and $363 of uncertain tax positions, respectively, $84 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of September 30, 2016 and December 31, 2015, we have accrued $63 and $50 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our condensed consolidated statements of operations, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at September 30, 2016 was $229.

We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2013 and forward are subject to examination by the IRS and our tax years 2011 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

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

As of September 30, 2016 and December 31, 2015, $15,000 and $15,000, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within long-term debt in our condensed consolidated balance sheet as of September 30, 2016 as we do not expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of September 30, 2016 and December 31, 2015, $1,969 and $2,625, respectively, was outstanding under the Term Loan at a rate of 3.1%. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
October 1, 2016 — December 31, 2016	$219
January 1, 2017 — December 31, 2017	875
January 1, 2018 — December 31, 2018	875
$1,969

We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of September 30, 2016.

The Company incurred $124 of additional debt issuance costs in February 2016. Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016. Amortization and interest expense capitalized during the three and nine months ended September 30, 2016 amounted to $227 and $710, respectively. Amortization and interest expense expensed during the three and nine months ended September 30, 2016 amounted to $86 and $182, respectively. Amortization and interest expense capitalized during the three and nine months ended September 30, 2015 amounted to $190 and $436, respectively. Interest rates for our Credit Facility for the nine months ended September 30, 2016 ranged from 3.0% to 3.6%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
October 1, 2016 — December 31, 2016	$60
January 1, 2017 — December 31, 2017	241
January 1, 2018 — December 31, 2018	215
$516

As of September 30, 2016 and December 31, 2015, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for the current portion of long-term debt, long-term debt, current portion of capital leases, long-term portion of capital leases, and notes payable approximate fair value (Level 2) based on the variable nature of the interest rates and lack of significant change to our credit risk.

8. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of September 30, 2016, we have Letters of Credit totaling $3,840 that are scheduled to expire or renew over the next year. There have been no drafts drawn under these Letters of Credit as of September 30, 2016.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We believe this claim to be without merit and plan to defend against such claim. As of September 30, 2016, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

9. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock and (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature will be terminated after January 2018, so that no additional automatic annual share increases will occur thereafter. As of September 30, 2016, 12,004,534 shares of common stock are reserved for issuance.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Network operations	$483	$336	$1,660	$1,095
Development and technology	267	319	830	546
Selling and marketing	424	600	1,431	1,769
General and administrative	1,832	1,001	5,769	2,780
Total stock-based compensation	$3,006	$2,256	$9,690	$6,190

During the three and nine months ended September 30, 2016, we capitalized $182 and $553, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2015, we capitalized $177 and $602, respectively, of stock-based compensation expense.

Stock option awards

We grant stock option awards to both employees and non-employee directors. The grant date for these awards is the same as the measurement date. The stock option awards generally vest over a four-year service period with 25% vesting when the individual completes 12 months of continuous service and the remaining 75% vesting monthly thereafter. These awards are valued as of the measurement date and the stock-based compensation expense, net of actual forfeitures, is recognized on a straight-line basis over the requisite service period.

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,748	$6.89	5.0	$6,611
Exercised	(365)	$5.43
Canceled/forfeited	(56)	$7.37
Outstanding at September 30, 2016	3,327	$7.04	4.2	$13,878
Vested, exercisable and expected to vest at September 30, 2016	3,318	$7.04	4.1	$13,858
Exercisable at September 30, 2016	3,156	$7.08	4.0	$13,206

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

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s revenue growth and, for awards granted during the nine months ended September 30, 2016, EBITDA growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

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

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,819	$6.39
Granted	3,119	$6.31
Vested	(866)	$6.89
Canceled/forfeited	(124)	$7.04
Non-vested at September 30, 2016	3,948	$6.47

During the nine months ended September 30, 2016, 866,450 shares of RSUs vested. The Company issued 581,916 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

10. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(5,709)	$(4,819)	$(22,959)	$(18,638)
Denominator:
Weighted average common stock, basic and diluted	38,189	37,041	37,897	36,722
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.13)	$(0.61)	$(0.51)

For the three and nine months ended September 30, 2016 and 2015, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the nine months ended September 30, 2016. As of September 30, 2016, the remaining approved amount for repurchases was approximately $5,180.

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

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or femto-cell networks at locations where we manage and operate the wireless network. For the three months ended September 30, 2016, DAS revenue accounted for approximately 39% of our revenue.

Military revenue, which is driven by military personnel who purchase broadband and Internet Protocol television (“IPTV”) services on military bases served by Boingo accounted for approximately 25% of our total revenue for the three months ended September 30, 2016. As of September 30, 2016, our military subscribers amounted to approximately 86,000 an increase of approximately 87% over the prior year. Retail revenue, which is driven by consumers who purchase one-time Wi-Fi access or a recurring monthly subscription plan, accounted for approximately 16% of our total revenue for the three months ended September 30, 2016. As of September 30, 2016, our retail subscribers amounted to approximately 185,000 a decrease of approximately 13% over the prior year.

Our wholesale customers pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other companies who provide Boingo as a value-added service for their customers. For the three months ended September 30, 2016, wholesale Wi-Fi revenue accounted for approximately 15% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access, promotional programs and online display advertising. For the three months ended September 30, 2016, advertising and other revenue accounted for approximately 5% of our revenue.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$40,796	$37,186	$114,370	$100,855
Costs and operating expenses:
Network access	17,982	17,517	49,575	47,151
Network operations	10,698	8,219	31,566	24,160
Development and technology	5,394	5,001	16,014	13,978
Selling and marketing	4,553	4,793	14,103	13,990
General and administrative	6,701	5,472	22,553	16,994
Amortization of intangible assets	855	943	2,582	2,709
Total costs and operating expenses	46,183	41,945	136,393	118,982
Loss from operations	(5,387)	(4,759)	(22,023)	(18,127)
Interest and other expense, net	(117)	(49)	(299)	(50)
Loss before income taxes	(5,504)	(4,808)	(22,322)	(18,177)
Income tax expense	95	115	457	401
Net loss	(5,599)	(4,923)	(22,779)	(18,578)
Net income (loss) attributable to non-controlling interests	110	(104)	180	60
Net loss attributable to common stockholders	$(5,709)	$(4,819)	$(22,959)	$(18,638)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Network access	$7,227	$6,277	$18,689	$17,264
Network operations	3,733	2,087	10,183	5,916
Development and technology	1,881	1,377	5,172	3,887
General and administrative	252	292	757	832
Total(1)	$13,093	$10,033	$34,801	$27,899

(1)         The $3.1 million and $6.9 million increase in depreciation and amortization of property and equipment for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2015 and 2016.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Network operations	$483	$336	$1,660	$1,095
Development and technology	267	319	830	546
Selling and marketing	424	600	1,431	1,769
General and administrative	1,832	1,001	5,769	2,780
Total(2)	$3,006	$2,256	$9,690	$6,190

(2)         The $0.8 million and $3.5 million increase in stock-based compensation expense for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, is due primarily to additional stock-based compensation expense related to the RSUs granted in 2015 and 2016. Further, in 2016, our Compensation Committee determined to adjust its practice of making annual long-term equity grants and instead adopted a compensation cycle whereby it granted equity awards to our Chief Executive Officer and Chief Financial Officer covering the number of shares it might otherwise have granted in 2016 through 2018, with “cliff” vesting dates in 2019. These grants were made to focus our Chief Executive Officer and Chief Financial Officer on the Company’s overall long-term corporate and strategic goals, eliminate intervening quarterly vesting dates that force them to sell shares in the market to cover taxes triggered upon vesting, and strengthen the Company’s ability to retain our senior management team over the next three years. As a result of these larger-than-usual RSU grants, the Compensation Committee does not intend to grant additional equity awards to our Chief Executive Officer and Chief Financial Officer until 2019. During the three and nine months ended September 30, 2016, we capitalized $0.2 million and $0.6 million, respectively, of stock-based compensation expense. We capitalized a similar amount of stock-based compensation expense during the three and nine months ended September 30, 2015.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	44.1	47.1	43.3	46.8
Network operations	26.2	22.1	27.6	24.0
Development and technology	13.2	13.4	14.0	13.9
Selling and marketing	11.2	12.9	12.3	13.9
General and administrative	16.4	14.7	19.7	16.8
Amortization of intangible assets	2.1	2.5	2.3	2.7
Total costs and operating expenses	113.2	112.8	119.3	118.0
Loss from operations	(13.2)	(12.8)	(19.3)	(18.0)
Interest and other expense, net	(0.3)	(0.1)	(0.3)	0.0
Loss before income taxes	(13.5)	(12.9)	(19.5)	(18.0)
Income tax expense	0.2	0.3	0.4	0.4
Net loss	(13.7)	(13.2)	(19.9)	(18.4)
Net income (loss) attributable to non-controlling interests	0.3	(0.3)	0.2	0.1
Net loss attributable to common stockholders	(14.0)%	(13.0)%	(20.1)%	(18.5)%

Three Months ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$15,959	$13,142	$2,817	21.4%
Military	10,137	5,257	4,880	92.8%
Retail	6,619	7,754	(1,135)	(14.6)%
Wholesale—Wi-Fi	5,888	5,454	434	8.0%
Advertising and other	2,193	5,579	(3,386)	(60.7)%
Total revenue	$40,796	$37,186	$3,610	9.7%

Key business metrics:
DAS nodes	17.7	10.3	7.4	71.8%
Subscribers—military	86	46	40	87.0%
Subscribers—retail	185	212	(27)	(12.7)%
Connects	40,263	27,792	12,471	44.9%

DAS.  DAS revenue increased $2.8 million, or 21.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to a $2.3 million increase from new build-out projects in our managed and operated locations and a $0.5 million increase in access fees from our telecom operators. DAS build-out revenues for the three months ended September 30, 2016 and 2015 include $0.5 million and $0.9 million, respectively, of short-term build projects that include sales of equipment that were completed during those periods. DAS access fees for the three months ended September 30, 2015 include $0.4 million of one-time fees that were paid for early termination rights.

Military.  Military retail revenue increased $4.9 million, or 92.8%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to a $4.2 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 10.6% increase in the average monthly revenue per military subscriber in 2016 compared to 2015, and a $0.7 million increase in military single-use revenue.

Retail.  Retail revenue decreased $1.1 million, or 14.6%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to a $0.9 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers, and a $0.2 million decrease in retail single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $0.4 million, or 8.0% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a $0.6 million increase in partner usage based fees, which was partially offset by a $0.2 million decrease in our wholesale service provider revenues.

Advertising and other.  Advertising and other revenue decreased $3.4 million, or 60.7%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 primarily due to a $3.6 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$17,982	$17,517	$465	2.7%
Network operations	10,698	8,219	2,479	30.2%
Development and technology	5,394	5,001	393	7.9%
Selling and marketing	4,553	4,793	(240)	(5.0)%
General and administrative	6,701	5,472	1,229	22.5%
Amortization of intangible assets	855	943	(88)	(9.3)%
Total costs and operating expenses	$46,183	$41,945	$4,238	10.1%

Network access. Network access costs increased $0.5 million, or 2.7%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase is primarily due to a $1.0 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects, a $0.3 million increase in bandwidth and other direct costs, and $0.2 million increase in revenue share paid to venues in our managed and operated locations. The increases were partially offset by a $0.9 million decrease in other costs of revenue and a $0.1 million decrease from customer usage at partner venues. Other costs of revenue for the three months ended September 30, 2016 and 2015 include $0.3 million and $0.9 million, respectively, of costs directly related to our short-term DAS projects that were completed during those periods.

Network operations. Network operations expenses increased $2.5 million, or 30.2%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to a $1.6 million increase in depreciation expense related to our increased fixed assets, a $0.5 million increase in personnel related expenses resulting primarily from increased headcount, and a $0.4 million increase in other expenses.

Development and technology. Development and technology expenses increased $0.4 million, or 7.9%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a $0.5 million increase in depreciation expense related to our increased fixed assets.

Selling and marketing. Selling and marketing expenses decreased $0.2 million, or 5.0%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a $0.3 million decrease in personnel related expenses and a $0.1 million decrease in other operating expenses. The decreases were partially offset by a $0.2 million increase in consulting expenses.

General and administrative.  General and administrative expenses increased $1.2 million, or 22.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a $1.1 million increase personnel related expenses, which is inclusive of a $0.8 million increase in stock-based compensation, resulting from increased headcount and the change in the structure and grant cycle of the RSUs granted to our Chief Executive Officer and Chief Financial Officer in 2016.

Amortization of intangible assets.  Amortization of intangible assets expense remained relatively consistent for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Interest and Other Expense, Net

Interest and other expense, net, remained relatively consistent for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. During the three months ended September 30, 2016 and 2015, we incurred and capitalized $0.2 million, respectively, of amortization and interest expense.

Income Tax Expense

Income tax expense and our effective tax rate remained relatively consistent for the three months ended September 30, 2016 and 2015.

Non-controlling Interests

Non-controlling interests increased by $0.2 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the net losses generated by our subsidiaries during the three months ended September 30, 2015.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended September 30, 2016 increased as compared to the three months ended September 30, 2015, primarily as a result of the $4.2 million increase in costs and operating expenses and the $0.2 million increase in non-controlling interests, which were partially offset by the $3.6 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Nine Months ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$40,957	$34,863	$6,094	17.5%
Military	28,969	13,003	15,966	122.8%
Retail	20,100	24,608	(4,508)	(18.3)%
Wholesale—Wi-Fi	16,031	15,096	935	6.2%
Advertising and other	8,313	13,285	(4,972)	(37.4)%
Total revenue	$114,370	$100,855	$13,515	13.4%

Key business metrics:
DAS nodes	17.7	10.3	7.4	71.8%
Subscribers—military	86	46	40	87.0%
Subscribers—retail	185	212	(27)	(12.7)%
Connects	102,515	76,416	26,099	34.2%

DAS.  DAS revenue increased $6.1 million, or 17.5%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to a $4.6 million increase from new build-out projects in our managed and operated locations and a $1.5 million increase in access fees from our telecom operators. DAS build-out revenues for the nine months ended September 30, 2016 and 2015 include $0.5 million and $0.9 million, respectively, of short-term build projects that include sales of equipment that were completed during those periods. DAS access fees for the nine months ended September 30, 2015 include $0.4 million of one-time fees that were paid for early termination rights.

Military.  Military retail revenue increased $16.0 million, or 122.8%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to a $12.6 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 7.6% increase in the average monthly revenue per military subscriber in 2016 compared to 2015, and a $3.4 million increase in military single-use revenue.

Retail.  Retail revenue decreased $4.5 million, or 18.3%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to a $3.7 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers and a 2.0% decrease in the average monthly revenue per retail subscriber, and a $0.8 million decrease in retail single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $0.9 million, or 6.2% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a $1.2 million increase in partner usage based fees, which was partially offset by a $0.3 million decrease in wholesale service provider revenues.

Advertising and other.  Advertising and other revenue decreased $5.0 million, or 37.4%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 primarily due to a $5.2 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$49,575	$47,151	$2,424	5.1%
Network operations	31,566	24,160	7,406	30.7%
Development and technology	16,014	13,978	2,036	14.6%
Selling and marketing	14,103	13,990	113	0.8%
General and administrative	22,553	16,994	5,559	32.7%
Amortization of intangible assets	2,582	2,709	(127)	(4.7)%
Total costs and operating expenses	$136,393	$118,982	$17,411	14.6%

Network access. Network access costs increased $2.4 million, or 5.1%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase is primarily due to a $1.4 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects, a $1.4 million increase in bandwidth and other direct costs, and a $1.3 million increase in revenue share paid to venues in our managed and operated locations. The increases were partially offset by a $1.0 million decrease in other cost of revenue and a $0.7 million decrease from customer usage at partner venues. Other costs of revenue for the nine months ended September 30, 2016 and 2015 include $0.3 million and $0.9 million, respectively, of costs directly related to our short-term DAS projects that were completed during those periods.

Network operations. Network operations expenses increased $7.4 million, or 30.7%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a $4.3 million increase in depreciation expense related to our increased fixed assets, a $1.8 million increase in personnel related expenses resulting primarily from increased headcount, a $0.8 million increase in consulting expenses, a $0.2 million increase in hardware and software maintenance expenses, and a $0.2 million increase in our outsourced customer care costs.

Development and technology. Development and technology expenses increased $2.0 million, or 14.6%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a $1.3 million increase in depreciation expense related to our increased fixed assets, a $0.6 million increase in cloud computing, hardware and software maintenance expenses, and a $0.2 million increase in consulting expenses.

Selling and marketing. Selling and marketing expenses remained relatively consistent for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

General and administrative.  General and administrative expenses increased $5.6 million, or 32.7%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a $4.1 million increase personnel related expenses, which is inclusive of a $3.0 million increase in stock-based compensation, resulting from increased headcount and the change in the structure and grant cycle of the RSUs granted to our Chief Executive Officer and Chief Financial Officer in 2016. General and administrative expenses also includes $1.4 million expended on our contested proxy election for the 2016 annual meeting of stockholders.

Amortization of intangible assets.  Amortization of intangible assets expense remained relatively consistent for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Interest and Other Expense, Net

Interest and other expense, net, increased $0.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to increased interest expense incurred. During the nine months ended September 30, 2016 and 2015, we incurred and capitalized $0.7 million and $0.4 million, respectively, of interest expense.

Income Tax Expense

Income tax expense and our effective tax rate remained relatively consistent for the nine months ended September 30, 2016 and 2015.

Non-controlling Interests

Non-controlling interests remained relatively consistent for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Net Loss Attributable to Common Stockholders

Our net loss for the nine months ended September 30, 2016 increased as compared to the nine months ended September 30, 2015, primarily as a result of the $17.4 million increase in costs and operating expenses and the $0.2 million increase in interest and other expense, net. Cost increases were partially offset by the $13.5 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax expense, interest and other expense, net, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)

Net loss attributable to common stockholders	$(5,709)	$(4,819)	$(22,959)	$(18,638)
Depreciation and amortization of property and equipment	13,093	10,033	34,801	27,899
Stock-based compensation expense	3,006	2,256	9,690	6,190
Amortization of intangible assets	855	943	2,582	2,709
Income tax expense	95	115	457	401
Interest and other expense, net	117	49	299	50
Non-controlling interests	110	(104)	180	60
Contested proxy election expense	—	—	1,440	—
Adjusted EBITDA	$11,567	$8,473	$26,490	$18,671

Adjusted EBITDA was $11.6 million for the three months ended September 30, 2016, an increase of 36.5% from $8.5 million recorded in the three months ended September 30, 2015. As a percent of revenue, Adjusted EBITDA was 28.4% for the three months ended September 30, 2016, up from 22.8% of revenue for the three months ended September 30, 2015. The Adjusted EBITDA increase was due primarily to the $3.0 million increase in depreciation and amortization expense, $0.8 million increase in stock-based compensation expenses and a $0.2 million increase in non-controlling interest. The increases were partially offset by the $0.9 million increase in our net loss attributable to common stockholders for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Adjusted EBITDA was $26.5 million for the nine months ended September 30, 2016, an increase of 41.9% from $18.7 million recorded in the nine months ended September 30, 2015. As a percent of revenue, Adjusted EBITDA was 23.2% for the nine months ended September 30, 2016, up from 18.5% of revenue for the nine months ended September 30, 2015. The Adjusted EBITDA increase was due primarily to the $6.8 million increase in depreciation and amortization expense, $3.5 million increase in stock-based compensation expenses, and a $0.2 million increase in interest and other expense, net. The increases were partially offset by the $4.3 million increase in our net loss attributable to common stockholders for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Our net loss attributable to common stockholders includes $1.4 million expended on our contested proxy election for the 2016 annual meeting of stockholders during the nine months ended September 30, 2016, which have been excluded from Adjusted EBITDA.

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

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of September 30, 2016 consisted of $13.2 million of cash and cash equivalents and $54.8 million available for borrowing under our credit facility, $3.8 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the nine months ended September 30, 2016 were $92.0 million, of which $66.4 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended, with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $69.8 million, which was increased from $46.5 million in February 2016, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of September 30, 2016, $2.0 million was outstanding under the Term Loan and $15.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. Interest rates for our Credit Facility for the nine months ended September 30, 2016 ranged from 3.0% to 3.6%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of September 30, 2016 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of September 30, 2016 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

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

We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2016 will range from $9.4 million to $14.4 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our remaining 2016 capital expenditures will be used to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government and upgrading our Wi-Fi networks at our managed and operated venues. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the nine months ended September 30:

	2016	2015
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$93,598	$49,850
Net cash used in investing activities	(92,045)	(61,815)
Net cash (used in) provided by financing activities	(3,086)	11,731

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2016, we generated $93.6 million of net cash from operating activities, an increase of $43.7 million from the prior year comparative period. The increase is primarily due to a $37.7 million change in our operating assets and liabilities, a $6.8 million increase in depreciation and amortization expense related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, and a $3.5 million increase in stock-based compensation expenses. The increases were partially offset by the $4.2 million increase in our net loss.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2016, we used $92.0 million in investing activities, an increase of $30.2 million from the prior year comparative period. This increase is due to a $28.6 million increase in purchases of property and equipment related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, and a $1.6 million decrease in cash provided by net proceeds from sales of marketable securities.

Net Cash (Used In) Provided by Financing Activities

For the nine months ended September 30, 2016, we used $3.1 million of cash for financing activities compared to $11.7 million of cash received from financing activities for the nine months ended September 30, 2015. This change is primarily due to a $15.2 million decrease in net proceeds from our Credit Facility and a $1.5 million increase in cash paid for capital leases and notes payable. These changes were partially offset by a $0.7 million increase in proceeds from exercise of stock options and a $1.2 million decrease in payments to our non-controlling interests.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of September 30, 2016:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$38,537	$8,520	$12,192	$8,301	$9,524
Operating leases for office space(2)	31,099	3,111	6,215	6,173	15,600
Open purchase commitments(3)	18,539	18,539	—	—	—
Credit Facility(4)	16,969	875	16,094	—	—
Capital leases for equipment and software(5)	4,818	2,108	2,710	—	—
Unrecognized tax benefits(6)	229	229	—	—	—
Notes payable(7)	1,995	850	1,145	—	—
Total	$112,186	$34,232	$38,356	$14,474	$25,124

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2016 as we have not received the related goods or services.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of September 30, 2016 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2016 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2016, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 for Boingo Wireless, Inc.;

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith

(ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: November 7, 2016	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: November 7, 2016	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)