Form 10-K
period 2016-12-31
BOINGO WIRELESS INC
filed 2017-03-13
CIK 1169988

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $331,601,553 based on the last reported sale price of $8.92 per share on the NASDAQ Global Market on June 30, 2016, the last trading day of the most recently completed second fiscal quarter.

         As of March 1, 2017, 38,647,554 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's year ended December 31, 2016 are incorporated by reference into Part III of this Form 10-K where indicated.

BOINGO WIRELESS, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2016

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

 PART I

Item 1.    Business

  Company Overview

        Boingo helps the world stay connected to the people and things they love.

        We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums, arenas, military bases, universities, convention centers, and office campuses; build high-quality wireless networks such as distributed antenna systems ("DAS"), Wi-Fi, and small cells at those venues; and monetize the wireless networks through a number of products and services. Over the past 15 years, we've built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 36 DAS networks containing approximately 19,200 DAS nodes, and believe we are the largest indoor DAS provider in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our "managed and operated locations") as well as networks managed and operated by third-parties with whom we contract for access (our "roaming" networks), includes more than 1.5 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also operate Wi-Fi and internet protocol television ("IPTV") networks at 58 U.S. Army, Air Force, and Marines bases around the world.

        We generate revenue from our wireless networks in a number of ways, including our DAS and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

        We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. In 2016, DAS revenue accounted for approximately 36% of our revenue.

        Military revenue, which is driven by military personnel who purchase broadband and IPTV services on military bases accounted for approximately 25% of our total revenue in 2016. As of December 31, 2016, we have grown our military subscriber base to approximately 107,000 from approximately 57,000 in the prior year period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 17% of our total revenue in 2016. As of December 31, 2016, our retail subscriber base was approximately 195,000, a decrease of approximately 4% over the prior year.

        Our enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers' access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. In 2016, wholesale Wi-Fi revenue accounted for approximately 14% of our revenue.

        We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. In 2016, advertising and other revenue accounted for approximately 8% of our revenue.

        Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of sales typically occurring in the fourth quarter of each year and the lowest percentage of sales occurring in the first quarter of each year. Our advertising business is similarly weighted to the fourth quarter, with the highest percentage of sales occurring in the fourth quarter and the lowest percentage of sales occurring in the first quarter. We expect these trends to continue. Our other products have not experienced any significant seasonal impact.

        We were incorporated in the State of Delaware in April 2001 under the name Project Mammoth, Inc. and changed our name to Boingo Wireless, Inc. in October 2001. Our principal executive offices are located in Los Angeles, California. Our website address is www.boingo.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

  Industry Overview

        Today, consumers own multiple connected devices—smartphones, laptops, tablets, wearables, and more. According to Cisco's Visual Networking Index ("CVNI"), global mobile data traffic grew 63% in 2016 and mobile data traffic has grown eighteen-fold over the past 5 years. CVNI estimates that by 2021, there will be 1.5 mobile devices for every human on the planet. That means 11.6 billion connected mobile devices for an estimated 7.8 billion people.

        What's more, mobile data growth is exploding—driven by the mix and growth of wireless devices that are accessing mobile networks worldwide and the increase in high-bandwidth activities like video, online gaming, streaming, cloud-based applications and mobile apps. In fact, CVNI estimates that global mobile traffic will grow seven-fold from 2016 to 2021, with video accounting for 78% of the world's mobile traffic by 2021. CVNI further estimates that typical smartphones will churn out 6.8 gigabytes of traffic monthly by 2021, up four times from the average of 1.6 gigabytes per month they do now. Per CVNI, in 2016, 63% of all traffic from connected mobile devices will be offloaded to the fixed network by means of Wi-Fi devices and femtocells each month, and by 2021, of all IP traffic

(fixed and mobile), 50% will be Wi-Fi, 30% will be wired, and 20% will be mobile. Per CVNI, mobile network connection speeds grew more than three-fold in 2016 from a downstream speed of 2.0 Megabits per second ("Mbps") in 2015 to 6.8 Mbps in 2016.

        The mobile data explosion has fueled the growth of higher-generation network connectivity (e.g., 4G or LTE) to address the demand for more bandwidth, higher security, and faster connectivity. Per CVNI, 4G accounted for 69% of total mobile traffic in 2016 and is expected to represent 79% of total mobile traffic by 2021. Many telecom operators have also started trials for 5G with significant 5G deployments expected in 2021 and beyond as a result of several gating factors including regulatory approval, spectrum availability, and auctioning and return-on-investment strategies. 5G's primary improvements over 4G include high bandwidth (greater than 1 Gigabits per second), broader coverage, and ultra-low latency with 5G driven primarily by the Internet of Things applications.

  Challenges Facing Our Industry

        The mobile Internet is a complex and constantly evolving ecosystem comprised of dozens of manufacturers and many different operating systems. This complexity is amplified as new device models and operating systems are released, new categories of devices become Internet enabled, and new network technologies emerge.

        To cope with the significant increase in mobile Internet data traffic, wireless network operators must: build denser networks, closer to the end consumer; explore solutions to offload network traffic from congested, licensed spectrum onto more efficient unlicensed spectrum; and invest in technologies that will enable the convergence of licensed and unlicensed spectrum. We expect our wireless networks to play a significant role in helping meet the ever-increasing data demands of connected consumers.

  Our Strategy

        We believe we are the leading global provider of neutral-host commercial mobile Wi-Fi Internet solutions and indoor DAS services. Our overall business strategy is simple: acquire long-term wireless rights at large venues; build high-quality wireless networks at those venues; and monetize the wireless networks through a number of products and services. In support of our overall business strategy, we are focused on the following objectives:

  •
  Expand our footprint of managed and operated and aggregated networks.  We intend to continue to grow our global network of managed and operated DAS, Wi-Fi and small cell networks. We focus our venue acquisition strategy on locations with a common profile—large venues with significant population density—as these venues face challenges that we are uniquely qualified to solve. We also plan to enter into new roaming agreements with hotspot operators to maximize the reach of our aggregated network, which creates a more attractive offering for our wholesale enterprise, military and retail customers.

  •
  Leverage our neutral-host business model to grow DAS, small cell, and wholesale roaming partnerships.  Our neutral-host model enables us to effectively partner with venues because we ensure all customers receive high-quality wireless service. We successfully balance the interests of individual carriers with the goals of our venue partners, and build flexible DAS network architectures that can support multiple carriers and the latest mobile services. We are also in the beginning stages of deploying small cell networks, and we believe this technology will enable us to expand into certain venues where a traditional DAS network is cost-prohibitive.

  •
  Expand our carrier offload relationships.  As cellular networks become strained due to capacity, carriers are beginning to offload their licensed mobile traffic onto unlicensed spectrum. We are highly focused on partnering with all four Tier 1 carriers in the U.S. as well as other carriers around the world to offload their mobile traffic onto our Wi-Fi networks.

  •
  Maximize our military business through recurring subscriber fees and shorter-term transaction plans, as well as strategic build-outs.  Our military business is uniquely designed for the highly mobile young men and women of the U.S. Army, Air Force and Marines who are frequently deployed from base to base. Our service is portable from base to base, requires no equipment, installation appointment or truck roll, enabling a user to sign up and receive service immediately. This provides a significant competitive advantage over the other providers who may also be operating on that base. We will continue to evaluate new military build-outs beyond our current footprint.

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

        DAS or Small Cell.    We offer our telecom operator partners access to our DAS or small cell networks at our managed and operated locations. We deploy our DAS or small cell networks within airports and other large venues with big audiences that require additional signal strength to improve the quality of cellular services.

        Military.    We provide high-speed Wi-Fi and IPTV services for military servicemen and women living in the barracks of U.S. Army, Air Force and Marine bases around the world. We offer a selection of recurring monthly subscriptions and shorter-term transactional plans. We currently offer two tiers of service: Standard Internet (5 Mbps) and Expanded Internet (30 Mbps) as well as IPTV service. Our military service plans are portable from base to base and require no equipment or installation, enabling a user to sign up and receive service immediately.

        Retail.    We enable individuals to purchase Internet access at our managed and operated hotspots and select partner locations around the world. We offer a selection of recurring monthly subscriptions and single-use access plans. Our most common plans are the $9.95 monthly subscription for up to four connected devices, and the single-use Boingo AsYouGo at $7.95 per day or $4.95 per hour. Our single-use access plans provide unlimited access on a single device at a specific hotspot for a defined period of time, tolled from the time the user first logs on to the network. We will continue to launch other flexible plans to meet the evolving needs of our customers.

        Wholesale—Wi-Fi.    Our integrated hardware and software platform allows us to provide a range of enhanced services to network operators, device manufacturers, technology companies, enterprise software and services companies, venue operators and financial services companies.

  •
  Carrier offload services.  We offer services to carriers to offload traffic from their licensed cellular networks onto our Wi-Fi networks.

  •
  Comes With Boingo.  We offer access to our entire network of more than 1.5 million hotspot locations to financial institutions and other enterprise customers who then offer them as a loyalty incentive to their customers.

  •
  Wi-Fi roaming and software services.  We offer roaming services across our entire network of more than 1.5 million hotspot locations to our partners who can then provide mobile Internet services to their customers at these locations. Our software solution, which provides one-click access to our global footprint of hotspots, has been rebranded for wholesale partners, in addition to being marketed under the Boingo brand. In combination with our back-end system infrastructure, it creates a global roaming solution for operators, carriers, other service providers and other businesses.

  •
  Turn-key solutions.  We offer our venue partners the ability to implement a turn-key Wi-Fi solution through a Wi-Fi network infrastructure that we install, manage and operate. Our turn-key solutions include a variety of service models that are supported through a mix of wholesale Wi-Fi, military, retail, and advertising revenue.

        Advertising.    Our Wi-Fi platform provides a valuable opportunity for advertisers to reach consumers with sponsored Wi-Fi access, promotional programs and display advertising. We provide brands and advertisers the opportunity to sponsor wireless connectivity to individuals at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs. Our advertising solution is easily integrated into Wi-Fi networks not directly managed by Boingo.

  Our Network

        Over the past 15 years, we've built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 36 DAS networks containing 19,200 DAS nodes, and believe we are the largest indoor DAS provider in the world. Our Wi-Fi network—which includes our managed and operated locations and our roaming networks)—includes more than 1.5 million commercial Wi-Fi hotspots in more than 100 countries around the world.

        Boingo hotspot locations by region as of December 31, 2016 included:

Region	Airport	Café / Retail	Convention Center	Hotel	Other(1)	Total
North America	64	89,399	42	2,560	120,857	212,922
Latin America	86	5,303	13	249	6,723	12,374
Europe, Middle East and Africa	283	46,799	469	12,342	258,841	318,734
Asia	264	253,852	1,851	41,589	702,936	1,000,492

Total	697	395,353	2,375	56,740	1,089,357	1,544,522

(1)
Includes schools and universities, offices, hospitals and public spaces.

        We also operate Wi-Fi and IPTV networks at 58 U.S. Army, Air Force, and Marine bases around the world.

  Marketing and Business Development

        Our marketing and business development efforts are designed to cost effectively expand our footprint of venues where we can deploy DAS, Wi-Fi and small cell networks, secure more carrier contracts, attract and retain new military and retail customers, and identify business partners that could leverage our network to provide mobile Internet services to their customers. We focus on efficient customer acquisition through our online presence, social media, public relations, influencer marketing, experiential and event marketing, market research, and other promotional activities.

        We seek to maximize customer lifetime value by managing subscriber acquisition cost, extending customer life and determining appropriate pricing. We use information about subscriber behavior to help us retain customers and determine premium offerings. Our segmentation is focused at the product level, so that we provide the right product, plan and price for our military and retail customers. Our consumer plans are available for essentially all Wi-Fi enabled devices and are priced on a month-to-month or per-use basis.

        We issue regular press releases announcing important partnerships and product developments and continually update our website with information about our network and services. We leverage our social media accounts, website and blog to further promote Boingo's product availability and applicability for military men and women, travelers, digital elite and consumers on-the-go. Our executive team speaks at industry events, trade shows and conferences.

  Development

        Our development efforts are focused primarily on supporting our networks and the businesses that run across these networks. These efforts include developing web applications for ease of connecting to our managed and operated locations and aggregate partner networks, integrating our software client with our wholesale partners, continuing to adapt our technology to new operating systems and platforms, continuing to develop an advertising system and business and operations support system for monetizing network service, continuing to develop an IPTV platform for delivering IPTV services to our military bases and optimizing our networks and backend systems for roaming and carrier offload. Our development model is based on Agile development practices so any deviations can be promptly corrected to improve reliability in our network or services and enhance customer satisfaction. For the years ended December 31, 2016, 2015 and 2014, development and technology expenses were $22.1 million, $19.1 million and $14.9 million, respectively.

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

  Mediation and Billing System

        Our mediation and billing system records and analyzes individual usage sessions required to bill for Wi-Fi usage. Users are charged based on variables such as pricing plan, device type, location, time and amount of use. Our system consolidates usage session information, determines the user identity and applies the appropriate aggregation and flagging to ensure proper usage processing. Our system handles exceptions automatically. Exceptions that cannot be solved automatically are brought to the attention of the operations staff for rectification of any discrepancies. The billing system provides billing based on roaming relationship, user type, device type and account type. Our military and retail customer mediation and billing is handled by the same infrastructure used for wholesale customer and billing, resulting in efficiencies of scale and operation.

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

  Software Configuration and Messaging System

        Our software configuration system provides real-time network configuration updates for thousands of networks and over 30 detection and login methodologies used by the Boingo software client to access our network. Our software configuration system automatically registers new network definitions and login methodologies to allow individuals to connect to our hotspot locations. All supported platforms use a single configuration, providing a high level of operational and test efficiency. Our messaging system enables real-time customer notification and system interaction at login, based on location, network, user, account type, device and usage. This approach enables us and our partners to deliver custom marketing or service messages.

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

        Our Wi-Fi deployments are based on the IEEE 802.11a, b, g, n and ac standards and operate in the 2.4 GHz and 5 GHz unlicensed spectrum bands. We design, build, and operate DAS and small cell networks that provide 2G, 3G, and 4G-LTE services across multiple licensed-frequency bands for all major telecom operators.

  Customers

        We generate revenue primarily from our wholesale partners (including DAS customers) and military and retail customers. Our DAS customers are telecom operators who pay us one-time build-out fees and recurring access fees for our DAS network, enabling their cellular customers to access these networks. Our wholesale Wi-Fi customers pay usage-based network access fees to allow their customers access to our global Wi-Fi network and other wholesale Wi-Fi partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. Our wholesale customer relationships are generally governed by multi-year contracts. We acquire our wholesale customers through our business development efforts. Our military and retail customers either purchase month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our military and retail customers primarily from users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. We also generate revenue from advertisers that seek to reach visitors seeking Wi-Fi access at our managed and operated network locations with online advertising, promotional and sponsored programs. For the years ended December 31, 2016, 2015 and 2014, entities affiliated with AT&T Inc. accounted for 12%, 17% and 15%, respectively, of total revenue. For the year ended December 31, 2016, entities affiliated with Sprint Corporation accounted for 11% of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. Our key performance indicators follow:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
DAS nodes	19.2	10.9	8.4
Subscribers—military	107	57	20
Subscribers—retail	195	204	254
Connects	142,802	105,335	81,413

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

        Connects.    This metric shows how often individuals connect to our global Wi-Fi network in a given period. The connects include wholesale and retail customers in both customer pay locations and customer free locations where we are a paid service provider or receive sponsorship or promotion fees. We count each connect as a single connect regardless of how many times that individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

  Customer Support

        We provide support services to our military, retail, and enterprise customers 24 hours per day, 7 days per week, 365 days per year. Support is available by phone, chat, email, or social media channels like Twitter and Facebook. Our website contains a comprehensive knowledge base that includes answers to frequently asked questions for self-help, and we provide video support on our YouTube channel. Tier 1 support is provided by a third-party provider, while Tier 2 and social media support is managed by our internal customer care team.

  Competition

        The market for mobile Internet services and solutions is fragmented and competitive. We believe the principal competitive factors in our industry include the following:

  •
  price;

  •
  quality of service;

  •
  venue exclusivity;

  •
  ease of access and use;

  •
  bundled service offerings;

  •
  geographic reach; and

  •
  brand name recognition.

        Direct and indirect competitors include telecom operators, cable companies, self-managed venue networks and smaller wireless Internet service providers. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. They may offer bundled data services with primary service offerings that we do not offer such as landline and cellular telephone service, and cable or satellite television. Many of our competitors are also partners from whom we receive revenue when their customers access our network.

        We believe that we compete favorably based on our ability to deliver end-to-end solutions, our neutral host business model, brand recognition, geographic coverage, network reliability, quality of service, ease of use, and cost.

  Intellectual Property

        Our ongoing success will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual restrictions.

        We have nine issued U.S. patents, two of which expire in 2022, and the other seven of which expire between 2030 and 2035. We have two patent applications pending in the United States and one patent application pending in Europe. We have two issued Japanese patents and two issued Chinese patents, each of which has a maximum term that expires in 2027.

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

  Employees

        As of December 31, 2016, we had 315 employees, including 116 in operations, 91 in development and technology, 64 in sales and marketing and 44 in general and administrative. All of our employees are full-time employees except for one part-time employee. We have four international employees who are covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider relations with our employees to be good. As of December 31, 2016, we also had arrangements with a third party call center provider that provided us with approximately 55 full-time equivalent contractors for military, retail and enterprise customer support service and similar functions.

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

        You may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports and other information we file, and proxy statements to be filed with the SEC. The address of the SEC's website is http://www.sec.gov.

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

        We depend on our relationships with venue partners, particularly key airport venue partners and military bases, in order to manage and operate DAS, small cell, and Wi-Fi networks. These relationships generate a significant portion of our revenue and allow us to generate wholesale revenues and new military and retail customers. Our agreements with our venue partners, telecom operators, and wholesale customers are for defined periods and of varying durations. In order to maintain our relationships with venue partners, we may need to upgrade our networks, which would require significantly higher initial capital expenditures than we have historically incurred, and if we are unsuccessful, our relationships could be impaired. If our venue partners terminate or fail to renew these agreements, our ability to generate and retain wholesale, military and retail customers would be diminished, which might result in a significant disruption of our business and adversely affect our operating results. Further, any delays in our ability to complete the upgrade of our networks or build-out new networks can adversely affect our operating results.

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

  •
  our gain or loss of a key venue partner, military partner, or wholesale partner;

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

        Our future success depends upon growing demand for wireless connected services. The demand for wireless connectivity may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. The continued demand for wireless connectivity services depends on the continued proliferation of smartphones, tablets and other wireless connection enabled devices. Our revenue is derived from the demand from consumers for internet connectivity, including our military and retails offerings, and from our DAS and telecom partners attempting to provide consumers with greater connectivity. We may face challenges as we seek to increase the revenue generated from the usage on smartphones, tablets and other wireless connected devices.

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

        Our negotiations with prospective venue partners, including large venues like airports, transportation hubs, stadiums, arenas, military bases, universities, convention centers, office campuses and other partners, to acquire Wi-Fi locations to operate or to acquire roaming rights on partners'

networks, or for new partners to implement our solutions, can be lengthy, and in some cases can last over 12 months. Because of the lengthy negotiation cycle, the time required to reach a final agreement with a partner is unpredictable and may lead to variances in our operating results from quarter to quarter. Negotiations with prospective partners also require substantial time, effort and resources. We may ultimately fail in our negotiations, resulting in costs to our business without any associated benefits.

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

        Our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Factors that tend to negatively impact levels of travel include high unemployment, high energy prices, low business and consumer confidence, the fear of terrorist attacks, war and other macroeconomic factors. Economic conditions that tend to negatively impact levels of discretionary consumer spending include high unemployment, high consumer debt, reductions in net worth, depressed real estate markets, increased taxation, high energy prices, high interest rates, low consumer confidence and other macroeconomic factors. If the global economic recovery is slower than expected, or if it weakens, our military and retail customer base, new military and retail customer acquisition and usage-based revenue could be materially harmed, and our results of operations would be adversely affected.

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

        The market for commercial wireless infrastructure solutions is competitive and impacted by technological change, and we expect competition with our current and potential competitors to intensify in the future. In particular, some of our competitors have taken steps or may decide to more aggressively compete against us, particularly in the market for venue build-outs of Wi-Fi, DAS, and small cell solutions.

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

        Furthermore, we rely on several of our competitors as partners in roaming agreements. The roaming agreements provide that our retail customers and our wholesale partners' customers may use the Wi-Fi networks of our partners. One or more of our partners may deploy competing technologies that could reduce the partner's need to work with us under a roaming agreement. If our partners decide to terminate our roaming agreements, our global network of wireless networks may be reduced, which may result in a significant disruption to our business.

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

        Many venues, including airports, coffee shops and hotels, offer free mobile Wi-Fi as an incentive or value-added benefit to their customers. Free Wi-Fi may reduce retail customer demand for our services, and put downward pressure on the prices we charge our retail customers. In addition, telecom operators may offer free mobile Wi-Fi as part of a home broadband or other service contract, which also may force down the prices we charge our retail customers. If we are unable to effectively offset this downward pressure on our prices by being a Wi-Fi service provider or sufficiently grow our DAS business, or if we are unable to acquire and retain retail customers, we will have lower profit margins and our operating results and financial condition may be adversely impacted.

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

        We depend on a third-party customer support service provider to handle most of our routine military and retail customer support cases. While we maintain limited customer support operations in our Los Angeles headquarters, if our relationship with our customer support service provider terminates unexpectedly, or if our customer service provider experiences operational difficulties, we may not be able to respond to customer support calls in a timely manner and the quality of our customer service would be adversely affected. This could harm our reputation and brand image and make it difficult for us to attract and retain users. In addition, the loss of the customer support service provider would require us to identify and contract with alternative sources, which could prove time-consuming and expensive.

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

        We rely on the integration of our software into mobile operating systems to allow mobile devices to connect to our global network of wireless networks. If problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as the Apple App Store and Google Play, or if our mobile application receives unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the mobile application download stores, we may fail to attract or retain customers or partners, and our business could be adversely affected.

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

        Our business depends on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We own nine patents and have applications for two additional patents pending in the United States. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent the use or misappropriation of our proprietary information or infringement of our intellectual property rights. Our ability to police the use, misappropriation or infringement of our intellectual property is uncertain, particularly in countries other than the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued, they may be contested, circumvented, or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with complete proprietary protection or any competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies on their own now or in the future. Protecting against the unauthorized use of our solutions, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, if the protection of our proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

        We are authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2016, there were approximately 38,562,000 shares of our common stock issued and outstanding and no shares of preferred stock outstanding. In addition, as of December 31, 2016, we had approximately 3,825,000 unvested restricted stock units, approximately 2,971,000 exercisable stock options, and approximately 2,576,000 shares available for grant under the 2011 Plan.

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

         Our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting or other shareholder activism.

        In 2016, we were subjected to a proxy contest, which resulted in the negotiation of changes to the board of directors and considerable costs were incurred. A future proxy contest would most likely require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The potential of a proxy contest or other shareholder activism could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.

         We have incurred substantial losses in past and current years and may incur additional losses in the future.

        As of December 31, 2016 our accumulated deficit was $112.6 million. We generated a net loss in 2016 and we are also currently investing in our future growth through expanding our network and buildouts, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to achieve profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to achieve profitability if we cannot generate sufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to achieve profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or increase profitability.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2016, we leased approximately 52,000 square feet of space for our corporate headquarters in Los Angeles, CA. As of December 31, 2016, we also leased an approximately 16,200 additional square feet in aggregate office space in Brea, California; San Francisco, California; Oak Brook, Illinois; Lake Success, New York; New York, New York; McKinney, Texas; Allentown, Pennsylvania; Detroit, Michigan; Sao Paolo, Brazil; and Dubai, United Arab Emirates. We believe that our office facilities will be adequate for the foreseeable future.

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

	2016
	High	Low
First quarter	$7.72	$5.52
Second quarter	$8.92	$6.65
Third quarter	$10.28	$8.20
Fourth quarter	$12.75	$9.44

	2015
	High	Low
First quarter	$8.62	$6.80
Second quarter	$9.22	$7.43
Third quarter	$10.42	$7.07
Fourth quarter	$8.49	$5.89

  Registered Stockholders

        As of March 1, 2017, there were 24 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

  Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

        We did not sell any equity securities not registered under the Securities Act during the year ended December 31, 2016.

  Issuer Purchases of Equity Securities

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000,000 of the Company's common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the years ended December 31, 2016 and 2015. As of December 31, 2016, the remaining approved amount for repurchases was approximately $5,180,000.

  Equity Compensation Plan Information

        On March 11, 2016, the Company filed a registration statement on Form S-8 to register 1,679,635 shares representing additional shares authorized as of January 3, 2016 under the Evergreen Provision of the 2011 Equity Incentive Plan. On January 2, 2017, an additional 1,735,286 shares under the Evergreen Provision of the 2011 Equity Incentive Plan were authorized and the Company is filing a registration statement on Form S-8 to register these additional shares on or around the date hereof.

  Performance Measurement Comparison

        The following performance graph shows the total stockholder return of an investment of $100 in cash made on December 31, 2011 in each of (i) our common stock, (ii) a broad equity market index, the securities comprising the Nasdaq Composite Index, and (iii) issuers with similar market capitalizations, the securities comprising the Russell 2000 index.

        The performance graph assumes that $100 was invested on December 31, 2011 in our common stock and in each index, and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 60 MONTHS CUMULATIVE TOTAL RETURN*
Among Boingo Wireless, Inc., The NASDAQ Composite Index and The Russell 2000 Index**

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
NASDAQ Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
Russell 2000 Index	$100.00	$114.63	$157.05	$162.60	$153.31	$183.17
Boingo	$100.00	$87.79	$74.53	$89.19	$76.98	$141.74

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

        In September 2015, we filed and the SEC declared effective a shelf registration statement on Form S-3, which permitted us to offer up to $125.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. In February 2016, we filed a post-effective amendment to terminate the shelf registration statement and remove from registration the securities registered pursuant to the shelf registration statement.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and our accompanying consolidated financial statements in Part II, Item 8 of this report.

        The consolidated statements of operations data set forth below for years 2016, 2015 and 2014 and the consolidated balance sheets data as of the end of years 2016 and 2015 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statements of operations data for years 2013 and 2012 and the consolidated balance sheets data as of the end of years 2014, 2013 and 2012 are derived from the audited financial statements previously filed with the SEC on Form 10-K. The results of businesses acquired in a business combination are included in the Company's consolidated financial statements from the date of the acquisition.

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

        On October 31, 2013, we acquired all outstanding stock of Electronic Media Systems, Inc. and all membership interests in its subsidiary, Advanced Wireless Group, LLC, not otherwise owned by Electronic Media Systems, Inc. such that we became the beneficial owner of all membership interests of Advanced Wireless Group, LLC (collectively, "AWG"). AWG operated public Wi-Fi in seventeen U.S. airports including Los Angeles International, Charlotte/Douglas International, Miami International, Minneapolis-St. Paul International, Detroit Metropolitan Airport, and Boston's Logan International. We have included the operating results of AWG in our consolidated financial statements since October 31, 2013. The acquisition was accounted for under the acquisition method of accounting. The total purchase price was $17.5 million, which included cash paid at closing, net equity adjustments, holdback consideration paid, and the fair value of additional contingent consideration that would be due and payable upon the successful extension of a specified airport Wi-Fi contract. During the year ended December 31, 2014, we finalized our purchase price allocation for our acquisition of AWG. The consolidated balance sheets data as of December 31, 2013 and the consolidated statement of operations for 2013 have been retrospectively adjusted to reflect the final purchase price allocation for the AWG acquisition including a $28,000 decrease in goodwill, a $147,000 increase in accrued expenses and other liabilities, and a $175,000 increase in income tax expenses and accumulated deficit.

        On February 22, 2013, we acquired all outstanding stock of Endeka Group, Inc. ("Endeka"). Endeka provided commercial wireless broadband and IPTV services at certain military bases, as well as Wi-Fi services to certain federal law enforcement training facilities. We have included the operating results of Endeka in our consolidated financial statements since February 22, 2013. The acquisition was accounted for under the acquisition method of accounting. The total purchase price was $6.5 million, which included cash paid at closing, holdback consideration paid, and the fair value of additional contingent consideration.

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

        AWG, Endeka, and Cloud 9 have been integrated into our product offerings; therefore, it is not practical to disclose actual and pro forma financial results since the acquisitions.

        We early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), as of January 1, 2016. As a result of this adoption, we recorded $6,933,000 and $589,000 of net deferred tax assets related to our federal and state net operating losses for excess windfall tax benefits, respectively, as of January 1, 2016. We established a full valuation allowance against those deferred tax assets as of January 1, 2016 based on the determination that it was more likely than not that those deferred tax assets would not be realized. We also elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis. The change in our accounting policy resulted in a $94,000 increase to additional paid-in capital and accumulated deficit as of January 1, 2016.

        We early adopted FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes, on a retrospective basis as of December 31, 2015. As a result, we reclassified $787,000 and $1,192,000 from current deferred tax assets to noncurrent deferred tax liabilities as of December 31, 2014 and 2013, respectively, as the deferred tax assets and liabilities were related to the same tax-paying jurisdictions. We also reclassified $1,204,000 from current deferred tax assets to noncurrent deferred tax assets as of December 31, 2012.

        The consolidated statement of operations for the year 2013 includes certain out-of-period adjustments that decreased net loss attributable to common stockholders by $217,000. The impact of these out-of-period adjustments are not considered material, individually and in the aggregate, to any of the current or prior annual periods.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$159,344	$139,626	$119,297	$106,746	$102,506
Costs and operating expenses:
Network access	69,112	62,988	59,411	47,245	42,289
Network operations	42,307	33,537	25,475	18,402	14,541
Development and technology	22,126	19,147	14,879	11,432	10,772
Selling and marketing	18,729	19,653	16,382	14,244	10,255
General and administrative	29,719	22,356	17,460	15,067	12,700
Amortization of intangible assets	3,448	3,576	3,716	2,250	1,103

Total costs and operating expenses	185,441	161,257	137,323	108,640	91,660

(Loss) income from operations	(26,097)	(21,631)	(18,026)	(1,894)	10,846
Interest and other (expense) income, net	(459)	(66)	(41)	37	143

(Loss) income before income taxes	(26,556)	(21,697)	(18,067)	(1,857)	10,989
Income tax expense	427	481	700	1,461	2,965

Net (loss) income	(26,983)	(22,178)	(18,767)	(3,318)	8,024
Net income attributable to non-controlling interests	348	114	754	650	729

Net (loss) income attributable to common stockholders	$(27,331)	$(22,292)	$(19,521)	$(3,968)	$7,295

Net (loss) income per share attributable to common stockholders:
Basic	$(0.72)	$(0.60)	$(0.55)	$(0.11)	$0.21
Diluted	$(0.72)	$(0.60)	$(0.55)	$(0.11)	$0.20
Other Financial Data:
Operating cash flows	$115,205	$98,575	$21,207	$20,671	$24,596
Investing cash flows	(107,331)	(101,502)	(39,199)	(40,403)	(62,468)
Financing cash flows	(3,121)	8,843	(480)	(11,068)	2,077
Adjusted EBITDA(1)	40,798	29,636	20,300	23,802	30,642

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$19,485	$14,718	$8,849	$27,338	$58,138
Marketable securities	—	—	1,614	32,962	41,558
Working capital	(31,388)	(31,802)	(14,489)	31,748	81,503
Total assets	380,981	341,012	218,615	214,323	202,532
Deferred revenue, net of current portion	152,719	106,825	27,267	21,591	24,123
Long-term debt	15,875	16,750	2,625	—	—
Long-term portion of capital leases and notes payable	4,612	2,336	581	733	136
Total liabilities	282,435	228,977	91,185	73,890	58,033
Total stockholders' equity	98,546	112,035	127,430	140,433	144,499

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

        The following provides a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net (loss) income attributable to common stockholders	$(27,331)	$(22,292)	$(19,521)	$(3,968)	$7,295
Depreciation and amortization of property and equipment	49,202	38,293	27,446	18,940	15,958
Stock-based compensation expense	12,805	9,398	7,164	4,506	2,735
Amortization of intangible assets	3,448	3,576	3,716	2,250	1,103
Income tax expense	427	481	700	1,461	2,965
Interest and other expense (income), net	459	66	41	(37)	(143)
Non-controlling interests	348	114	754	650	729
Contested proxy election expense	1,440	—	—	—	—

Adjusted EBITDA	$40,798	$29,636	$20,300	$23,802	$30,642

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

  Overview

        We believe we are the leading global provider of neutral-host commercial mobile Wi-Fi Internet solutions and indoor DAS services in the world. Our software applications and solutions enable individuals to access our extensive global Wi-Fi networks that cover more than 1.5 million hotspots. We operate 36 DAS networks containing approximately 19,200 nodes. Our offerings provide compelling cost and performance advantages to our customers and partners.

        We grew revenue from $139.6 million in 2015 to $159.3 million in 2016, an increase of 14.1%. We grew revenue from $119.3 million in 2014 to $139.6 million in 2015, an increase of 17.0%. We generated a net loss attributable to common stockholders of $27.3 million in 2016 compared to $22.3 million in 2015. Adjusted EBITDA increased from $29.6 million in 2015 to $40.8 million in 2016, an increase of 37.7%. For a discussion of Adjusted EBITDA and a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

        The proliferation of smartphones, tablets, laptops, wearables, and other Wi-Fi enabled devices—in conjunction with the increased consumption of high-bandwidth activities like video, online gaming, streaming, cloud-based applications and mobile apps—has created a demand for high-speed, high-bandwidth Internet access in public places both large and small. These data intensive activities are driving a global surge in mobile Internet data traffic that is expected to increase nearly seven-fold between 2016 and 2021, according to Cisco's Visual Networking Index. We believe these trends present us with opportunities to generate significant growth in revenue and profitability.

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

        We believe that the assumptions and estimates associated with revenue recognition, goodwill, measuring recoverability of long-lived assets, stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we believe the accounting policies discussed below are paramount to understanding our historical and future performance, as these policies relate to the more significant areas involving our management's judgments, assumptions and estimates.

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

        We adopted the provisions of ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under FASB ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we did not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third-party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

        At December 31, 2016 and 2015, we tested our goodwill for impairment using a market based approach and no impairment was identified as the fair value of our sole reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

  Measuring Recoverability of Long-Lived Assets

        Our long-lived assets are depreciated and amortized over the estimated useful lives of the related asset type using the straight-line method. The estimated useful lives for property and equipment are as follows:

Software	2 to 5 years
Computer equipment	2 to 5 years
Furniture, fixtures and office equipment	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 2 to 18 years

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

  Stock-based Compensation

        Stock-based compensation consists of stock options and restricted stock units ("RSUs"), which are granted to employees and non-employees. We recognize compensation expense equal to the grant date fair value on a straight-line basis, net of forfeitures, over the employee requisite service period. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met. The grant date fair value of our stock option awards is determined using the Black-Scholes option pricing model.

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

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. Our key performance indicators follow:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
DAS nodes	19.2	10.9	8.4
Subscribers—military	107	57	20
Subscribers—retail	195	204	254
Connects	142,802	105,335	81,413

        DAS nodes.    This metric represents the number of active DAS nodes as of the end of the period. A DAS node is a single communications endpoint, typically an antenna, which transmits or receives radio frequency signals wirelessly. This measure is an indicator of the reach of our DAS network. We are experiencing strong customer demand from telecom operators to gain access to our DAS networks; accordingly, we expect to continue to invest in securing, building out and upgrading our DAS networks to meet this demand.

        Subscribers—military and Subscribers—retail.    These metrics represent the number of paying customers who are on a month-to-month subscription plan at a given period end. Military subscribers have increased as we deploy our service on new military bases. We also expect to see modest increases in military subscribers as we increase signups for new customers on existing military bases through targeted marketing and by continuing to build the Boingo brand in the military vertical. Retail subscribers have continued to decline as we have expanded our product offerings and enhanced our focus on our wholesale and advertising service offerings.

        Connects.    This metric shows how often individuals connect to our global Wi-Fi network in a given period. The connects include wholesale and retail customers in both customer pay locations and customer free locations where we are a paid service provider or receive sponsorship or promotion fees. We count each connect as a single connect regardless of how many times that individual accesses the network at a given venue during their 24 hour period. This measure is an indicator of paid activity throughout our network.

  Key Components of our Results of Operations

  Revenue

        Our revenue consists of DAS revenue, military revenue, retail revenue, wholesale revenue, and advertising and other revenue.

        DAS.    We generate revenue from telecom operator partners that pay us network build-out fees, inclusive of network upgrades, and access fees for our DAS and small cell networks.

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

        For the years ended December 31, 2016, 2015 and 2014, entities affiliated with AT&T Inc. accounted for 12%, 17% and 15%, respectively, of total revenue. For the year ended December 31, 2016, entities affiliated with Sprint Corporation accounted for 11% of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

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

        Network operations.    Network operations expenses consist of costs for our customer service department and for our operations staff who design, build, monitor and maintain our networks. Also included are expenses for our customer service provider that handles customer care inquiries and expenses for network operations contractors, equipment depreciation, and software and hardware maintenance fees.

        Development and technology.    Development and technology expenses consist of costs for our product development and engineering departments, developers and our information systems services staff, depreciation of our equipment and internal-use software, and software and hardware maintenance fees.

        Selling and marketing.    Selling and marketing expenses consist of costs for our business development and marketing employees and executives, travel and entertainment, and marketing programs.

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

  Interest and Other Expense, Net

        Interest and other expense, net, primarily consist of interest income and expense.

  Income Tax Expense

        We established a full valuation allowance as a result of our assessment that it was more likely than not that certain federal and state deferred tax assets would not be realized and we have continued to maintain the full valuation allowance as of December 31, 2016 and 2015.

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

  Results of Operations

        The following tables set forth our results of operations for the specified periods.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$159,344	$139,626	$119,297
Costs and operating expenses:
Network access	69,112	62,988	59,411
Network operations	42,307	33,537	25,475
Development and technology	22,126	19,147	14,879
Selling and marketing	18,729	19,653	16,382
General and administrative	29,719	22,356	17,460
Amortization of intangible assets	3,448	3,576	3,716

Total costs and operating expenses	185,441	161,257	137,323

Loss from operations	(26,097)	(21,631)	(18,026)
Interest and other expense, net	(459)	(66)	(41)

Loss before income taxes	(26,556)	(21,697)	(18,067)
Income tax expense	427	481	700

Net loss	(26,983)	(22,178)	(18,767)
Net income attributable to non-controlling interests	348	114	754

Net loss attributable to common stockholders	$(27,331)	$(22,292)	$(19,521)

Depreciation and amortization expense included in the above line items:
Network access	$27,013	$22,666	$18,074
Network operations	13,966	9,058	5,662
Development and technology	7,207	5,441	3,381
General and administrative	1,016	1,128	329

Total	$49,202	$38,293	$27,446

Stock-based compensation expense included in the above line items:
Network operations	$2,144	$1,504	$1,356
Development and technology	1,070	731	600
Selling and marketing	1,842	3,411	2,017
General and administrative	7,749	3,752	3,191

Total	$12,805	$9,398	$7,164

  Depreciation and amortization expense

        Depreciation expense increased $10.9 million, or 28.5%, in 2016, as compared to 2015, and depreciation expense increased $10.8 million, or 39.5%, in 2015, as compared to 2014, primarily due to increased depreciation and amortization expense from our increased fixed assets for our DAS build-out projects, Wi-Fi networks, and software development in those periods.

  Stock-based compensation expense

        Stock-based compensation expense increased $3.4 million, or 36.3%, in 2016, as compared to 2015, primarily due to additional stock-based compensation expenses for RSUs granted in 2015 and 2016.

Further, in 2016, our Compensation Committee determined to adjust its practice of making annual long-term equity grants and instead adopted a compensation cycle whereby it granted equity awards to our Chief Executive Officer and Chief Financial Officer covering the number of shares it might otherwise have granted in 2016 through 2018, with "cliff" vesting dates in 2019. These grants were made to focus our Chief Executive Officer and Chief Financial Officer on the Company's overall long-term corporate and strategic goals, eliminate intervening quarterly vesting dates that force them to sell shares in the market to cover taxes triggered upon vesting, and strengthen the Company's ability to retain our senior management team over the next three years. As a result of these larger-than-usual RSU grants, the Compensation Committee does not intend to grant additional equity awards to our Chief Executive Officer and Chief Financial Officer until 2019.

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

        At December 31, 2016, the total remaining stock-based compensation expense for unvested stock option awards is approximately $323,000, which is expected to be recognized over a weighted average period of 0.8 years. At December 31, 2016, the total remaining stock-based compensation expense for unvested RSU awards is approximately $17,831,000 which is expected to be recognized over a weighted average period of 2.0 years.

        The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	43.4	45.1	49.8
Network operations	26.6	24.0	21.4
Development and technology	13.9	13.7	12.5
Selling and marketing	11.8	14.1	13.7
General and administrative	18.7	16.0	14.6
Amortization of intangible assets	2.2	2.6	3.1

Total costs and operating expenses	116.4	115.5	115.1

Loss from operations	(16.4)	(15.5)	(15.1)
Interest and other expense, net	(0.3)	0.0	0.0

Loss before income taxes	(16.7)	(15.5)	(15.1)
Income tax expense	0.3	0.3	0.6

Net loss	(16.9)	(15.9)	(15.7)
Net income attributable to non-controlling interests	0.2	0.1	0.6

Net loss attributable to common stockholders	(17.2)%	(16.0)%	(16.4)%

Years ended December 31, 2016 and 2015

  Revenue

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands, except percentages)
Revenue:
DAS	$58,182	$46,455	$11,727	25.2
Military	39,975	19,898	20,077	100.9
Retail	26,636	31,763	(5,127)	(16.1)
Wholesale—Wi-Fi	22,221	21,923	298	1.4
Advertising and other	12,330	19,587	(7,257)	(37.1)

Total revenue	$159,344	$139,626	$19,718	14.1

Key business metrics:
DAS nodes	19.2	10.9	8.3	76.1
Subscribers—military	107	57	50	87.7
Subscribers—retail	195	204	(9)	(4.4)
Connects	142,802	105,335	37,467	35.6

        DAS.    DAS revenue increased $11.7 million, or 25.2%, in 2016, as compared to 2015, due to an $8.9 million increase from new build-out projects in our managed and operated locations and a $2.8 million increase in access fees from our telecom operators. DAS build-out revenues in 2016 and 2015 include $0.5 million and $1.0 million, respectively, of short-term build projects that include sales of equipment that were completed during those periods. DAS access fees for 2015 include $0.4 million of one-time fees that were paid for early termination rights.

        Military.    Military revenue increased $20.1 million, or 100.9%, in 2016, as compared to 2015 due to a $16.9 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 5.5% increase in the average monthly revenue per military subscriber in 2016 compared to 2015, and a $3.2 million increase in military single-use revenue.

        Retail.    Retail revenue decreased $5.1 million, or 16.1%, in 2016, as compared to 2015, due to a $4.0 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers and a 1.5% decrease in the average monthly revenue per retail subscriber, and a $1.1 million decrease in retail single-use revenue.

        Wholesale—Wi-Fi.    Wholesale Wi-Fi revenue increased $0.3 million, or 1.4%, in 2016, as compared to 2015, primarily due to a $0.7 million increase in partner usage based fees, which was partially offset by a $0.5 million decrease in wholesale service provider revenue.

        Advertising and other.    Advertising and other revenue decreased $7.3 million, or 37.1%, in 2016, as compared to 2015, primarily due to a $7.9 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

  Costs and Operating Expenses

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$69,112	$62,988	$6,124	9.7
Network operations	42,307	33,537	8,770	26.2
Development and technology	22,126	19,147	2,979	15.6
Selling and marketing	18,729	19,653	(924)	(4.7)
General and administrative	29,719	22,356	7,363	32.9
Amortization of intangible assets	3,448	3,576	(128)	(3.6)

Total costs and operating expenses	$185,441	$161,257	$24,184	15.0

        Network access.    Network access costs increased $6.1 million, or 9.7%, in 2016, as compared to 2015. The increase is primarily due to a $4.3 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects, a $2.3 million increase in revenue share paid to venues in our managed and operated locations and a $0.9 million increase in bandwidth and other direct costs. The increases were partially offset by a $0.7 million decrease from customer usage at partner venues and a $0.7 million decrease in other cost of revenue. Other costs of revenue in 2016 and 2015 included $0.3 million and $1.0 million, respectively, of costs directly related to our short-term DAS projects that were completed during those periods.

        Network operations.    Network operations expenses increased $8.8 million, or 26.2%, in 2016, as compared to 2015, primarily due to a $4.9 million increase in depreciation expense related to our increased fixed assets, a $2.3 million increase in personnel related expenses resulting primarily from increased headcount, a $1.0 million increase in consulting expenses, and a $0.3 million increase in hardware and software maintenance expenses.

        Development and technology.    Development and technology expenses increased $3.0 million, or 15.6%, in 2016, as compared to 2015, primarily due to a $1.8 million increase in depreciation expense related to our increased fixed assets, a $0.7 million increase in cloud computing, hardware and software maintenance expenses, and a $0.4 million increase in consulting expenses.

        Selling and marketing.    Selling and marketing expenses decreased $0.9 million, or 4.7%, in 2016, as compared to 2015, due to a $1.4 million decrease in personnel related expenses which was primarily due to a management reorganization that included the elimination of the position of President in January 2016. The decrease was partially offset by a $0.3 million increase in consulting expenses and a $0.2 million increase in marketing and advertising expenses.

        General and administrative.    General and administrative expenses increased $7.4 million, or 32.9%, in 2016, as compared to 2015, primarily due to a $5.4 million increase in personnel related expenses, which is inclusive of a $4.0 million increase in stock-based compensation, resulting from increased headcount and the change in the structure and grant cycle of the RSUs granted to our Chief Executive Officer and Chief Financial Officer in 2016, $1.4 million expended on our contested proxy election for the 2016 annual meeting of stockholders, and a $0.6 million increase in professional fees.

        Amortization of intangible assets.    Amortization of intangible assets expense remained relatively consistent in 2016, as compared to 2015.

  Interest and Other Expense, Net

        Interest and other expense, net, increased $0.4 million in 2016, as compared to 2015, primarily due to increased interest expense incurred. In 2016 and 2015, we capitalized $0.8 million and $0.6 million, respectively, of interest expense.

  Income Tax Expense

        Income tax expense and our effective tax rate remained relatively consistent in 2016 and 2015.

        Our future effective tax rate depends on various factors, such as our level of future taxable income, tax legislation and credits and the geographic compositions of our pre-tax income. We do not expect to incur any significant income taxes until such time that we reverse our valuation allowance against our federal and state deferred tax assets upon return to sustained profitability.

  Non-controlling Interests

        Non-controlling interests increased $0.2 million, or 205.3% in 2016, as compared to 2015 primarily as a result of increased net income for a subsidiary, which was driven primarily by changes in the revenue mix to higher margin businesses and decreased operating expenses.

  Net Loss Attributable to Common Stockholders

        Our net loss for 2016 increased as compared to 2015, primarily as a result of the $24.2 million increase in costs and operating expenses, the $0.4 million increase in interest and other expense, net, and the $0.2 million increase in non-controlling interests. Cost increases were partially offset by the $19.7 million increase in revenues. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

  Adjusted EBITDA

        Adjusted EBITDA was $40.8 million in 2016, an increase of 37.7% from $29.6 million recorded in 2015. As a percent of revenue, Adjusted EBITDA was 25.6% in 2016, up from 21.2% of revenue in 2015. The Adjusted EBITDA increase was due primarily to the $10.8 million increase in depreciation and amortization expense, $3.4 million increase in stock-based compensation expenses, a $0.4 million increase in interest and other expense, net, and a $0.2 million increase in non-controlling interests. The increases were partially offset by the $5.0 million increase in our net loss attributable to common stockholders in 2016 compared to 2015. Our net loss attributable to common stockholders includes $1.4 million expended on our contested proxy election for the annual meeting of stockholders in 2016, which have been excluded from Adjusted EBITDA. We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax expense, interest and other expense, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual. For a discussion of Adjusted EBITDA and a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

Years ended December 31, 2015 and 2014

  Revenue

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands, except percentages)
Revenue:
DAS	$46,455	$38,259	$8,196	21.4
Military	19,898	4,486	15,412	343.6
Retail	31,763	40,336	(8,573)	(21.3)
Wholesale—Wi-Fi	21,923	15,209	6,714	44.1
Advertising and other	19,587	21,007	(1,420)	(6.8)

Total revenue	$139,626	$119,297	$20,329	17.0

Key business metrics:
DAS nodes	10.9	8.4	2.5	29.8
Subscribers—military	57	20	37	185.0
Subscribers—retail	204	254	(50)	(19.7)
Connects	105,335	81,413	23,922	29.4

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

  Adjusted EBITDA

        Adjusted EBITDA was $29.6 million in 2015, an increase of 46.0% from $20.3 million recorded in 2014. As a percentage of revenue, Adjusted EBITDA was 21.2% in 2015, up from 17.0% of revenue in 2014. The Adjusted EBITDA increase was due primarily to $10.7 million increase in depreciation and amortization expense and $2.2 million increase in stock-based compensation expense. The increases were partially offset by the $2.8 million increase in our net loss attributable to common stockholders, the $0.6 million decrease in non-controlling interests, and the $0.2 million decrease in income tax expense in 2015, as compared to 2014. We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax expense, interest and other expense, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual. For a discussion of Adjusted EBITDA and a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of December 31, 2016 consisted of $19.5 million of cash and cash equivalents and $54.8 million available for borrowing under our credit facility, $3.8 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

        Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in 2016 were $107.3 million, of which $76.9 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

        We have entered into a Credit Agreement (the "Credit Agreement") and related agreements, as amended with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank, and Citizens Bank, N.A. (the "Lenders"), for a secured credit facility in the form of a revolving line of credit up to $69.8 million, which was increased from $46.5 million in February 2016, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the "Revolving Line of Credit") and a term loan of $3.5 million (the "Term Loan" and together with the Revolving Line of Credit, the "Credit Facility"). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of December 31, 2016, $2.0 million was outstanding under the Term Loan and $15.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. For the year ended December 31, 2016, interest rates for our Credit Facility ranged from 3.0% to 3.6%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

        We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of December 31, 2016 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of December 31, 2016 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions.

        On September 11, 2015, we filed a shelf registration statement (the "Shelf Registration") on Form S-3 with the SEC that was declared effective by the SEC on September 17, 2015, which permitted us to offer up to $125.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. In February 2016, we filed a post-effective amendment to terminate the Shelf Registration and remove from registration the securities registered pursuant to the Shelf Registration. The Company's Board of Directors determined that having the Shelf Registration on file was no longer necessary due to the Company increasing the Revolving Line of Credit.

        We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures in 2017 will range from $20.0 million to $25.0 million, excluding capital expenditures for DAS build-out projects, which are reimbursed through revenue from our telecom operator customers. The majority of our 2017 capital expenditures will be used to build out and upgrade Wi-Fi networks at our managed and operated venues and to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

        The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$115,205	$98,575	$21,207
Net cash used in investing activities	(107,331)	(101,502)	(39,199)
Net cash (used in) provided by financing activities	(3,121)	8,843	(480)

  Net Cash Provided by Operating Activities

        In 2016, we generated $115.2 million of net cash from operating activities, an increase of $16.6 million from 2015. The increase is primarily due to a $7.4 million change in our operating assets and liabilities, a $10.8 million increase in depreciation and amortization expenses related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, and a $3.4 million increase in stock-based compensation expenses. The increases were partially offset by the $4.8 million increase in our net loss.

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

  Net Cash Used in Investing Activities

        In 2016, we used $107.3 million in investing activities, an increase of $5.8 million from 2015. This increase is due to a $4.2 million increase in purchases of property and equipment related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, and a $1.6 million decrease in cash provided by net proceeds from sales of marketable securities.

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

  Net Cash (Used in) Provided by Financing Activities

        In 2016, we used $3.1 million of cash for financing activities compared to $8.8 million in cash provided by financing activities in 2015. This change is primarily due to a $14.8 million decrease in net proceeds from our Credit Facility, a $1.4 million increase in cash paid for capital leases and notes payable, and a $0.3 million decrease in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period. These changes were partially offset by a $1.6 million increase in proceeds from exercise of stock options, $2.8 million of non-recurring payments made in 2015 related to business combinations, and a $0.2 million decrease in payments to our non-controlling interests.

        In 2015, we received $8.8 million of cash provided by financing activities compared to $0.5 million in cash used in financing activities in 2014. This change is primarily due to the $11.5 million increase in net proceeds from our Credit Facility, a $1.2 million decrease in acquisition related payments, a $0.6 million decrease in deferred financing costs, and a $0.2 million increase in proceeds from exercise of stock options. These changes were partially offset by $1.6 million of holdback consideration payments made to the previous AWG shareholders, $1.2 million in payments to acquire the remaining non-controlling interests in Concourse Communications Detroit, LLC from the non-controlling interest owners, a $0.6 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period, and $0.9 million in repayments made on our Term Loan during 2015.

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

  Contractual Obligations and Commitments

        The following table sets forth our contractual obligations and commitments as of December 31, 2016:

	Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Venue revenue share minimums(1)	$35,778	$7,561	$11,400	$8,234	$8,583
Operating leases for office space(2)	30,668	3,223	6,396	6,250	14,799
Open purchase commitments(3)	15,046	15,046	—	—	—
Credit Facility(4)	16,969	1,094	15,875	—	—
Capital leases for equipment and software(5)	5,821	2,870	2,951	—	—
Unrecognized tax benefits(6)	229	229	—	—	—
Notes payable(7)	2,784	1,123	1,661	—	—

Total	$107,295	$31,146	$38,283	$14,484	$23,382

(1)
Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)
Office space under non-cancellable operating leases.

(3)
Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our consolidated balance sheet as of December 31, 2016 as we have not received the related goods or services.

(4)
Long-term debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments of long-term debt.

(5)
Leased equipment, primarily for data communication and database software, under non-cancellable capital leases.

(6)
The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized (refer to Note 11 to the accompanying consolidated financial statements included in Part II, Item 8).

(7)
Notes payable assumed in our acquisition of Endeka in 2013 and loans payable related to financed equipment and prepaid maintenance service purchases.

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

        Interest rate risk.    Our Revolving Line of Credit and Term Loan bears, at the Company's election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender's Prime Rate as of December 31, 2016 would not have a material impact on net loss and cash flow.

        Foreign currency exchange rate risk.    We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2016 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. Dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

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

        The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and

Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report.

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

        Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

        Based on this assessment, management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The Report of Independent Registered Public Accounting Firm is filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

  Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2016.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.    Executive Compensation

        The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company's definitive Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Discussion and Analysis," and "Directors, Executive Officers and Corporate Governance," to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, will be included in the Company's definitive Proxy Statement under the caption "Certain Relationships and Related Party Transactions" to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required by Item 13 of Form 10-K regarding director independence will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Independence of the Board of Directors," to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 will be included in the Company's definitive Proxy Statement under the caption "Independent Registered Public Accounting Firm" to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.

 PART IV

Item 15.    Exhibits

        (a)   The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1)(2)  Financial Statements.    The following consolidated financial statements of Boingo Wireless, Inc., and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. The Exhibits begin on page F-39.

Item 16.    Form 10-K Summary

        Not applicable.

        All schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Boingo Wireless, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Boingo Wireless, Inc. and its subsidiaries ("Company") at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 13, 2017

Boingo Wireless, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,485	$14,718
Accounts receivable, net	42,978	43,552
Prepaid expenses and other current assets	5,344	3,876

Total current assets	67,807	62,146
Property and equipment, net	250,765	214,500
Goodwill	42,403	42,403
Intangible assets, net	13,783	16,055
Other assets	6,223	5,908

Total assets	$380,981	$341,012

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,516	$29,376
Accrued expenses and other liabilities	27,723	36,177
Deferred revenue	50,869	25,759
Current portion of long-term debt	1,094	875
Current portion of capital leases and notes payable	3,993	1,761

Total current liabilities	99,195	93,948
Deferred revenue, net of current portion	152,719	106,825
Long-term debt	15,875	16,750
Long-term portion of capital leases and notes payable	4,612	2,336
Deferred tax liabilities	3,208	2,965
Other liabilities	6,826	6,153

Total liabilities	282,435	228,977
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 38,562 and 37,325 shares issued and outstanding for 2016 and 2015, respectively	4	4
Additional paid-in capital	211,275	197,612
Accumulated deficit	(112,601)	(85,176)
Accumulated other comprehensive loss	(870)	(1,160)

Total common stockholders' equity	97,808	111,280
Non-controlling interests	738	755

Total stockholders' equity	98,546	112,035

Total liabilities and stockholders' equity	$380,981	$341,012

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenue	$159,344	$139,626	$119,297
Costs and operating expenses:
Network access	69,112	62,988	59,411
Network operations	42,307	33,537	25,475
Development and technology	22,126	19,147	14,879
Selling and marketing	18,729	19,653	16,382
General and administrative	29,719	22,356	17,460
Amortization of intangible assets	3,448	3,576	3,716

Total costs and operating expenses	185,441	161,257	137,323

Loss from operations	(26,097)	(21,631)	(18,026)
Interest and other expense, net	(459)	(66)	(41)

Loss before income taxes	(26,556)	(21,697)	(18,067)
Income tax expense	427	481	700

Net loss	(26,983)	(22,178)	(18,767)
Net income attributable to non-controlling interests	348	114	754

Net loss attributable to common stockholders	$(27,331)	$(22,292)	$(19,521)

Net loss per share attributable to common stockholders:
Basic	$(0.72)	$(0.60)	$(0.55)
Diluted	$(0.72)	$(0.60)	$(0.55)
Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	38,025	36,849	35,753
Diluted	38,025	36,849	35,753

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net loss	$(26,983)	$(22,178)	$(18,767)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	211	(604)	(411)

Comprehensive loss	(26,772)	(22,782)	(19,178)
Comprehensive income attributable to non-controlling interest	269	227	786

Comprehensive loss attributable to common stockholders	$(27,041)	$(23,009)	$(19,964)

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholder's Equity
Balance at December 31, 2013	35,226	$4	$182,927	$(43,363)	$—	$865	$140,433
Issuance of common stock under stock incentive plans	1,041	—	1,158	—	—	—	1,158
Shares withheld for taxes	—	—	(1,922)	—	—	—	(1,922)
Stock-based compensation expense	—	—	7,562	—	—	—	7,562
Non-controlling interest distributions	—	—	—	—	—	(623)	(623)
Net loss	—	—	—	(19,521)	—	754	(18,767)
Other comprehensive loss	—	—	—	—	(443)	32	(411)

Balance at December 31, 2014	36,267	4	189,725	(62,884)	(443)	1,028	127,430
Issuance of common stock under stock incentive plans	1,058	—	1,373	—	—	—	1,373
Shares withheld for taxes	—	—	(2,512)	—	—	—	(2,512)
Stock-based compensation expense	—	—	10,176	—	—	—	10,176
Purchase of non-controlling interest	—	—	(1,150)	—	—	—	(1,150)
Non-controlling interest distributions	—	—	—	—	—	(500)	(500)
Net loss	—	—	—	(22,292)	—	114	(22,178)
Other comprehensive loss	—	—	—	—	(717)	113	(604)

Balance at December 31, 2015	37,325	4	197,612	(85,176)	(1,160)	755	112,035
Issuance of common stock under stock incentive plans	1,237	—	2,984	—	—	—	2,984
Shares withheld for taxes	—	—	(2,827)	—	—	—	(2,827)
Stock-based compensation expense	—	—	13,412	—	—	—	13,412
Non-controlling interest distributions	—	—	—	—	—	(286)	(286)
Cumulative effect of a change in accounting principle	—	—	94	(94)	—	—	—
Net loss	—	—	—	(27,331)	—	348	(26,983)
Other comprehensive loss	—	—	—	—	290	(79)	211

Balance at December 31, 2016	38,562	$4	$211,275	$(112,601)	$(870)	$738	$98,546

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(26,983)	$(22,178)	$(18,767)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	49,202	38,293	27,446
Amortization of intangible assets	3,448	3,576	3,716
Bad debt expense	116	304	191
Impairment loss	66	242	959
Stock-based compensation	12,805	9,398	7,164
Change in fair value of contingent consideration	—	(114)	(811)
Change in deferred income taxes	303	320	468
Changes in operating assets and liabilities:
Accounts receivable	526	(16,050)	(11,583)
Prepaid expenses and other assets	(835)	(3,459)	(1,935)
Accounts payable	(465)	3,845	(2,252)
Accrued expenses and other liabilities	6,017	4,569	4,739
Deferred revenue	71,005	79,829	11,872

Net cash provided by operating activities	115,205	98,575	21,207

Cash flows from investing activities
Purchases of property and equipment	(107,271)	(103,116)	(70,945)
Proceeds from sales of marketable securities	—	1,614	58,511
Purchases of marketable securities	—	—	(27,163)
Decrease in restricted cash	—	—	545
Payments for asset and business acquisitions	(60)	—	(147)

Net cash used in investing activities	(107,331)	(101,502)	(39,199)

Cash flows from financing activities
Proceeds from credit facility	5,000	20,000	3,500
Principal payments on credit facility	(5,656)	(5,875)	—
Debt issuance costs	(124)	(62)	(711)
Proceeds from exercise of stock options	2,984	1,373	1,158
Payments of capital leases and notes payable	(2,212)	(814)	(627)
Payment of holdback consideration	—	(1,600)	—
Payment of other acquisition related consideration	—	(17)	(1,255)
Payments of withholding tax on net issuance of restricted stock units	(2,827)	(2,512)	(1,922)
Payments to non-controlling interest	(286)	(500)	(623)
Purchase of non-controlling interests	—	(1,150)	—

Net cash (used in) provided by financing activities	(3,121)	8,843	(480)
Effect of exchange rates on cash.	14	(47)	(17)

Net increase (decrease) in cash and cash equivalents	4,767	5,869	(18,489)
Cash and cash equivalents at beginning of year	14,718	8,849	27,338

Cash and cash equivalents at end of year	$19,485	$14,718	$8,849

Supplemental disclosure of cash flow information
Cash paid for interest	$418	$347	$33
Cash paid (received) for taxes, net of refunds	$163	$62	$(53)
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$16,976	$45,417	$11,647
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$6,629	$3,839	$361
Purchase of intangible asset	$1,150	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. The business

        Boingo Wireless, Inc. and its subsidiaries (collectively "we, "us", "our" or "the Company") is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated in April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems ("DAS") or small cells, which are cellular extension networks, Wi-Fi roaming, value-added services, private label Wi-Fi, and location based services. Retail products include Wi-Fi and TV services for military servicemen and women living in the barracks of U.S. Army, Air Force and Marines bases around the world, and Wi-Fi subscriptions and day passes that provide access to more than 1.5 million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world's largest carriers, telecommunications service providers and global consumer brands, as well as troops stationed at military bases and Internet savvy consumers on the go.

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

        In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payments including the following: entities record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; entities classify excess tax benefits as an operating activity in the statement of cash flows; entities elect an accounting policy to either estimate the number of forfeitures (current U.S. GAAP) or account for forfeitures when they occur; and entities can withhold up to the maximum individual statutory rate without classifying the awards as a liability with the cash paid to satisfy the statutory income tax withholding obligation classified as a financing activity in the statement

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

of cash flows. The standard provides for prospective, retrospective, or modified retrospective adoption of each of the changes, and the standard is effective for public entities for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt ASU 2016-09 as of January 1, 2016. As a result of this adoption, we recorded $6,933 and $589 of net deferred tax assets related to our federal and state net operating losses for excess windfall tax benefits, respectively, as of January 1, 2016. We established a full valuation allowance against those deferred tax assets as of January 1, 2016 based on the determination that it was more likely than not that those deferred tax assets would not be realized. We also elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis. The change in our accounting policy resulted in a $94 increase to additional paid-in capital and accumulated deficit as of January 1, 2016.

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern in connection with each annual and interim period. Management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year of the date the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt. The standard will be effective for the first annual period ending after December 15, 2016. Early adoption is permitted. We adopted this standard effective December 31, 2016. This standard did not have a material impact on our consolidated financial statements.

  Use of estimates

        The preparation of accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, uncertain tax positions, useful lives associated with property and equipment, valuation and useful lives of intangible assets, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

  Concentrations of credit risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with institutions with high credit ratings. We extend credit based upon the evaluation of the customer's financial condition and generally collateral is not required. We maintain an allowance for doubtful accounts based upon expected collectability of accounts receivable. We primarily estimate our allowance for doubtful accounts based on a specific review of significant outstanding accounts receivable. For the year ended December 31, 2016, two customers accounted for 23% of total revenue. For the years ended December 31, 2015 and 2014, one customer accounted for 17% and 15% of total revenue, respectively. At December 31, 2016, three customers accounted for 26%, 18% and 17% of the

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

total accounts receivable, respectively. At December 31, 2015, four customers accounted for 28%, 19%, 19% and 10% of the total accounts receivable, respectively.

  Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less when acquired. At December 31, 2016 and 2015, cash equivalents consisted of money market funds.

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

        The carrying amount reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximates fair value due to the short duration and nature of these financial instruments.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        The estimated useful lives for property and equipment are as follows:

Software	2 to 5 years
Computer equipment	3 to 5 years
Furniture, fixtures and office equipment	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 2 to 18 years

        Leasehold improvements are principally comprised of network equipment located at various managed and operated locations, primarily airports, under exclusive, long-term, non-cancelable contracts to provide wireless communication network access. We capitalize certain costs for our network equipment during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continue to capitalize costs until the network equipment is substantially completed and ready for use. Cost for network equipment includes capitalized interest.

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

        Currently, we have one reporting unit, one operating segment and one reportable segment. At December 31, 2016 and 2015, all of the goodwill was attributed to our reporting unit. We tested our

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

goodwill for impairment using a market based approach and no impairment was identified as the fair value of our reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

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

  Foreign currency translation

        Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders' equity in our consolidated balance sheets. As of December 31, 2016 and December 31, 2015, the Company had $(870) and $(1,160), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of December 31, 2016 and December 31, 2015 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

  Advertising, marketing and promotion costs

        Advertising production costs are expensed the first time the advertisement is run. No advertising production costs were capitalized for the years ended December 31, 2016, 2015 and 2014. All other costs of advertising, marketing and promotion are expensed as incurred. Advertising expenses charged to operations totaled $1,925, $1,703 and $1,350 for the years ended December 31, 2016, 2015 and 2014, respectively.

  Stock-based compensation

        Our stock-based compensation consists of stock options, and restricted stock units ("RSU") granted to employees and non-employees. We have shifted our stock-based compensation from stock options to RSUs and no stock options were granted in 2016 and 2015.

        We recognize stock-based compensation expense in accordance with guidance provided by FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). We measure employee stock-based compensation cost at grant date, based on the estimated fair value of the award and recognize the cost on a straight-line basis, net of forfeitures, over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes option pricing model. The model requires input of assumptions regarding expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average assumptions that were used to calculate the grant date fair value of our employee stock option grants are as follows:

2014
Expected term (years)	6.25
Expected volatility	48.6%
Risk-free interest rate	1.8%
Dividend yield	0%

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

        As stock-based compensation expense recognized in our accompanying consolidated statements of operations is based on awards ultimately expected to vest, the amount has been reduced for forfeitures. We early adopted the provisions of ASU 2016-09 on January 1, 2016 and elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis. Prior to January 1, 2016, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience and future expectations.

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

        Under the terms of the LLC agreement for CCDG, we are generally required to distribute annually to the CCDG non-controlling interest holders 30% of allocated net profits less capital expenditures of the preceding year. For the years ended December 31, 2016, 2015 and 2014, we made distributions of $286, $500 and $623, respectively, to non-controlling interest holders of CCDG.

        Under the terms of the LLC agreement for BHPL, we attributed profits and losses to the non-controlling interest in BHPL in proportion to their holdings. For the years ended December 31, 2016, 2015 and 2014, we made no distributions to the non-controlling interest holder of BHPL.

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

  Net loss per share attributable to common stockholders

        Basic net loss per share attributable to common stockholders is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders adjusts the basic weighted average number of shares of common stock outstanding for the potential dilution that could occur if stock options and RSUs were exercised or converted into common stock. Our common stockholders are not entitled to receive any dividends.

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

        The following is a summary of our revenue by primary revenue source:

	Year Ended December 31,
	2016	2015	2014
Revenue:
DAS	$58,182	$46,455	$38,259
Military	39,975	19,898	4,486
Retail	26,636	31,763	40,336
Wholesale—Wi-Fi	22,221	21,923	15,209
Advertising and other	12,330	19,587	21,007

Total revenue	$159,344	$139,626	$119,297

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  Recent accounting pronouncements

        In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies how an entity is required to test goodwill for impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. We do not expect that this standard will have a material impact on our consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We do not expect that this standard will have a material impact on our consolidated financial statements.

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

        In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The FASB has subsequently issued several updates and proposals to clarify guidance to be applied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic (606): Deferral of the Effective Date, to defer the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in the new revenue standard. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief and clarifies the scope and application of the new revenue standard and related cost guidance. The standard, as amended, will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the new standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have selected January 1, 2018 as our effective date but we have not yet selected a transition method. We are currently evaluating the adoption approach. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and our ability to maintain two sets of financials under current and new standards if we were to adopt the full retrospective approach. We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. While we continue to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of revenue.

3. Cash and cash equivalents

        Cash and cash equivalents consisted of the following:

	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$17,246	$12,488
Money market accounts	2,239	2,230

Total cash and cash equivalents	$19,485	$14,718

        For the years ended December 31, 2016, 2015 and 2014, interest income was $8, $66 and $114, respectively, which is included in interest and other expense, net in the accompanying consolidated statements of operations.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

4. Accounts receivables, net and other receivables

        Accounts receivable, net of allowances for doubtful accounts and other receivables consisted of the following:

	December 31,
	2016	2015
Trade receivables, net of allowances	$39,404	$41,736
Unbilled access fees	21	1,654
Unbilled platform service arrangements	3,553	162

Accounts receivable, net	$42,978	$43,552

Unbilled access fees	$867	$360
Unbilled platform service arrangements	694	3,472

Non-current other receivables	$1,561	$3,832

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

        Included in accounts receivables, net for the periods indicated was the allowance for doubtful accounts, which consisted of the following:

Allowance for Doubtful Accounts
Balance, December 31, 2013	$345
Additions charged to operations	191
Deductions from reserves, net	(142)

Balance, December 31, 2014	394
Additions charged to operations	304
Deductions from reserves, net	(93)

Balance, December 31, 2015	605
Additions charged to operations	116
Deductions from reserves, net	(279)

Balance, December 31, 2016	$442

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

5. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consisted of the following:

	December 31,
	2016	2015
Accrued construction in progress	$6,753	$21,696
Revenue share	5,611	4,560
Accrued customer liabilities	4,651	1,603
Salaries and wages	3,001	3,074
Accrued taxes	1,761	916
Accrued partner network	1,022	969
Accrued professional fees	1,183	651
Deferred rent	354	22
Other	3,387	2,686

Total accrued expenses and other liabilities	$27,723	$36,177

6. Property and equipment

        The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	December 31,
	2016	2015
Leasehold improvements	$358,477	$243,743
Software	33,349	24,349
Construction in progress	18,859	57,692
Computer equipment	10,878	10,366
Furniture, fixtures and office equipment	1,760	1,738

Total property and equipment	423,323	337,888
Less: accumulated depreciation and amortization	(172,558)	(123,388)

Total property and equipment, net	$250,765	$214,500

        Included in property and equipment at December 31, 2016 and 2015 was equipment acquired under capital leases totaling $8,780 and $5,080, respectively, and related accumulated depreciation and amortization of $2,352 and $932, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

6. Property and equipment (Continued)

        Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated on a specific identification basis as follows on the accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2016	2015	2014
Network access	$27,013	$22,666	$18,074
Network operations	13,966	9,058	5,662
Development and technology	7,207	5,441	3,381
General and administrative	1,016	1,128	329

Total depreciation and amortization of property and equipment	$49,202	$38,293	$27,446

        During the years ended December 31, 2016 and 2015, the company recognized $54 and $215, respectively, of impairment losses primarily related to build-out projects that were abandoned.

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

7. Intangible assets

        The following table sets forth the changes in our intangible assets balance, for all periods presented:

Intangible Assets
Balance, December 31, 2014	$19,676
Amortization expense	(3,594)
Impairment loss	(27)

Balance, December 31, 2015	16,055
Additions	1,210
Amortization expense	(3,470)
Impairment loss	(12)

Balance, December 31, 2016	$13,783

        In November 2016, we acquired a caching technology intangible asset for $1,250 which was valued at the date of acquisition based on Level 3 inputs. $1,150 of the purchase price was paid in January

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Intangible assets (Continued)

2017. The identifiable intangible asset was valued at fair value at $1,210 using the cost savings and replacement cost methods using a discount rate of 20%. The remaining purchase price was expensed as it related to the settlement of a pre-existing contractual relationship. The caching technology has an estimated useful life of 4 years.

        During 2016 and 2014, we recorded impairment losses for certain patent applications that we abandoned. During 2015, we recorded impairment losses for the termination of a contract and certain patent applications that we abandoned.

        Intangible assets at December 31, 2016 consist of the following:

	Historical Cost	Accumulated Amortization	Net
Venue contracts	$23,601	$(13,276)	$10,325
Non-compete agreements	3,590	(2,274)	1,316
Technology	3,520	(1,742)	1,778
Advertiser relationships	70	(62)	8
Patents, trademarks and other	1,034	(678)	356

	$31,815	$(18,032)	$13,783

        Intangible assets at December 31, 2015 consist of the following:

	Historical Cost	Accumulated Amortization	Net
Venue contracts	$23,630	$(11,104)	$12,526
Non-compete agreements	3,590	(1,556)	2,034
Technology	2,310	(1,295)	1,015
Advertiser relationships	70	(48)	22
Patents, trademarks and other	1,034	(576)	458

	$30,634	$(14,579)	$16,055

        The decrease in our intangible assets cost and accumulated amortization balances from 2015 to 2016 related to the write-off of intangible assets that were impaired as well as intangible assets that have expired.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Intangible assets (Continued)

        Amortization expense for fiscal years 2017 through 2021 and thereafter is as follows:

Year	Amortization Expense
2017	$3,517
2018	2,674
2019	1,937
2020	1,832
2021	1,455
Thereafter	2,368

$13,783

8. Fair value measurement

        The following table sets forth our financial assets that are measured at fair value on a recurring basis:

At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$2,239	$—	$—	$2,239

Total assets	$2,239	$—	$—	$2,239

At December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$2,230	$—	$—	$2,230

Total assets	$2,230	$—	$—	$2,230

9. Stockholders' equity

        At December 31, 2016 and 2015, we are authorized to issue up to 100,000,000 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the "2001 Plan") and 2011 Equity Incentive Plan (the "2011 Plan"), as amended. Refer to Note 14 for a discussion of the 2011 Plan amendments.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Stockholders' equity (Continued)

        The amount of such shares of common stock reserved for these purposes is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Outstanding stock options under the 2001 Plan	1,090	1,220
Outstanding stock options under the 2011 Plan	1,994	2,528
Outstanding RSUs under the 2011 Plan	3,825	1,819
Shares available for grant under the 2011 Plan	2,576	3,682

Total	9,485	9,249

10. Credit Facility

        We have entered into a Credit Agreement (the "Credit Agreement") and related agreements, as amended, with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the "Lenders"), for a secured credit facility in the form of a revolving line of credit of up to $69,750, which was increased from $46,500 in February 2016, with an option to increase the available amount to $86,500 upon the satisfaction of certain conditions (the "Revolving Line of Credit") and a term loan of $3,500 (the "Term Loan" and together with the Revolving Line of Credit, the "Credit Facility"). We may use borrowings under the credit facility for general working capital and corporate purposes. In general, amounts borrowed under the Credit Facility are secured by a lien against all of our assets, with certain exclusions.

        As of December 31, 2016 and 2015, $15,000 and $15,000, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within long-term debt in our consolidated balance sheet as of December 31, 2016 as we do not expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at the Company's election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of December 31, 2016 and 2015, $1,969 and $2,625, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Credit Facility (Continued)

        Principal payments due under our Term Loan for fiscal years 2017 through 2018 is as follows:

Year	Principal Payments
2017	$1,094
2018	875

$1,969

        The Company is subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. The Company was in compliance with all financial covenants as of December 31, 2016.

        The Company incurred $124 of additional debt issuance costs in February 2016 and $62 of additional debt issuance costs in August 2015. Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other expense in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015. Amortization and interest expense capitalized amounted to $823 for the year ended December 31, 2016. Amortization and interest expense recorded amounted to $309 for the year ended December 31, 2016. Amortization and interest expense capitalized amounted to $648 for the year ended December 31, 2015. Amortization and interest expense recorded amounted to $34 for the year ended December 31, 2014. Interest rates for our Credit Facility for the year ended December 31, 2016 ranged from 3.0% to 3.6%, and the interest rate was 3.3% at December 31, 2016.

        Amortization expense for our debt issuance costs for fiscal years 2017 through 2018 is as follows:

Year	Amortization Expense
2017	$241
2018	216

$457

        As of December 31, 2016 and 2015, the carrying amount reflected in the accompanying consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value (Level 2) based on the variable nature of the interest rates and lack of significant change in our credit risk.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes

        The income tax expense (benefit) by jurisdiction consists of the following for the years ended December 31:

	2016	2015	2014
U.S. federal:
Current	$55	$27	$6
Deferred	345	319	328

Total U.S. federal	$400	$346	$334

U.S. state and local:
Current	$69	$134	$226
Deferred	(42)	1	140

Total U.S. state and local	$27	$135	$366

        Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following for the years ended December 31:

	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
State and local	2.2	4.1	4.6
Foreign rate differential	(0.4)	(0.5)	(0.7)
Stock options	(1.5)	(1.5)	(0.5)
Excess tax benefits from stock-based compensation	2.8	—	—
Non-controlling interests	0.6	0.5	1.9
Valuation allowance	(38.9)	(39.0)	(45.1)
Uncertain tax positions	(0.2)	(0.1)	(0.1)
Return to provision	—	—	0.6
Other	(0.2)	0.3	1.4

Income taxes	(1.6)%	(2.2)%	(3.9)%

        We have a foreign subsidiary in the United Kingdom, which has generated losses since inception resulting in a $1,660 deferred tax asset with a corresponding valuation allowance as of December 31, 2016. We also have a majority owned foreign subsidiary in Brazil, which has generated losses since inception resulting in a $466 deferred tax asset with a corresponding valuation allowance as of December 31, 2016. Foreign loss before income taxes was $856, $1,381, and $1,251 for 2016, 2015, and 2014, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following for the years ended December 31:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$23,669	$16,895
Outside basis differences for U.S. partnerships	16,121	6,190
Stock options	5,307	3,882
Deferred revenue	526	376
Deferred compensation	199	301
State taxes	49	67
Other	1,622	1,312
Valuation allowance	(36,331)	(19,548)

Net deferred tax assets	11,162	9,475
Deferred tax liabilities:
Intangible assets	(5,658)	(6,268)
Property and equipment	(8,712)	(6,172)

Net deferred tax liabilities	(14,370)	(12,440)

Net deferred taxes	$(3,208)	$(2,965)

        As noted above, we adopted ASU 2016-09 as of January 1, 2016. As a result of the adoption of ASU 2016-09, excess windfall tax benefits and tax deficiencies related to our stock option exercises and RSU vestings are recognized as an income tax benefit or expense in our consolidated statements of operations in the period they are deducted on the income tax return. Prior to January 1, 2016, excess windfall tax benefits were not included as components of gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits were not recognized until they resulted in a reduction of taxes payable.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, we had federal net operating loss carryforwards of approximately $55,780 and $55,278, respectively, state net operating loss carryforwards of approximately $56,006 and $68,614, respectively, and foreign net operating loss carryforwards of $9,672 and $9,042, respectively. The federal net operating loss carryforwards will begin to expire in 2025, and our foreign net operating loss carryforwards have an indefinite life. Our state net operating loss carryforwards are principally related to California net operating losses and will begin to expire in 2017. Our ability to utilize certain of our net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation Allowance
Balance, December 31, 2013	$4,101
Additions charged to operations	8,369
Decrease credited to operations	—

Balance, December 31, 2014	12,470
Additions charged to operations	7,078
Decrease credited to operations	—

Balance, December 31, 2015	19,548
Additions charged to operations	16,783
Decrease credited to operations	—

Balance, December 31, 2016	$36,331

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

        We recognized interest and penalties related to income tax matters in income taxes. Interest and penalties were not material during the years ended December 31, 2016, 2015, and 2014.

        We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. As of December 31, 2016 and 2015, we had $380 and $363 in uncertain tax positions, respectively, $84 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of December 31, 2016 and 2015, we have accrued $67 and $50, respectively for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our consolidated statements of operations. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2016 was $229.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        A reconciliation of our unrecognized tax benefits, excluding interest and penalties, is as follows:

Uncertain Tax Positions
Balance, December 31, 2014	$392
Additions for current period tax positions	—
Effective settlement during the current period	(79)

Balance, December 31, 2015 and 2016	$313

        Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2013 and forward are subject to examination by the IRS and our tax years 2012 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

12. Commitments and contingencies

  Capital and operating leases

        We lease space in managed and operated locations, primarily airports, under exclusive long-term, non-cancellable contracts to provide Wi-Fi connectivity and cellular phone access to our DAS network. Our leases generally contain initial terms that range up to 20 years. The agreements generally contain renewal clauses and may include escalation clauses. Minimum rent expense is recorded on a straight-line basis over the term of the lease. Rent expense related to our leases for the years ended December 31, 2016, 2015 and 2014 was $27,140 $25,099 and $29,434, respectively.

        We lease equipment, primarily data communication equipment and database software under non-cancellable capital leases that will expire over the next three years. The leases are collateralized by the equipment under the lease. Interest expense associated with the capital leases for the years ended December 31, 2016, 2015 and 2014 was $158, $58 and $33, respectively. We also lease office space under non-cancellable operating leases and our long-term office leases may include escalation clauses, rent holidays, and/or leasehold improvement incentives. Rent expense for our leases of office facilities, which is recorded on a straight-line basis over the term of the lease, for the years ended December 31, 2016, 2015 and 2014 was $2,993, $2,995 and $1,621, respectively. Included in rent expense for the years ended December 31, 2015 and 2014 was sublease income of $13 and $27, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Commitments and contingencies (Continued)

        Future minimum lease obligations under non-cancellable operating and capital leases at December 31, 2016 are as follows:

Years ended December 31,	Capital Leases	Operating Leases and Venue Guarantees
2017	$3,035	$10,784
2018	2,105	10,112
2019	924	7,684
2020	—	7,306
2021	—	7,178
Thereafter	—	23,382

Minimum lease payments	6,064	$66,446

Less: Amounts representing interest ranging from 3.1% to 7.7%	(243)

Minimum lease payments	$5,821

Current portion	$2,870

Non-current portion	$2,951

        As of December 31, 2016 and 2015, the carrying amount reflected in the accompanying consolidated balance sheets for the current portion of capital leases of $2,870 and $1,610, respectively, and long-term portion of capital leases of $2,951 and $2,217, respectively, approximates fair value (Level 2) based on the lack of significant change in our credit risk.

  Notes payable

        We purchase data communication equipment under financing arrangements with a non-related third party. Our agreements are collateralized by the equipment and generally contain three year terms. Interest rates for outstanding notes payable range from 2.0% to 4.8%.

        Future payments at December 31, 2016 are as follows:

Year	Notes Payable
2017	$1,123
2018	1,109
2019	552

$2,784

        As of December 31, 2016 and 2015, the carrying amount reflected in the accompanying consolidated balance sheets for the current portion of notes payable of $1,123 and $151, respectively, and long-term portion of notes payable of $1,661 and $119, respectively, approximates fair value (Level 2) based on the lack of significant change in our credit risk.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Commitments and contingencies (Continued)

  Letters of credit

        We have entered into Letter of Credit Authorization agreements (collectively, "Letters of Credit"), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of December 31, 2016, we have Letters of Credit totaling $3,840 that are scheduled to expire or renew over the next one year period. There have been no drafts drawn under these Letters of Credit as of December 31, 2016.

  Legal proceedings

        From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

  Indemnification

        Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable. We have never paid a claim, nor have we been sued in connection with these indemnification provisions. At December 31, 2016 and 2015, we have not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation in connection with these guarantees is not probable.

  Employment contracts

        As of December 31, 2016, we have entered into employment contracts with nine of our officers. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by us without cause or by the officer for good reason. In addition, in order to assure that they would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change in control, the contract also generally provides for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Commitments and contingencies (Continued)

  Other matters

        We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We believe this claim to be without merit and plan to defend against such claim. As of December 31, 2016, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

13. Stock repurchases

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company's common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the years ended December 31, 2016, 2015, and 2014. As of December 31, 2016, the remaining approved amount for repurchases was approximately $5,180.

14. Stock incentive plans

        In March 2011, our board of directors approved the 2011 Plan. The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. As of December 31, 2016, 12,004,534 shares of common stock were reserved for issuance. As of December 31, 2016, options to purchase 5,229,486 shares of common stock and 7,096,225 RSUs have been granted under the 2011 Plan.

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

        No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan, and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2016, options to purchase 1,089,702 shares of common stock were outstanding under the 2001 Plan.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans (Continued)

        The following table summarizes our stock-based compensation expense included in the consolidated statements of operations for 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Network operations	$2,144	$1,504	$1,356
Development and technology	1,070	731	600
Selling and marketing	1,842	3,411	2,017
General and administrative	7,749	3,752	3,191

Total stock-based compensation expense	$12,805	$9,398	$7,164

        For the year ended December 31, 2016 and 2015, we capitalized $727 and $778, respectively, of stock-based compensation expense.

  Stock option awards

        We grant stock option awards to both employees and non-employee directors. The grant date for these awards is the same as the measurement date. The stock option awards generally vest over a four year service period with 25% vesting when the individual completes 12 months of continuous service and the remaining 75% vesting monthly thereafter. These awards are valued as of the measurement date and the stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period. A summary of the activity for stock option awards for 2016 is presented below:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,748	$6.89	5.0	$6,611
Exercised	(532)	$5.61
Canceled/forfeited	(132)	$8.79

Outstanding at December 31, 2016	3,084	$7.04	3.8	$17,145

Exercisable at December 31, 2016	2,971	$7.07	3.6	$16,468

        The aggregate intrinsic value in the table above represents the difference between the estimated fair value of our common stock at December 31, 2016 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2016. The intrinsic value changes are based on the estimated fair value of our common stock.

        Stock options to purchase approximately 532,000, 440,000 and 458,000 shares of our common stock were exercised during the years ended December 31, 2016, 2015 and 2014 for cash proceeds of $2,984, $1,373 and $1,158, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $1,675, $2,214 and $2,027, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans (Continued)

        The weighted average grant date fair value of options granted for the year ended December 31, 2014 was $2.92.

        At December 31, 2016, the total remaining stock-based compensation expense for unvested stock option awards is $323, which is expected to be recognized over a weighted average period of 0.8 years.

  Restricted stock unit awards

        We grant time-based restricted stock units ("RSUs") to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel generally vest over a three-year period subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one-year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

        We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company's revenue growth and, for awards granted during the year ended December 31, 2016, EBITDA growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

        In 2016, our Compensation Committee determined to adjust its practice of making annual long-term equity grants and instead adopted a compensation cycle whereby it granted equity awards to our Chief Executive Officer and Chief Financial Officer covering the number of shares it might otherwise have granted in 2016 through 2018, with "cliff" vesting dates in 2019. These grants were made to focus our Chief Executive Officer and Chief Financial Officer on the Company's overall long-term corporate and strategic goals, eliminate intervening quarterly vesting dates that force them to sell shares in the market to cover taxes triggered upon vesting, and strengthen the Company's ability to retain our senior management team over the next three years. As a result of these larger-than-usual RSU grants, the Compensation Committee does not intend to grant additional equity awards to our Chief Executive Officer and Chief Financial Officer until 2019.

        A summary of the RSU activity in 2016 is as follows:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	1,819	$6.39
Granted	3,200	$6.42
Vested	(1,054)	$6.85
Canceled/forfeited	(140)	$7.07

Non-vested at December 31, 2016	3,825	$6.55

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans (Continued)

        During the year ended December 31, 2016, 1,054,024 shares of RSUs vested. The Company issued 704,787 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

        At December 31, 2016, the total remaining stock-based compensation expense for unvested RSU awards is $17,831, which is expected to be recognized over a weighted average period of 2.0 years.

15. Employee benefit plan

        We have a defined contribution savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet the IRS requirements and allows participants to contribute a portion of their annual compensation on a pre-tax basis. Prior to January 1, 2016, the Company's matching contributions to the plan were made at the discretion of the board of directors and vesting in the Company's matching contributions were based on four years of continuous credited service. Effective January 1, 2016, the plan was amended to provide for company matching contributions that are paid each pay period and employees are immediately vested in all of the Company's matching contributions regardless of the employee's length of service with the Company. Employer contributions of $819, $511 and $393 were made to the plan by us in 2016, 2015 and 2014, respectively.

16. Net loss per share attributable to common stockholders

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(27,331)	$(22,292)	$(19,521)
Denominator:
Weighted average number of common stock, basic and diluted	38,025	36,849	35,753
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.72)	$(0.60)	$(0.55)

        For the years ended December 31, 2016, 2015 and 2014, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

17. Quarterly financial data (unaudited)

        Summarized unaudited quarterly financial data for fiscal years 2016 and 2015 are as follows:

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Revenue	$34,499	$39,075	$40,796	$44,974
Loss from operations	$(9,667)	$(6,969)	$(5,387)	$(4,074)
Net loss attributable to common stockholders	$(9,984)	$(7,266)	$(5,709)	$(4,372)
Basic and diluted loss per share	$(0.27)	$(0.19)	$(0.15)	$(0.11)

	Quarter Ended
2015	March 31	June 30	September 30	December 31
Revenue	$29,392	$34,277	$37,186	$38,771
Loss from operations	$(7,603)	$(5,765)	$(4,759)	$(3,504)
Net loss attributable to common stockholders	$(7,882)	$(5,937)	$(4,819)	$(3,654)
Basic and diluted loss per share	$(0.22)	$(0.16)	$(0.13)	$(0.10)

        Losses per share are computed separately for each quarter and the full year using the respective weighted average number of shares. Therefore, the sum of the quarterly losses per share amounts may not equal the annual amounts reported.

18. Subsequent events

  Equity Incentive Plan

        In February 2017, we granted approximately 88,000 time-based RSUs to certain executive officers that vest quarterly over three years of continuous service and approximately 88,000 performance-based RSUs (assuming at-target achievement) that vest upon achievement of performance objectives through December 31, 2018. 66 2/3% of the performance-based RSUs will vest on a determination date not to exceed March 15, 2019, another 8 1/3% will vest on May 1, 2019, and an additional 8 1/3% will vest quarterly thereafter upon completion of continuous service.

        We also granted approximately 304,000 time-based RSUs to non-executive personnel that will vest quarterly over three years of continuous service.

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

        (b)   Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Description	Form	Date	Number
3.2	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2
3.4	Amended and Restated Bylaws.	8-K	12/29/2015	3.1
4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2011.	S-1	04/13/2011	4.1
4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2
10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1
10.2	Amended and Restated 2001 Stock Incentive Plan.†	S-1	01/14/2011	10.2
10.3	Form of Amended and Restated 2001 Stock Plan Stock Option Agreement.†	S-1	01/14/2011	10.3
10.4	2011 Equity Incentive Plan and forms of agreements thereunder.†	S-1	03/21/2011	10.4
10.5	2011 Equity Incentive Plan Notice of Stock Unit Award (Performance Stock Units).†	8-K	03/07/2014	99.1
10.5A	Amended and Restated 2011 Equity Incentive Plan.	10-Q	08/10/2015	10.1
10.6	Letter agreement between the Registrant and David Hagan, dated April 11, 2011.†	S-1	04/13/2011	10.5
10.7	2010 Management Incentive Compensation Plan.†	S-1	01/14/2011	10.7
10.8	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8
10.9	Lease Amendment dated August 19, 2014 between CA-10960 Wilshire Limited Partnership and Registrant.	10-Q	11/10/2014	10.1
10.10	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.^	S-1	04/29/2011	10.9
10.10A	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Description	Form	Date	Number
10.11	Amendment Agreement, dated December 31, 2014 between the Registrant and the City of Chicago.^	10-K	03/16/2015	10.11
10.12	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10
10.13	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10A
10.14	Supplemental Agreement, dated June 30, 2002 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.2
10.15	Supplemental Agreement, dated November 30, 2006 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.3
10.16	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.#	10-Q	11/12/2013	10.17
10.17	Supplemental Agreement, dated July 21, 2014 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.4
10.18	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11
10.19	Letter agreement between the Registrant and Peter Hovenier, dated April 1, 2013.†	8-K	04/02/2013	10.1
10.20	Letter Agreement between the Registrant and Nick Hulse, dated May 1, 2013.†	10-Q	05/10/2013	10.16
10.21	Letter agreement between the Registrant and Dawn Callahan, dated January 1, 2013.†	10-K	03/17/2014	10.15
10.22	Letter agreement between the Registrant and Tom Tracey, dated September 23, 2011.†	10-K	03/17/2014	10.16
10.23	Letter agreement between the Registrant and Derek Peterson, dated January 30, 2013.†	10-K	03/17/2014	10.17
10.24	Credit agreement between the Registrant and Bank of America, N.A.^	10-K	03/16/2015	10.24
10.25	First Amendment to Credit Agreement.	10-Q	08/10/2015	10.2
10.26	Form of Vesting Extension Agreement†	8-K	02/03/2016	99.1
10.27	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (2016 Performance Stock Units) under 2011 Equity Incentive Plan.†	8-K	02/03/2016	99.2

Incorporated by Reference
Filed Herewith
Exhibit No.	Description	Form	Date	Number
10.28	Joinder Agreement dated as of February 23, 2016, by and among the Registrant, Bank of America, N.A., Silicon Valley Bank and Citizens Bank, N.A.	8-K	02/25/2016	10.1
10.29	Cooperation Agreement, dated June 1, 2016, by and among Boingo Wireless, Inc., each of Ides Capital Management LP, Ides Capital Opportunities Fund, LP, Ides Capital Advisors LLC, Ides Capital Partners LP, Ides Capital GP LLC, Dianne McKeever, Robert Longnecker, and each of Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, Bradley S. Vizi and Raymond White.	8-K	06/01/2016	10.1
21.1	List of subsidiaries.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2017.

BOINGO WIRELESS, INC.
By:	/s/ DAVID HAGAN David Hagan Chief Executive Officer and Chairman of the Board

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

/s/ DAVID HAGAN David Hagan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2017
/s/ PETER HOVENIER Peter Hovenier	Chief Financial Officer (Principal Financial Officer)	March 13, 2017
/s/ MAURY AUSTIN Maury Austin	Director	March 13, 2017
/s/ CHARLES BOESENBERG Charles Boesenberg	Director	March 13, 2017
/s/ DAVID CUTRER David Cutrer	Director	March 13, 2017

/s/ CHUCK DAVIS Chuck Davis	Director	March 13, 2017
/s/ MICHAEL FINLEY Michael Finley	Director	March 13, 2017
/s/ TERRELL JONES Terrell Jones	Director	March 13, 2017
/s/ KATHY MISUNAS Kathy Misunas	Director	March 13, 2017
/s/ LANCE ROSENZWEIG Lance Rosenzweig	Director	March 13, 2017