Form 10-Q
period 2017-03-31
BOINGO WIRELESS INC
filed 2017-05-08
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of April 28, 2017, there were 38,984,462 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$18,978	$19,485
Accounts receivable, net	28,150	42,978
Prepaid expenses and other current assets	5,587	5,344
Total current assets	52,715	67,807
Property and equipment, net	250,935	250,765
Goodwill	42,403	42,403
Intangible assets, net	12,867	13,783
Other assets	6,228	6,223
Total assets	$365,148	$380,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,036	$15,516
Accrued expenses and other liabilities	25,327	27,723
Deferred revenue	55,081	50,869
Current portion of long-term debt	875	1,094
Current portion of capital leases and notes payable	4,243	3,993
Total current liabilities	95,562	99,195
Deferred revenue, net of current portion	150,764	152,719
Long-term debt	10,656	15,875
Long-term portion of capital leases and notes payable	4,128	4,612
Deferred tax liabilities	3,386	3,208
Other liabilities	6,723	6,826
Total liabilities	271,219	282,435

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 38,951 and 38,562 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	213,510	211,275
Accumulated deficit	(119,481)	(112,601)
Accumulated other comprehensive loss	(808)	(870)
Total common stockholders’ equity	93,225	97,808
Non-controlling interests	704	738
Total stockholders’ equity	93,929	98,546
Total liabilities and stockholders’ equity	$365,148	$380,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenue	$44,333	$34,499
Costs and operating expenses:
Network access	19,407	14,678
Network operations	11,263	10,450
Development and technology	6,334	5,353
Selling and marketing	4,893	4,668
General and administrative	8,103	8,152
Amortization of intangible assets	911	865
Total costs and operating expenses	50,911	44,166
Loss from operations	(6,578)	(9,667)
Interest and other income (expense), net	4	(30)
Loss before income taxes	(6,574)	(9,697)
Income tax expense	199	238
Net loss	(6,773)	(9,935)
Net income attributable to non-controlling interests	107	49
Net loss attributable to common stockholders	$(6,880)	$(9,984)

Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.27)
Diluted	$(0.18)	$(0.27)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	38,712	37,554
Diluted	38,712	37,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(6,773)	$(9,935)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	46	93
Comprehensive loss	(6,727)	(9,842)
Comprehensive income attributable to non-controlling interest	91	14
Comprehensive loss attributable to common stockholders	$(6,818)	$(9,856)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2016	38,562	$4	$211,275	$(112,601)	$(870)	$738	$98,546
Issuance of common stock under stock incentive plans	389	—	439	—	—	—	439
Shares withheld for taxes	—	—	(1,562)	—	—	—	(1,562)
Stock-based compensation expense	—	—	3,358	—	—	—	3,358
Non-controlling interest distributions	—	—	—	—	—	(125)	(125)
Net loss	—	—	—	(6,880)	—	107	(6,773)
Other comprehensive income (loss)	—	—	—	—	62	(16)	46
Balance at March 31, 2017	38,951	$4	$213,510	$(119,481)	$(808)	$704	$93,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,773)	$(9,935)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,985	10,308
Amortization of intangible assets	911	865
Bad debt expense	2	—
Loss on disposal of fixed assets	9	19
Stock-based compensation	3,044	3,605
Change in deferred income taxes	121	140
Changes in operating assets and liabilities:
Accounts receivable	14,844	845
Prepaid expenses and other assets	(301)	(149)
Accounts payable	(2,434)	4,659
Accrued expenses and other liabilities	(1,132)	726
Deferred revenue	2,256	29,954
Net cash provided by operating activities	25,532	41,037
Cash flows from investing activities
Purchases of property and equipment	(17,491)	(45,522)
Payments for asset acquisition	(1,150)	—
Net cash used in investing activities	(18,641)	(45,522)
Cash flows from financing activities
Proceeds from credit facility	—	5,000
Principal payments on credit facility	(5,438)	(219)
Debt issuance costs	—	(124)
Proceeds from exercise of stock options	439	1,470
Payments of capital leases and notes payable	(844)	(718)
Payments of withholding tax on net issuance of restricted stock units	(1,562)	(999)
Net cash (used in) provided by financing activities	(7,405)	4,410
Effect of exchange rates on cash	7	8
Net decrease in cash and cash equivalents	(507)	(67)
Cash and cash equivalents at beginning of period	19,485	14,718
Cash and cash equivalents at end of period	$18,978	$14,651
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$13,797	$18,831
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$574	$1,372
Non-controlling interest distributions declared but unpaid	$125	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems (“DAS”) and small cells, which are cellular extension networks,Wi-Fi roaming, value-added services, private label Wi-Fi and location based services. Retail products include Wi-Fi and TV services for military servicemen and women living in the barracks of U.S. Army, Air Force and Marine bases around the world, and Wi-Fi subscriptions and day passes that provide access to more than 1.5 million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as troops stationed at military bases and Internet savvy consumers on the go.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in our annual report on Form 10-K filed with the SEC on March 13, 2017. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three months ended March 31, 2017 and 2016, and our financial position as of March 31, 2017. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies how an entity is required to test goodwill for impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. We elected to early adopt ASU 2017-04 as of January 1, 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which adds or clarifies guidance to reduce diversity in how certain transactions are classified in the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The standard requires application using a retrospective transition method. We elected to early adopt ASU 2016-15 as of January 1, 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

The following is a summary of our revenue by primary revenue source:

	Three Months Ended March 31,
	2017	2016
Revenue:
DAS	$16,256	$11,106
Military	12,541	9,098
Wholesale—Wi-Fi	6,831	4,937
Retail	6,415	6,914
Advertising and other	2,290	2,444
Total revenue	$44,333	$34,499

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

We adopted the provisions of ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether or not separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the wholesale service period for Wi-Fi platform service arrangements and the term of the estimated customer relationship period for DAS arrangements.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the Company had $(808) and $(870), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of March 31, 2017 and December 31, 2016 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximates fair value due to the short-term nature of these financial instruments. As of March 31, 2017 and December 31, 2016, the carrying amount reflected in the accompanying condensed consolidated balance sheets for current portion of capital leases and notes payable and long-term portion of capital leases and notes payable approximate fair value (Level 2) based on the lack of significant change in our credit risk.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The FASB has subsequently issued several updates and proposals to clarify guidance to be applied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic (606): Deferral of the Effective Date, to defer the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in the new revenue standard. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief and clarifies the scope and application of the new revenue standard and related cost guidance. The standard, as amended, will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the new standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have selected January 1, 2018 as our effective date but we have not yet selected a transition method. We are currently evaluating the adoption approach. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and our ability to maintain two sets of financials under current and new standards if we were to adopt the full retrospective approach. We are in the assessment stage of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. While we continue to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of revenue.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	March 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$16,737	$17,246
Money market accounts	2,241	2,239
Total cash and cash equivalents	$18,978	$19,485

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	March 31, 2017	December 31, 2016
Leasehold improvements	$362,314	$358,477
Software	35,778	33,349
Construction in progress	27,437	18,859
Computer equipment	11,186	10,878
Furniture, fixtures and office equipment	1,751	1,760
Total property and equipment	438,466	423,323
Less: accumulated depreciation and amortization	(187,531)	(172,558)
Total property and equipment, net	$250,935	$250,765

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Network access	$8,375	$5,257
Network operations	4,155	3,195
Development and technology	2,195	1,602
General and administrative	260	254
Total depreciation and amortization of property and equipment	$14,985	$10,308

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Accrued construction in progress	$6,611	$6,753
Revenue share	4,751	5,611
Accrued customer liabilities	4,222	4,651
Salaries and wages	2,545	3,001
Accrued professional fees	1,919	1,183
Accrued taxes	1,752	1,761
Accrued partner network	1,017	1,022
Deferred rent	376	354
Other	2,134	3,387
Total accrued expenses and other liabilities	$25,327	$27,723

6. Income taxes

We calculate our interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs. Excess windfall tax benefits and tax deficiencies related to our stock option exercises and restricted stock unit (“RSU”) vestings are recognized as an income tax benefit or expense in our condensed consolidated statements of operations in the period they are deducted on the income tax return. Excess windfall tax benefits and tax deficiencies are therefore not anticipated when determining the annual effective tax rate and are instead recognized in the interim period in which those items occur.

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

Income tax expense of $199 and $238 reflects an effective tax rate of 3.0% and 2.5% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, we had $384 and $380 of uncertain tax positions, respectively, $84 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of March 31, 2017 and December 31, 2016, we have accrued $71 and $67 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our condensed consolidated statements of operations, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at March 31, 2017 was $229.

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

7. Credit Facility

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended, with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit of up to $69,750 with an option to increase the available amount to $86,500 upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3,500 (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). We may use borrowings under the Credit Facility for general working capital and corporate purposes. In general, amounts borrowed under the Credit Facility are secured by a lien against all of our assets, with certain exclusions.

As of March 31, 2017 and December 31, 2016, $10,000 and $15,000, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within long-term debt in our condensed consolidated balance sheet as of March 31, 2017 as we do not expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2017 and December 31, 2016, $1,531 and $1,969, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
April 1, 2017 — December 31, 2017	$656
January 1, 2018 — December 31, 2018	875
$1,531

We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of March 31, 2017.

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016. Amortization and interest expense capitalized during the three months ended March 31, 2017 and 2016 amounted to $234 and $276, respectively. Amortization and interest expense expensed during the three months ended March 31, 2017 amounted to $56. The interest rate for our Credit Facility for the three months ended March 31, 2017 was 3.5%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
April 1, 2017 — December 31, 2017	$182
January 1, 2018 — December 31, 2018	216
$398

As of March 31, 2017 and December 31, 2016, the carrying amount reflected in the accompanying condensed consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value (Level 2) based on the variable nature of the interest rates and lack of significant change to our credit risk.

8. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2017, we have Letters of Credit totaling $4,016 that are scheduled to expire or renew over the next one-year period. There have been no drafts drawn under these Letters of Credit as of March 31, 2017.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We believe this claim to be without merit and plan to defend against such claim. As of March 31, 2017, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

9. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature will be terminated after January 2018, so that no additional automatic annual share increases will occur thereafter. As of March 31, 2017, options to purchase 1,942,239 shares of common stock and RSUs covering 3,910,597 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Network operations	$546	$646
Development and technology	270	312
Selling and marketing	426	549
General and administrative	1,802	2,098
Total stock-based compensation expense	$3,044	$3,605

During the three months ended March 31, 2017 and 2016, we capitalized $194 and $182, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,084	$7.04	3.8	$17,145
Exercised	(179)	$2.46
Canceled/forfeited	(13)	$6.44
Outstanding at March 31, 2017	2,892	$7.32	3.5	$16,876
Exercisable at March 31, 2017	2,829	$7.35	3.4	$16,448

Restricted stock unit awards

We grant time-based RSUs to executive and non-executive personnel and non-employee directors. The time-based RSUs granted to executive and non-executive personnel generally vest over a three-year period subject to continuous service on each vesting date. The time-based RSUs for our non-employee directors generally vest over a one-year period for existing members and 25% per year over a four-year period for new members subject to continuous service on each vesting date.

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s revenue growth and/or Adjusted EBITDA growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	3,825	$6.55
Granted	496	$11.83
Vested	(345)	$6.48
Canceled/forfeited	(65)	$8.13
Non-vested at March 31, 2017	3,911	$7.20

During the three months ended March 31, 2017, 345,214 shares of RSUs vested. The Company issued 210,326 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

10. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(6,880)	$(9,984)
Denominator:
Weighted average common stock, basic and diluted	38,712	37,554
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.27)

For the three months ended March 31, 2017 and 2016, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three months ended March 31, 2017. As of March 31, 2017, the remaining approved amount for repurchases was approximately $5,180.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities Exchange Commission on March 13, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Boingo helps the world stay connected to the people and things they love.

We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums, arenas, military bases, universities, convention centers, and office campuses; build high-quality wireless networks such as distributed antenna systems (“DAS”), Wi-Fi, and small cells at those venues; and monetize the wireless networks through a number of products and services. Over the past 15 years, we’ve built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate DAS networks containing approximately 19,800 DAS nodes. We believe we are the largest indoor DAS provider in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes more than 1.5 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also operate Wi-Fi and internet protocol television (“IPTV”) networks at 59 U.S. Army, Air Force, and Marine bases around the world.

We generate revenue from our wireless networks in a number of ways, including our DAS and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended March 31, 2017, DAS revenue accounted for approximately 37% of our revenue.

Military revenue, which is driven by military personnel who purchase broadband and IPTV services on military bases accounted for approximately 28% of our total revenue for the three months ended March 31, 2017. As of March 31, 2017, we have grown our military subscriber base to approximately 128,000 from approximately 69,000 in the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 15% of our total revenue for the three months ended March 31, 2017. As of March 31, 2017, our retail subscriber base was approximately 194,000, an increase of approximately 4% over the prior year comparative period.

Our enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended March 31, 2017, wholesale Wi-Fi revenue accounted for approximately 15% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended March 31, 2017, advertising and other revenue accounted for approximately 5% of our revenue.

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

•                       leverage our neutral-host business model to grow DAS, small cell, and wholesale roaming partnerships;

•                  expand our carrier offload relationships;

•                       maximize our military business through recurring subscriber fees and shorter-term transaction plans, as well as strategic build-outs; and

•                       increase our brand awareness.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended March 31,
	2017	2016
	(unaudited) (in thousands)
Consolidated Statement of Operations Data:
Revenue	$44,333	$34,499
Costs and operating expenses:
Network access	19,407	14,678
Network operations	11,263	10,450
Development and technology	6,334	5,353
Selling and marketing	4,893	4,668
General and administrative	8,103	8,152
Amortization of intangible assets	911	865
Total costs and operating expenses	50,911	44,166
Loss from operations	(6,578)	(9,667)
Interest and other income (expense), net	4	(30)
Loss before income taxes	(6,574)	(9,697)
Income tax expense	199	238
Net loss	(6,773)	(9,935)
Net income attributable to non-controlling interests	107	49
Net loss attributable to common stockholders	$(6,880)	$(9,984)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended March 31,
	2017	2016
	(unaudited) (in thousands)
Network access	$8,375	$5,257
Network operations	4,155	3,195
Development and technology	2,195	1,602
General and administrative	260	254
Total(1)	$14,985	$10,308

(1)         The $4.7 million increase in depreciation and amortization of property and equipment for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2016 and 2017.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended March 31,
	2017	2016
	(unaudited) (in thousands)
Network operations	$546	$646
Development and technology	270	312
Selling and marketing	426	549
General and administrative	1,802	2,098
Total(2)	$3,044	$3,605

(2)         The $0.6 million decrease in stock-based compensation expense for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is due primarily to stock-based compensation expense related to our performance-based restricted stock units (“RSU”), which generally vest over a three-year period. These performance-based RSUs are expensed using the graded vesting method, which results in higher stock-based compensation expense in the earlier years of the vesting period. During the three months ended March 31, 2017 and 2016, we capitalized $0.2 million and $0.2 million, respectively, of stock-based compensation expense.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2017	2016
	(unaudited) (as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	43.8	42.5
Network operations	25.4	30.3
Development and technology	14.3	15.5
Selling and marketing	11.0	13.5
General and administrative	18.3	23.6
Amortization of intangible assets	2.1	2.5
Total costs and operating expenses	114.8	128.0
Loss from operations	(14.8)	(28.0)
Interest and other income (expense), net	0.0	(0.1)
Loss before income taxes	(14.8)	(28.1)
Income tax expense	0.4	0.7
Net loss	(15.3)	(28.8)
Net income attributable to non-controlling interests	0.2	0.1
Net loss attributable to common stockholders	(15.5)%	(28.9)%

Three Months ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$16,256	$11,106	$5,150	46.4
Military	12,541	9,098	3,443	37.8
Wholesale—Wi-Fi	6,831	4,937	1,894	38.4
Retail	6,415	6,914	(499)	(7.2)
Advertising and other	2,290	2,444	(154)	(6.3)
Total revenue	$44,333	$34,499	$9,834	28.5

Key business metrics:
DAS nodes	19.8	12.5	7.3	58.4
Subscribers—military	128	69	59	85.5
Subscribers—retail	194	187	7	3.7
Connects	43,077	30,353	12,724	41.9

DAS.  DAS revenue increased $5.2 million, or 46.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to a $4.4 million increase from new build-out projects in our managed and operated locations and a $0.8 million increase in access fees from our telecom operators.

Military.  Military revenue increased $3.4 million, or 37.8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to a $4.5 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers partially offset by a 7.9% decrease in the average monthly revenue per military subscriber in 2017 compared to 2016. The increase was partially offset by a $1.1 million decrease in military single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $1.9 million, or 38.4% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a $1.6 million increase in partner usage based fees.

Retail.  Retail revenue decreased $0.5 million, or 7.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to a $0.4 million decrease in retail single-use revenue and a $0.1 million decrease in retail subscriber revenue.

Advertising and other.  Advertising and other revenue decreased $0.2 million, or 6.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a $0.4 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$19,407	$14,678	$4,729	32.2
Network operations	11,263	10,450	813	7.8
Development and technology	6,334	5,353	981	18.3
Selling and marketing	4,893	4,668	225	4.8
General and administrative	8,103	8,152	(49)	(0.6)
Amortization of intangible assets	911	865	46	5.3
Total costs and operating expenses	$50,911	$44,166	$6,745	15.3

Network access. Network access costs increased $4.7 million, or 32.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase is due to a $3.1 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects and a $1.6 million increase in revenue share paid to venues in our managed and operated locations.

Network operations. Network operations expenses increased $0.8 million, or 7.8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to a $1.0 million increase in depreciation expense related to our increased fixed assets, which was partially offset by a $0.1 million decrease in personnel related expenses and a $0.1 million decrease in hardware and software maintenance and consulting expenses.

Development and technology. Development and technology expenses increased $1.0 million, or 18.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a $0.6 million increase in depreciation expense related to our increased fixed assets, a $0.2 million increase in cloud computing expenses, and a $0.1 million increase in personnel related expenses.

Selling and marketing. Selling and marketing expenses increased $0.2 million, or 4.8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to a $0.2 million increase in personnel related expenses.

General and administrative.  General and administrative expenses remained relatively consistent for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a $0.2 million decrease in personnel related expenses, which was partially offset by a $0.1 million increase in professional and outside services fees.

Amortization of intangible assets.  Amortization of intangible assets expense remained relatively consistent for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, remained relatively consistent for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, we capitalized $0.2 million and $0.3 million, respectively, of interest expense.

Income Tax Expense

Income tax expense and our effective tax rate remained relatively consistent for the three months ended March 31, 2017 and 2016.

Non-controlling Interests

Non-controlling interests remained relatively consistent for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended March 31, 2017 decreased as compared to the three months ended March 31, 2016, primarily as a result of the $9.8 million increase in revenues, which was partially offset by the $6.7 million increase in costs and operating expenses, net. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax expense, interest and other (income) expense, net, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(unaudited) (in thousands)
Net loss attributable to common stockholders	$(6,880)	$(9,984)
Depreciation and amortization of property and equipment	14,985	10,308
Stock-based compensation expense	3,044	3,605
Amortization of intangible assets	911	865
Income tax expense	199	238
Interest and other (income) expense, net	(4)	30
Non-controlling interests	107	49
Contested proxy election expense	—	538
Adjusted EBITDA	$12,362	$5,649

Adjusted EBITDA was $12.4 million for the three months ended March 31, 2017, an increase of 118.8% from $5.6 million recorded in the three months ended March 31, 2016. As a percent of revenue, Adjusted EBITDA was 27.9% for the three months ended March 31, 2017, up from 16.4% of revenue for the three months ended March 31, 2016. The Adjusted EBITDA increase was due primarily to the $4.7 million increase in depreciation and amortization expense and the $3.1 million decrease in our net loss attributable to common stockholders for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The changes were partially offset by the $0.6 million decrease in stock-based compensation expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and the $0.5 million expense that we incurred on our contested proxy election for the 2016 annual meeting of stockholders in the three months ended March 31, 2016.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of March 31, 2017 consisted of $19.0 million of cash and cash equivalents and $59.8 million available for borrowing under our credit facility, $4.0 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2017 were $17.5 million, of which $10.2 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $69.8 million with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2017, $1.5 million was outstanding under the Term Loan and $10.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. The interest rate for our Credit Facility for the three months ended March 31, 2017 was 3.5%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of March 31, 2017 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of March 31, 2017 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2017 will range from $12.7 million to $17.7 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our remaining 2017 capital expenditures will be used to build out and upgrade Wi-Fi networks at our managed and operated venues and to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the three months ended March 31:

	2017	2016
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$25,532	$41,037
Net cash used in investing activities	(18,641)	(45,522)
Net cash (used in) provided by financing activities	(7,405)	4,410

Net Cash Provided by Operating Activities

For the three months ended March 31, 2017, we generated $25.5 million of net cash from operating activities, a decrease of $15.5 million from the prior year comparative period. The decrease is primarily due to a $22.7 million change in our operating assets and liabilities and a $0.6 million increase in stock-based compensation expenses, which were partially offset by a $4.7 million increase in depreciation and amortization expenses related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, and a $3.2 million decrease in our net loss.

Net Cash Used in Investing Activities

For the three months ended March 31, 2017, we used $18.6 million in investing activities, a decrease of $26.9 million from the prior year comparative period. The decrease is primarily due to a $28.0 million decrease in purchases of property and equipment, which was partially offset by $1.2 million of cash paid for a caching technology intangible asset, which we acquired in November 2016.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2017, we used $(7.4) million of cash in financing activities compared to $4.4 million of cash provided from financing activities from the prior year comparative period. This change is primarily due to a $5.2 million increase in payments on our Credit Facility, a $5.0 million decrease in proceeds from our Credit Facility, a $1.0 million decrease in proceeds from exercise of stock options, and a $0.6 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of March 31, 2017:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$42,166	$8,766	$12,441	$11,112	$9,847
Operating leases for office space(2)	29,870	3,245	6,357	6,269	13,999
Open purchase commitments(3)	21,715	21,715	—	—	—
Credit Facility(4)	11,531	875	10,656	—	—
Capital leases for equipment and software(5)	5,803	3,037	2,766	—	—
Unrecognized tax benefits(6)	229	229	—	—	—
Notes payable(7)	2,568	1,206	1,362	—	—
Total	$113,882	$39,073	$33,582	$17,381	$23,846

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2017 as we have not received the related goods or services.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2016 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 13, 2017.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of March 31, 2017 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2017 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2017, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Items 2, 3 and 4 are not applicable and have been omitted.

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

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: May 8, 2017	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: May 8, 2017	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)