Form 10-Q
period 2017-09-30
BOINGO WIRELESS INC
filed 2017-11-08
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 40,795,209 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$21,634	$19,485
Accounts receivable, net	39,102	42,978
Prepaid expenses and other current assets	6,722	5,344
Total current assets	67,458	67,807
Property and equipment, net	261,010	250,765
Goodwill	42,403	42,403
Intangible assets, net	11,094	13,783
Other assets	6,580	6,223
Total assets	$388,545	$380,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,614	$15,516
Accrued expenses and other liabilities	35,660	27,723
Deferred revenue	78,575	50,869
Current portion of long-term debt	875	1,094
Current portion of capital leases and notes payable	4,349	3,993
Total current liabilities	134,073	99,195
Deferred revenue, net of current portion	138,910	152,719
Long-term debt	5,219	15,875
Long-term portion of capital leases and notes payable	3,560	4,612
Deferred tax liabilities	3,513	3,208
Other liabilities	6,500	6,826
Total liabilities	291,775	282,435

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 40,788 and 38,562 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	227,454	211,275
Accumulated deficit	(130,948)	(112,601)
Accumulated other comprehensive loss	(812)	(870)
Total common stockholders’ equity	95,698	97,808
Non-controlling interests	1,072	738
Total stockholders’ equity	96,770	98,546
Total liabilities and stockholders’ equity	$388,545	$380,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$53,655	$40,796	$147,021	$114,370
Costs and operating expenses:
Network access	24,143	17,982	64,655	49,575
Network operations	11,625	10,698	34,556	31,566
Development and technology	6,817	5,394	19,814	16,014
Selling and marketing	5,201	4,553	15,188	14,103
General and administrative	8,006	6,701	27,372	22,553
Amortization of intangible assets	852	855	2,673	2,582
Total costs and operating expenses	56,644	46,183	164,258	136,393
Loss from operations	(2,989)	(5,387)	(17,237)	(22,023)
Interest and other expense, net	(84)	(117)	(126)	(299)
Loss before income taxes	(3,073)	(5,504)	(17,363)	(22,322)
Income tax expense	167	95	507	457
Net loss	(3,240)	(5,599)	(17,870)	(22,779)
Net income attributable to non-controlling interests	210	110	477	180
Net loss attributable to common stockholders	$(3,450)	$(5,709)	$(18,347)	$(22,959)

Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.15)	$(0.46)	$(0.61)
Diluted	$(0.09)	$(0.15)	$(0.46)	$(0.61)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	40,336	38,189	39,468	37,897
Diluted	40,336	38,189	39,468	37,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(3,240)	$(5,599)	$(17,870)	$(22,779)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	64	(11)	40	213
Comprehensive loss	(3,176)	(5,610)	(17,830)	(22,566)
Comprehensive income attributable to non-controlling interest	185	113	459	101
Comprehensive loss attributable to common stockholders	$(3,361)	$(5,723)	$(18,289)	$(22,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2016	38,562	$4	$211,275	$(112,601)	$(870)	$738	$98,546
Issuance of common stock under stock incentive plans	2,226	—	7,993	—	—	—	7,993
Shares withheld for taxes	—	—	(3,480)	—	—	—	(3,480)
Stock-based compensation expense	—	—	11,666	—	—	—	11,666
Non-controlling interest distributions	—	—	—	—	—	(125)	(125)
Net loss	—	—	—	(18,347)	—	477	(17,870)
Other comprehensive income (loss)	—	—	—	—	58	(18)	40
Balance at September 30, 2017	40,788	$4	$227,454	$(130,948)	$(812)	$1,072	$96,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(17,870)	$(22,779)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	49,244	34,801
Amortization of intangible assets	2,673	2,582
Bad debt expense (recovery)	88	(47)
Other	51	—
Impairment loss and loss on disposal of fixed assets, net	442	49
Stock-based compensation	11,016	9,690
Change in deferred income taxes	305	324
Changes in operating assets and liabilities:
Accounts receivable	3,804	(462)
Prepaid expenses and other assets	(1,816)	(2,182)
Accounts payable	(1,330)	3,464
Accrued expenses and other liabilities	6,920	4,018
Deferred revenue	13,897	64,140
Net cash provided by operating activities	67,424	93,598
Cash flows from investing activities
Purchases of property and equipment	(54,691)	(92,045)
Payments for asset acquisition	(1,150)	—
Net cash used in investing activities	(55,841)	(92,045)
Cash flows from financing activities
Proceeds from credit facility	—	5,000
Principal payments on credit facility	(10,875)	(5,656)
Proceeds from exercise of stock options	7,993	1,981
Debt issuance costs	—	(124)
Payments of capital leases and notes payable	(2,952)	(1,889)
Payments of withholding tax on net issuance of restricted stock units	(3,480)	(2,112)
Payments to non-controlling interests	(125)	(286)
Net cash used in financing activities	(9,439)	(3,086)
Effect of exchange rates on cash	5	15
Net increase (decrease) in cash and cash equivalents	2,149	(1,518)
Cash and cash equivalents at beginning of period	19,485	14,718
Cash and cash equivalents at end of period	$21,634	$13,200
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$19,438	$19,367
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$2,141	$4,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems (“DAS”) and small cells, which are cellular extension networks,Wi-Fi roaming, value-added services, private label Wi-Fi and location based services. Retail products include Wi-Fi and TV services for military servicemen and women living in the barracks of U.S. Army, Air Force and Marine bases around the world, and Wi-Fi subscriptions and day passes that provide access to approximately 1.5 million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as troops stationed at military bases and Internet savvy consumers on the go.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in our annual report on Form 10-K filed with the SEC on March 13, 2017. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and nine months ended September 30, 2017 and 2016, our cash flows for the nine months ended September 30, 2017, and our financial position as of September 30, 2017. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

The following is a summary of our revenue by primary revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
DAS	$21,755	$15,959	$56,563	$40,957
Military	13,946	10,137	40,029	28,969
Wholesale—Wi-Fi	8,307	5,888	22,438	16,031
Retail	6,234	6,619	19,007	20,100
Advertising and other	3,413	2,193	8,984	8,313
Total revenue	$53,655	$40,796	$147,021	$114,370

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the Company had $(812) and $(870), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of September 30, 2017 and December 31, 2016 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximates fair value due to the short-term nature of these financial instruments. As of September 30, 2017 and December 31, 2016, the carrying amount reflected in the accompanying condensed consolidated balance sheets for current and long-term portions of capital leases and notes payable approximate fair value (Level 2) based on the lack of significant change in our credit risk.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, which is intended to improve and converge the financial reporting requirements for revenue from contracts with customers between U.S. GAAP and International Accounting Standards. In accordance with this new standard, an entity would recognize revenue to depict the transfer of promised goods or services. The standard establishes a five-step model and related application guidance, which will replace most existing revenue recognition guidance in U.S. GAAP. The FASB has subsequently issued several updates and proposals to clarify guidance to be applied. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic (606): Deferral of the Effective Date, to defer the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in the new revenue standard. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief and clarifies the scope and application of the new revenue standard and related cost guidance. The standard, as amended, will be effective for annual and interim periods in fiscal years beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the new standard as of the original effective date. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We have selected January 1, 2018 as our effective date but we have not yet selected a transition method. We are currently evaluating the adoption approach. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and our ability to maintain two sets of financials under current and new standards if we were to adopt the full retrospective approach. We are completing the assessment stage of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements and are in the implementation stage. We have assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation and implementation. While we continue to assess all potential impacts under the new standard, there is the potential for change to the timing of recognition of revenue for DAS and wholesale Wi-Fi. We are also in the evaluation stage for advertising and other revenue. Revenue for military and retail will remain substantially unchanged.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	September 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$19,384	$17,246
Money market accounts	2,250	2,239
Total cash and cash equivalents	$21,634	$19,485

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	September 30, 2017	December 31, 2016
Leasehold improvements	$405,712	$358,477
Software	39,481	33,349
Construction in progress	22,249	18,859
Computer equipment	12,437	10,878
Furniture, fixtures and office equipment	1,792	1,760
Total property and equipment	481,671	423,323
Less: accumulated depreciation and amortization	(220,661)	(172,558)
Total property and equipment, net	$261,010	$250,765

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Network access	$11,625	$7,227	$29,354	$18,689
Network operations	3,987	3,733	12,273	10,183
Development and technology	2,375	1,881	6,840	5,172
General and administrative	258	252	777	757
Total depreciation and amortization of property and equipment	$18,245	$13,093	$49,244	$34,801

During the nine months ended September 30, 2017, we recognized $166 of impairment losses primarily related to construction in progress projects that were abandoned. During the nine months ended September 30, 2017, we also recognized $276 of losses on disposals of property and equipment.

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Accrued construction in progress	$8,744	$6,753
Accrued customer liabilities	5,904	4,651
Revenue share	4,857	5,611
Salaries and wages	4,581	3,001
Accrued partner network	1,846	1,022
Accrued taxes	1,800	1,761
Accrued professional fees	1,725	1,183
Other	6,203	3,741
Total accrued expenses and other liabilities	$35,660	$27,723

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

Income tax expense of $167 and $95 reflects an effective tax rate of 5.4% and 1.8% for the three months ended September 30, 2017 and 2016, respectively. Income tax expense of $507 and $457 reflects an effective tax rate of 2.9% and 2.1% for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, we had $389 and $380 of uncertain tax positions, respectively, $84 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying condensed consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of September 30, 2017 and December 31, 2016, we have accrued $76 and $67 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our condensed consolidated statements of operations, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at September 30, 2017 was $229.

We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2014 and forward are subject to examination by the IRS and our tax years 2012 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

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

As of September 30, 2017 and December 31, 2016, $5,000 and $15,000, respectively, was outstanding under the Revolving Line of Credit. Amounts outstanding under the Revolving Line of Credit are classified within long-term debt in our condensed consolidated balance sheet as of September 30, 2017 as we do not expect to repay the outstanding debt in the next twelve-month period. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of September 30, 2017 and December 31, 2016, $1,094 and $1,969, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

Principal payments due under our Term Loan through 2018 are as follows:

Period	Principal Payments
October 1, 2017 — December 31, 2017	$219
January 1, 2018 — December 31, 2018	875
$1,094

We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of September 30, 2017.

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. Amortization and interest expense capitalized during the three and nine months ended September 30, 2017 amounted to $159 and $585, respectively. Amortization and interest expense capitalized during the three and nine months ended September 30, 2016 amounted to $227 and $710, respectively Amortization and interest expense expensed during the three and nine months ended September 30, 2017 amounted to $36 and $144, respectively. Amortization and interest expense expensed during the three and nine months ended September 30, 2016 amounted to $86 and $182, respectively. The interest rate for our Credit Facility for the nine months ended September 30, 2017 ranged from 3.5% to 3.8%.

Amortization expense for our debt issuance costs through 2018 is as follows:

Period	Amortization Expense
October 1, 2017 — December 31, 2017	$61
January 1, 2018 — December 31, 2018	217
$278

As of September 30, 2017 and December 31, 2016, the carrying amount reflected in the accompanying condensed consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value (Level 2) based on the variable nature of the interest rates and lack of significant change to our credit risk.

8. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of September 30, 2017, we have Letters of Credit totaling $6,275 that are scheduled to expire or renew within the next one-year period. There have been no drafts drawn under these Letters of Credit as of September 30, 2017.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in final settlement discussions with our venue partner. As of September 30, 2017, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the condensed consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

9. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature will be terminated after January 2018, so that no additional automatic annual share increases will occur thereafter. As of September 30, 2017, options to purchase 1,234,593 shares of common stock and RSUs covering 3,469,449 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Network operations	$552	$483	$1,660	$1,660
Development and technology	275	267	825	830
Selling and marketing	524	424	1,589	1,431
General and administrative	2,333	1,832	6,942	5,769
Total stock-based compensation	$3,684	$3,006	$11,016	$9,690

During the three and nine months ended September 30, 2017, we capitalized $163 and $530, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2016, we capitalized $182 and $553, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,084	$7.04	3.8	$17,145
Exercised	(1,665)	$4.80
Canceled/forfeited	(20)	$6.69
Outstanding at September 30, 2017	1,399	$9.70	4.0	$16,318
Exercisable at September 30, 2017	1,385	$9.74	4.0	$16,105

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

A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	3,825	$6.55
Granted	598	$12.69
Vested	(815)	$7.36
Canceled/forfeited	(139)	$8.85
Non-vested at September 30, 2017	3,469	$7.33

During the nine months ended September 30, 2017, 814,583 shares of RSUs vested. The Company issued 560,661 shares and the remaining shares were withheld to pay federal, state, and local employment payroll taxes on those vested awards.

10. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(3,450)	$(5,709)	$(18,347)	$(22,959)
Denominator:
Weighted average common stock, basic and diluted	40,336	38,189	39,468	37,897
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.15)	$(0.46)	$(0.61)

For the three and nine months ended September 30, 2017 and 2016, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three and nine months ended September 30, 2017. As of September 30, 2017, the remaining approved amount for repurchases was approximately $5,180.

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

We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums, arenas, military bases, universities, convention centers, and office campuses; build high-quality wireless networks such as distributed antenna systems (“DAS”), Wi-Fi, and small cells at those venues; and monetize the wireless networks through a number of products and services. Over the past 15 years, we’ve built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate DAS networks containing approximately 22,200 DAS nodes. We believe we are the largest indoor DAS provider in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes approximately 1.5 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also operate Wi-Fi and internet protocol television (“IPTV”) networks at 60 U.S. Army, Air Force, and Marine bases around the world.

We generate revenue from our wireless networks in a number of ways, including our DAS and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale Wi-Fi revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended September 30, 2017, DAS revenue accounted for approximately 41% of our revenue.

Military revenue, which is driven by military personnel who purchase broadband and IPTV services on military bases accounted for approximately 26% of our total revenue for the three months ended September 30, 2017. As of September 30, 2017, we have grown our military subscriber base to approximately 133,000 from approximately 86,000 in the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 12% of our total revenue for the three months ended September 30, 2017. As of September 30, 2017, our retail subscriber base was approximately 194,000, an increase of approximately 4.9% over the prior year comparative period.

Our enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended September 30, 2017, wholesale Wi-Fi revenue accounted for approximately 15% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended September 30, 2017, advertising and other revenue accounted for approximately 6% of our revenue.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$53,655	$40,796	$147,021	$114,370
Costs and operating expenses:
Network access	24,143	17,982	64,655	49,575
Network operations	11,625	10,698	34,556	31,566
Development and technology	6,817	5,394	19,814	16,014
Selling and marketing	5,201	4,553	15,188	14,103
General and administrative	8,006	6,701	27,372	22,553
Amortization of intangible assets	852	855	2,673	2,582
Total costs and operating expenses	56,644	46,183	164,258	136,393
Loss from operations	(2,989)	(5,387)	(17,237)	(22,023)
Interest and other expense, net	(84)	(117)	(126)	(299)
Loss before income taxes	(3,073)	(5,504)	(17,393)	(22,322)
Income tax expense	167	95	507	457
Net loss	(3,240)	(5,599)	(17,870)	(22,779)
Net income attributable to non-controlling interests	210	110	477	180
Net loss attributable to common stockholders	$(3,450)	$(5,709)	$(18,347)	$(22,959)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Network access	$11,625	$7,227	$29,354	$18,689
Network operations	3,987	3,733	12,273	10,183
Development and technology	2,375	1,881	6,840	5,172
General and administrative	258	252	777	757
Total(1)	$18,245	$13,093	$49,244	$34,801

(1)         The $5.2 million and $14.4 million increase in depreciation and amortization of property and equipment for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2016 and 2017.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Network operations	$552	$483	$1,660	$1,660
Development and technology	275	267	825	830
Selling and marketing	524	424	1,589	1,431
General and administrative	2,333	1,832	6,942	5,769
Total(2)	$3,684	$3,006	$11,016	$9,690

(2)         The $0.7 million and $1.3 million increase in stock-based compensation expense for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, is due primarily to stock-based compensation expense related to our performance-based restricted stock units (“RSU”). We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met and based upon the expected achievement levels. We capitalized $0.2 million and $0.5 million of stock-based compensation expense the three and nine months ended September 30, 2017. We capitalized $0.2 million and $0.6 million of stock-based compensation expense the three and nine months ended September 30, 2016.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	45.0	44.1	44.0	43.3
Network operations	21.7	26.2	23.5	27.6
Development and technology	12.7	13.2	13.5	14.0
Selling and marketing	9.7	11.2	10.3	12.3
General and administrative	14.9	16.4	18.6	19.7
Amortization of intangible assets	1.6	2.1	1.8	2.3
Total costs and operating expenses	105.6	113.2	111.7	119.3
Loss from operations	(5.6)	(13.2)	(11.7)	(19.3)
Interest and other expense, net	(0.2)	(0.3)	(0.1)	(0.3)
Loss before income taxes	(5.7)	(13.5)	(11.8)	(19.5)
Income tax expense	0.3	0.2	0.3	0.4
Net loss	(6.0)	(13.7)	(12.2)	(19.9)
Net income attributable to non-controlling interests	0.4	0.3	0.3	0.2
Net loss attributable to common stockholders	(6.4)%	(14.0)%	(12.5)%	(20.1)%

Three Months ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$21,755	$15,959	$5,796	36.3
Military	13,946	10,137	3,809	37.6
Wholesale—Wi-Fi	8,307	5,888	2,419	41.1
Retail	6,234	6,619	(385)	(5.8)
Advertising and other	3,413	2,193	1,220	55.6
Total revenue	$53,655	$40,796	$12,859	31.5

Key business metrics:
DAS nodes	22.2	17.7	4.5	25.4
Subscribers—military	133	86	47	54.7
Subscribers—retail	194	185	9	4.9
Connects	64,875	40,263	24,612	61.1

DAS.  DAS revenue increased $5.8 million, or 36.3%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to a $5.3 million increase from new build-out projects in our managed and operated locations and a $0.5 million increase in access fees from our telecom operators.

Military.  Military revenue increased $3.8 million, or 37.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to a $5.0 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 3.0% increase in the average monthly revenue per military subscriber in 2017 compared to 2016. The increase was partially offset by a $1.2 million decrease in military single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $2.4 million, or 41.1%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $1.6 million increase in partner usage based fees and a $0.8 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $0.4 million, or 5.8%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $0.5 million decrease in retail single-use revenue.

Advertising and other.  Advertising and other revenue increased $1.2 million, or 55.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $1.1 million increase in advertising sales at our managed and operated locations.

Costs and Operating Expenses

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$24,143	$17,982	$6,161	34.3
Network operations	11,625	10,698	927	8.7
Development and technology	6,817	5,394	1,423	26.4
Selling and marketing	5,201	4,553	648	14.2
General and administrative	8,006	6,701	1,305	19.5
Amortization of intangible assets	852	855	(3)	(0.4)
Total costs and operating expenses	$56,644	$46,183	$10,461	22.7

Network access. Network access costs increased $6.2 million, or 34.3%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase is primarily due to a $4.4 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects and a $1.5 million increase in revenue share paid to venues in our managed and operated locations.

Network operations. Network operations expenses increased $0.9 million, or 8.7%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to a $0.6 million increase in personnel related expenses and a $0.3 million increase in depreciation expense related to our increased fixed assets.

Development and technology. Development and technology expenses increased $1.4 million, or 26.4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $0.8 million increase in personnel related expenses, a $0.5 million increase in depreciation expense related to our increased fixed assets and a $0.2 million increase in cloud computing expenses.

Selling and marketing. Selling and marketing expenses increased $0.6 million, or 14.2%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $0.6 million increase in personnel related expenses.

General and administrative.  General and administrative expenses increased $1.3 million, or 19.5%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $1.1 million increase in personnel related expenses, which was inclusive of a $0.5 million increase in stock-based compensation, and a $0.3 million increase in professional services fees.

Amortization of intangible assets.  Amortization of intangible assets expense remained relatively consistent for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Interest and Other Expense, Net

There were no significant changes in interest and other expense, net for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. We capitalized $0.2 million of interest expense for the three months ended September, 30, 2017 and 2016, respectively.

Income Tax Expense

Income tax expense and our effective tax rate remained relatively consistent for the three months ended September 30, 2017 and 2016.

Non-controlling Interests

There were no significant changes in non-controlling interests for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Net Loss Attributable to Common Stockholders

Our net loss for the three months ended September 30, 2017 decreased as compared to the three months ended September 30, 2016, primarily as a result of the $12.9 million increase in revenues, which was partially offset by the $10.5 million increase in costs and operating expenses. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

Nine Months ended September 30, 2017 and 2016

Revenue

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$56,563	$40,957	$15,606	38.1
Military	40,029	28,969	11,060	38.2
Wholesale—Wi-Fi	22,438	16,031	6,407	40.0
Retail	19,007	20,100	(1,093)	(5.4)
Advertising and other	8,984	8,313	671	8.1
Total revenue	$147,021	$114,370	$32,651	28.5

Key business metrics:
DAS nodes	22.2	17.7	4.5	25.4
Subscribers—military	133	86	47	54.7
Subscribers—retail	194	185	9	4.9
Connects	160,082	102,515	57,567	56.2

DAS.  DAS revenue increased $15.6 million, or 38.1%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to a $13.6 million increase from new build-out projects in our managed and operated locations and a $2.0 million increase in access fees from our telecom operators.

Military.  Military revenue increased $11.1 million, or 38.2%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to a $14.5 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers partially offset by a 2.2% decrease in the average monthly revenue per military subscriber in 2017 compared to 2016. The increase was partially offset by a $3.4 million decrease in military single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $6.4 million, or 40.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a $5.1 million increase in partner usage based fees and a $1.3 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $1.1 million, or 5.4%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a $1.2 million decrease in retail single-use revenue.

Advertising and other.  Advertising and other revenue increased $0.7 million, or 8.1%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a $0.5 million increase in revenues from other service agreements.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$64,655	$49,575	$15,080	30.4
Network operations	34,556	31,566	2,990	9.5
Development and technology	19,814	16,014	3,800	23.7
Selling and marketing	15,188	14,103	1,085	7.7
General and administrative	27,372	22,553	4,819	21.4
Amortization of intangible assets	2,673	2,582	91	3.5
Total costs and operating expenses	$164,258	$136,393	$27,865	20.4

Network access. Network access costs increased $15.1 million, or 30.4%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase is due to a $10.7 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects and a $4.4 million increase in revenue share paid to venues in our managed and operated locations.

Network operations. Network operations expenses increased $3.0 million, or 9.5%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to a $2.1 million increase in depreciation expense related to our increased fixed assets, a $0.6 million increase in personnel related expenses, and a $0.6 million increase in other expenses. The increases were partially offset by a $0.3 million decrease in network connectivity expenses.

Development and technology. Development and technology expenses increased $3.8 million, or 23.7%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a $1.7 million increase in depreciation expense related to our increased fixed assets, a $1.4 million increase in personnel related expenses, and a $0.6 million increase in cloud computing expenses.

Selling and marketing. Selling and marketing expenses increased $1.1 million, or 7.7%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a $1.2 million increase in personnel related expenses.

General and administrative.  General and administrative expenses increased $4.8 million, or 21.4%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a $2.8 million settlement expense accrual related to a claim from one of our venue partners recorded during the nine months ended September 30, 2017, a $2.0 million increase in personnel related expenses, which was inclusive of a $1.2 million increase in stock-based compensation, a $0.8 million increase in professional service fees expenses, a $0.5 million increase in outside service fees, and a $0.4 million increase in consulting expenses. The increases were partially offset by $1.4 million of costs we incurred during the nine months ended September 30, 2016 on our contested proxy election for the 2016 annual meeting of of stockholders.

Amortization of intangible assets.  Amortization of intangible assets expense remained relatively consistent for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Interest and Other Expense, Net

There were no significant changes in interest and other expense, net, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, we capitalized $0.6 million and $0.7 million, respectively, of interest expense.

Income Tax Expense

Income tax expense and our effective tax rate remained relatively consistent for the nine months ended September 30, 2017 and 2016.

Non-controlling Interests

Non-controlling interests increased $0.3 million or 165.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, resulting from increased net income for a subsidiary from DAS build-out projects completed in 2017.

Net Loss Attributable to Common Stockholders

Our net loss for the nine months ended September 30, 2017 decreased as compared to the nine months ended September 30, 2016, primarily as a result of the $32.7 million increase in revenues, which was partially offset by the $27.9 million increase in costs and operating expenses. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Net loss attributable to common stockholders	$(3,450)	$(5,709)	$(18,347)	$(22,959)
Depreciation and amortization of property and equipment	18,245	13,093	49,244	34,801
Stock-based compensation expense	3,684	3,006	11,016	9,690
Amortization of intangible assets	852	855	2,673	2,582
Income tax expense	167	95	507	457
Interest and other expense, net	84	117	126	299
Non-controlling interests	210	110	477	180
Contested proxy election expense	—	—	—	1,440
Settlement expense	—	—	2,807	—
Adjusted EBITDA	$19,792	$11,567	$48,503	$26,490

Adjusted EBITDA was $19.8 million for the three months ended September 30, 2017, an increase of 71.1% from $11.6 million recorded in the three months ended September 30, 2016. As a percent of revenue, Adjusted EBITDA was 36.9% for the three months ended September 30, 2017, up from 28.4% of revenue for the three months ended September 30, 2016. The Adjusted EBITDA increase was due primarily to the $5.1 million increase in depreciation and amortization expense, the $2.3 million decrease in our net loss attributable to common stockholders, and the $0.7 million increase in stock-based compensation expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Adjusted EBITDA was $48.5 million for the nine months ended September 30, 2017, an increase of 83.1% from $26.5 million recorded in the nine months ended September 30, 2016. As a percent of revenue, Adjusted EBITDA was 33.0% for the nine months ended September 30, 2017, up from 23.2% of revenue for the nine months ended September 30, 2016. The Adjusted EBITDA increase was due primarily to the $14.5 million increase in depreciation and amortization expense, the $4.6 million decrease in our net loss attributable to common stockholders, the $1.3 million increase in stock-based compensation expenses, and the $0.3 million increase in non-controlling interests for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Adjusted EBITDA for the nine months ended September 30, 2017 excludes $2.8 million of settlement expense accrual related to a claim from one of our venue partners. Adjusted EBITDA for the nine months ended September 30, 2016 excludes $1.4 million of expenses that we incurred on our contested proxy election for the 2016 annual meeting of stockholders.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of September 30, 2017 consisted of $21.6 million of cash and cash equivalents and $64.8 million available for borrowing under our credit facility, $6.3 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the nine months ended September 30, 2017 were $54.7 million, of which $33.6 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $69.8 million with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of September 30, 2017, $1.1 million was outstanding under the Term Loan and $5.0 million was outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. The interest rate for our Credit Facility for the nine months ended September 30, 2017 ranged from 3.5% to 3.8%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of September 30, 2017 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of September 30, 2017 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for the remainder of 2017 will range from $4.0 million to $9.0 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our remaining 2017 capital expenditures will be used to build out and upgrade Wi-Fi networks at our managed and operated venues and to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The investment of these resources will occur in advance of experiencing any direct benefit from them including generation of revenues. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the nine months ended September 30:

	2017	2016
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$67,424	$93,598
Net cash used in investing activities	(55,841)	(92,045)
Net cash used in financing activities	(9,439)	(3,086)

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2017, we generated $67.4 million of net cash from operating activities, a decrease of $26.2 million from the prior year comparative period. The decrease is primarily due to a $47.5 million non-cash change in our operating assets and liabilities. The change was partially offset by a $14.4 million increase in depreciation and amortization expenses related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, a $4.9 million decrease in our net loss, a $1.3 million increase in stock-based compensation expenses, and a $0.4 million increase in impairment losses and losses on disposal of fixed assets, net.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2017, we used $55.8 million in investing activities, a decrease of $36.2 million from the prior year comparative period. The decrease is due to a $37.4 million decrease in purchases of property and equipment, which was partially offset by $1.2 million of cash paid for a caching technology intangible asset, which we acquired in November 2016.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2017, we used $9.4 million of cash in financing activities, an increase of $6.4 million from the prior year comparative period. This change is primarily due to a $5.2 million increase in payments on our Credit Facility, a $5.0 million decrease in proceeds from our Credit Facility, a $1.4 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period, and a $1.1 million increase in cash paid for our capital leases and notes payable. The changes were partially offset by a $6.0 million increase in proceeds from exercise of stock options.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of September 30, 2017:

	Payments Due By Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$36,677	$8,349	$10,738	$9,774	$7,816
Operating leases for office space and other(2)	29,983	3,809	6,520	6,603	13,051
Open purchase commitments(3)	25,859	22,759	3,100	—	—
Credit Facility(4)	6,094	875	5,219	—	—
Capital leases for equipment and software(5)	5,745	3,118	2,627	—	—
Unrecognized tax benefits(6)	229	229	—	—	—
Notes payable(7)	2,164	1,231	933	—	—
Total	$106,751	$40,370	$29,137	$16,377	$20,867

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space and other under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2017 as we have not received the related goods or services.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender’s Prime Rate as of September 30, 2017 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2017 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2017, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

					X

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: November 8, 2017	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: November 8, 2017	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)