Form 10-K
period 2017-12-31
BOINGO WIRELESS INC
filed 2018-03-12
CIK 1169988

Use these links to rapidly review the document

PART IV
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

         The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $578,657,991 based on the last reported sale price of $14.96 per share on the NASDAQ Global Market on June 30, 2017, the last trading day of the most recently completed second fiscal quarter.

         As of March 1, 2018, 41,304,495 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's year ended December 31, 2017 are incorporated by reference into Part III of this Form 10-K where indicated.

BOINGO WIRELESS, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2017

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

        Over the past 16 years, we've built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 38 DAS networks containing approximately 23,500 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our "managed and operated locations") as well as networks managed and operated by third-parties with whom we contract for access (our "roaming" networks), includes approximately 1.5 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also operate Wi-Fi and internet protocol television ("IPTV") networks at 62 U.S. Army, Air Force, and Marines bases around the world.

        We generate revenue from our wireless networks in a number of ways, including our DAS, small cells and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

        We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. In 2017, DAS revenue accounted for approximately 39% of our revenue.

        Military revenue, which is driven by military personnel who purchase broadband and IPTV services on military bases accounted for approximately 27% of our total revenue in 2017. As of December 31, 2017, we have grown our military subscriber base to approximately 130,000, an increase of approximately 22% over the prior year. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 12% of our total revenue in 2017. As of December 31, 2017, our retail subscriber base was approximately 188,000, a decrease of approximately 4% over the prior year.

        Our enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers' access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. In 2017, wholesale Wi-Fi revenue accounted for approximately 16% of our revenue.

        We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. In 2017, advertising and other revenue accounted for approximately 6% of our revenue.

        Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of sales typically occurring in the fourth quarter of each year and the lowest percentage of sales occurring in the first quarter of each year. We expect this trend to continue. Our other products have not experienced any significant seasonal impact.

        We were incorporated in the State of Delaware in April 2001 under the name Project Mammoth, Inc. and changed our name to Boingo Wireless, Inc. in October 2001. Our principal executive offices are located in Los Angeles, California. Our website address is www.boingo.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

  Industry Overview

        Today, consumers own multiple connected devices—smartphones, laptops, tablets, wearables, and more. According to Cisco's 2017 Visual Networking Index ("CVNI"), global mobile data traffic grew 63% in 2016 and mobile data traffic has grown eighteen-fold over the past 5 years. CVNI estimates that by 2021, there will be 1.5 mobile devices for every human on the planet. That means 11.6 billion connected mobile devices for an estimated 7.8 billion people.

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

        The mobile data explosion has fueled the growth of higher-generation network connectivity to address the demand for more bandwidth, higher security, and faster connectivity. Telecom operators have started trials for 5G, which will provide higher bandwidth (greater than 1 gigabit per second), broader coverage, and ultra-low latency. Significant 5G deployments are expected by 2020 subject to certain gating factors like standards development, regulatory approval, and spectrum availability.

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

  •
  Leverage our neutral-host business model to grow DAS, small cell, and wholesale roaming partnerships.  Our neutral-host model enables us to effectively partner with venues because we ensure all customers receive high-quality wireless service. We successfully balance the interests of individual carriers with the goals of our venue partners, and build flexible DAS network architectures that can support multiple carriers and the latest mobile services. We are also beginning to deploy small cell networks, and we believe this technology will enable us to expand into certain venues where a traditional DAS network is cost-prohibitive.

  •
  Expand our carrier offload relationships.  As cellular networks become strained due to capacity, carriers are beginning to offload their licensed mobile traffic onto unlicensed spectrum. We are highly focused on partnering with all four Tier 1 carriers in the U.S. as well as other carriers around the world to offload their mobile traffic onto our Wi-Fi networks.

  •
  Maximize our military business through recurring subscriber fees and shorter-term transaction plans, as well as strategic build-outs.  Our military business is uniquely designed for the highly mobile young men and women of the U.S. Army, Air Force and Marines who are frequently deployed from base to base. Our service is portable from base to base, requires no equipment, installation appointment or truck roll, enabling a user to sign up and receive service immediately. We believe this currently provides a significant competitive advantage over the other providers who may also be operating on that base. We will continue to evaluate new military build-outs beyond our current footprint.

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

        DAS or Small Cell.    We offer our telecom operator partners access to our DAS or small cell networks at our managed and operated locations. We deploy our DAS or small cell networks within venues that require additional signal strength to improve the quality of cellular services.

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

  •
  Carrier offload services.  We offer services to carriers to move traffic from their licensed cellular networks onto our Wi-Fi networks.

  •
  Comes With Boingo.  We offer access to our entire network of approximately 1.5 million hotspot locations to financial institutions and other enterprise customers who then offer them as a loyalty incentive to their customers.

  •
  Wi-Fi roaming and software services.  We offer roaming services across our entire network of approximately 1.5 million hotspot locations to our partners who can then provide mobile Internet services to their customers at these locations. Our software solution, which provides one-click access to our global footprint of hotspots, has been rebranded for wholesale partners, in addition to being marketed under the Boingo brand. In combination with our back-end system infrastructure, it creates a global roaming solution for operators, carriers, other service providers and other businesses.

  •
  Turn-key solutions.  We offer our venue partners the ability to implement a turn-key Wi-Fi solution through a Wi-Fi network infrastructure that we install, manage and operate. Our turn-key solutions include a variety of service models that are supported through a mix of wholesale Wi-Fi, military, retail, and advertising revenue.

        Retail.    We enable individuals to purchase Internet access at our managed and operated hotspots and select partner locations around the world. We offer a selection of recurring monthly subscriptions and single-use access plans. Our most common plans are the $9.95 monthly subscription for up to four connected devices, and the single-use Boingo AsYouGo at $7.95 per day or $4.95 per hour. Our single-use access plans provide unlimited access on a single device at a specific hotspot for a defined period of time, tolled from the time the user first logs on to the network. We will continue to launch other flexible plans to meet the evolving needs of our customers and venues.

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

  Our Network

        Over the past 16 years, we've built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 38 DAS networks containing 23,500 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network—which includes our managed and operated locations and our roaming networks—includes approximately 1.5 million commercial Wi-Fi hotspots in more than 100 countries around the world.

        Boingo hotspot locations by region as of December 31, 2017 included:

Region	Airport	Café / Retail	Convention Center	Hotel	Other(1)	Total
North America	61	113,067	172	2,712	131,312	247,324
Latin America	87	5,317	13	253	6,860	12,530
Europe, Middle East and Africa	268	44,844	404	10,772	243,148	299,436
Asia	277	257,239	1,870	41,681	636,727	937,794

Total	693	420,467	2,459	55,418	1,018,047	1,497,084

(1)
Includes schools and universities, offices, hospitals and public spaces.

        We also operate Wi-Fi and IPTV networks at 62 U.S. Army, Air Force, and Marine bases around the world.

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

  Development

        Our development efforts are focused primarily on supporting our networks and the businesses that run across these networks. These efforts include developing web applications for ease of connecting to our managed and operated locations and aggregate partner networks, integrating our software client with our wholesale partners, continuing to adapt our technology to new operating systems and platforms, continuing to develop an advertising system and business and operations support system for monetizing network service, continuing to develop an IPTV platform for delivering IPTV services to our military bases and optimizing our networks and backend systems for roaming and carrier offload. Our development model is based on Agile development practices so any deviations can be promptly corrected to improve reliability in our network or services and enhance customer satisfaction. For the years ended December 31, 2017, 2016 and 2015, development and technology expenses were $26.8 million, $22.1 million and $19.1 million, respectively.

  Technology

        Over the past 16 years, we have developed proprietary systems that include the Boingo software client and software development kit ("SDK"); authentication, authorization and tracking systems; mediation and billing systems; IPTV management and delivery platform; free user monetization media and advertising platform; and a real-time operational support and software configuration and messaging infrastructure.

  Boingo Software Client and SDK

        The Boingo software client and SDK are installed on Wi-Fi enabled devices such as smartphones, laptops and tablets to enable our customers and our partners' customers to access our network. The key features of the Boingo software client include:

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

  Free User Monetization Media and Advertising Platform

        The Boingo Media platform enables brand advertisers to reach a captive audience through high engagement Wi-Fi sponsorships in premium locations worldwide. It delivers engaging advertising experiences, and our partners can place their messaging in the right context to their target audience. It also allows a combination of branding with direct response in a single high-impact format. Frequent travelers can be reached in a way they appreciate—by receiving free Wi-Fi access when they need it most.

  Software Configuration and Messaging System

        Our software configuration system provides real-time network configuration updates for thousands of networks and over 20 detection and login methodologies used by the Boingo software client to access our network. Our software configuration system automatically registers new network definitions and login methodologies to allow individuals to connect to our hotspot locations. All supported platforms use a single configuration, providing a high level of operational and test efficiency. Our messaging system enables real-time customer notification and system interaction at login, based on location, network, user, account type, device and usage. This approach enables us and our partners to deliver custom marketing or service messages.

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

  Customers

        We generate revenue primarily from our wholesale partners (including DAS customers) and military and retail customers. Our DAS customers are telecom operators who pay us one-time build-out fees and recurring access fees for our DAS network, enabling their cellular customers to access these networks. Our wholesale Wi-Fi customers pay usage-based network access fees to allow their customers access to our global Wi-Fi network and other wholesale Wi-Fi partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. Our wholesale customer relationships are generally governed by multi-year contracts. We acquire our wholesale customers through our business development efforts. Our military and retail customers either purchase month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our military and retail customers primarily from users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. We also generate revenue from advertisers that seek to reach visitors seeking Wi-Fi access at our managed and operated network locations with online advertising, promotional and sponsored programs. For the years ended December 31, 2017, 2016 and 2015, entities affiliated with AT&T Inc. accounted for 11%, 12% and 17%, respectively, of total revenue. For each of the years ended December 31, 2017 and 2016, entities affiliated with Sprint Corporation accounted for 11% of total revenue. For the year ended December 31, 2017, entities affiliated with Verizon Communications Inc. accounted for 11% of total revenue. For the year ended December 31, 2017, entities affiliated with T-Mobile USA, Inc. accounted for 11% of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. Our key performance indicators follow:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
DAS nodes	23.5	19.2	10.9
Subscribers—military	130	107	57
Subscribers—retail	188	195	204
Connects	223,960	142,802	105,335

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

  Competition

        The market for mobile Internet services and solutions is fragmented and competitive. We believe the principal competitive factors in our industry include the following:

  •
  price;

  •
  quality of service;

  •
  venue exclusivity;

  •
  ease of access and use;

  •
  bundled service offerings;

  •
  geographic reach; and

  •
  brand name recognition.

        Direct and indirect competitors include telecom operators, cable companies, self-managed venue networks and smaller wireless Internet service providers. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. They may offer bundled data services with primary service offerings that we do not generally offer such as landline and cellular telephone service, and cable or satellite television. Many of our competitors are also partners from whom we receive revenue when their customers access our network.

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

        Our registered trademarks in the United States and the European Union include "Boingo", "Boingo Wi-Finder", and "Don't just go. Boingo.", and in the United States, "Boingo Broadband", "Cloudnine 9 Media", "Concourse Communications", and "AWG-WIFI". We own additional registrations and have filed other trademark applications in the United States and other countries.

        In addition to the foregoing protections, we control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by United States and international copyright laws.

  Employees

        As of December 31, 2017, we had 334 employees, including 131 in operations, 91 in development and technology, 69 in sales and marketing and 43 in general and administrative. All of our employees are full-time employees except for two part-time employees. We have seven international employees who are covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider relations with our employees to be good. As of December 31, 2017, we also had arrangements with a third-party call center provider that provided us with approximately 53 full-time equivalent contractors for military, retail and enterprise customer support service and similar functions.

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

        We depend on our relationships with venue partners, particularly key venue partners and military bases, in order to manage and operate DAS, small cell, and Wi-Fi networks. These relationships generate a significant portion of our revenue and allow us to generate wholesale revenues and new military and retail customers. Our agreements with our venue partners, telecom operators, and wholesale customers are for defined periods and of varying durations. In order to maintain our relationships with venue partners, we may need to upgrade our networks or make other changes to our products and services we provide such venue partners, which would require significantly higher initial capital expenditures than we have historically incurred, and if we are unsuccessful, our relationships could be impaired. If our venue partners terminate or fail to renew these agreements, our ability to generate and retain wholesale, military and retail customers would be diminished, which might result in a significant disruption of our business and adversely affect our operating results. Further, any delays in our ability to complete the upgrade of our networks or build-out new networks can adversely affect our operating results.

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
  the number of air travel passengers;

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

        Our future success depends upon growing demand for wireless connected services. The demand for wireless connectivity may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. The continued demand for wireless connectivity services depends on the continued proliferation of smartphones, tablets and other wireless connection enabled devices. Our revenue is derived from the demand from consumers for internet connectivity, including our military and retails offerings, and from our telecom, venue and other wholesale partners attempting to provide consumers with greater connectivity. We may face challenges as we seek to increase the revenue generated from the usage on smartphones, tablets and other wireless connected devices.

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

        We have dedicated a significant amount of resources to building out broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. Military revenue comprises a substantial part of our overall revenue and the U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position.

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

         Negotiations with prospective or existing partners can be lengthy and unpredictable, which may cause our operating results to vary.

        Our negotiations with prospective or existing venue partners, including large venues like airports, transportation hubs, stadiums, arenas, military bases, universities, convention centers, office campuses and other partners, to acquire Wi-Fi locations to operate or to acquire roaming rights on partners' networks, or for new partners to implement our solutions or to extend or amend current arrangements, can be lengthy, and in some cases can last over 12 months. Because of the lengthy negotiation cycle, the time required to reach a final or amended agreement with a partner is unpredictable and may lead to variances in our operating results from quarter to quarter. Negotiations with prospective and existing partners also require substantial time, effort and resources. We may ultimately fail in our negotiations, resulting in costs to our business without any associated benefits.

         We may be unsuccessful in expanding into new venue types, which could harm the growth of our business, operating results and financial condition.

        We are negotiating with existing and prospective partners to expand our managed and operated Wi-Fi network and small cell footprint in venue types where we historically have had only a limited presence. Expansion into these venue types, which may include shopping malls, stadiums, hospitals, retail stores and quick service restaurants, may require significantly higher initial capital expenditures than we have historically incurred. In contrast to Wi-Fi network build-outs at venues such as airports, where telecom operators typically pay the substantial expense of laying cable or fiber, we may be required to incur the initial capital expense of access points and related hardware and cabling at tens of thousands of quick serve restaurant locations and hundreds of shopping malls, hospitals, retail stores and stadium locations. We may not be able to execute on our strategy or there may not be returns on these investments in the near future or at all. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

        Advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments may result in a compromise or breach of the technology we use to protect user transaction data and cyber-security attacks are becoming more sophisticated. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our network, unauthorized release of confidential or otherwise protected information or corruption of data. Any compromises of our security could damage our reputation and brand and expose us to possible liability such as litigation claims or fines, which would substantially harm our business and operating results. We have incurred costs and may need to expend significant additional resources to appropriately protect against security breaches or to address problems caused by breaches.

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

        Our competitors, many of whom are also our partners, include a variety of telecom operators and network operators, including Verizon, AT&T, T-Mobile, Sprint, Comcast, Charter, Altice and local operators. These and other competitors have developed or may develop technologies that compete directly with our solutions. Many of our competitors are substantially larger than we are and have substantially longer operating histories. We may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and personnel resources than we do. Some also have greater name and brand recognition and a larger base of subscribers or users than we have. In addition, our competitors may provide services that we generally do not, such as cellular, local exchange and long distance services, voicemail and digital subscriber line. Users that desire these services may choose to also obtain mobile wireless connectivity services from a competitor that provides these additional services rather than from us.

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

         We rely on our credit facility to fund a significant portion of our capital expenditures and other capital needs. If we are unable to achieve compliance with the credit facility covenants, or interest rates increase significantly, or we are unable to renew our credit facility on favorable terms, or at all, our business would be negatively impacted.

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

        Additionally, the Credit Agreement expires in November 2018. Market conditions in the U.S. credit markets may negatively impact our ability to renew the Credit Agreement on favorable terms upon its expiration. If we are unable to renew the Credit Agreement on favorable terms, or at all, our ability to fund our operations may be impaired, which would have a material adverse effect on our results of operations.

         The growth of free Wi-Fi networks may compete with our paid mobile Wi-Fi Internet solutions.

        Many venues offer free mobile Wi-Fi as an incentive or value-added benefit to their customers. Free Wi-Fi may reduce retail customer demand for our services, and put downward pressure on the prices we charge our retail customers. In addition, telecom operators may offer free mobile Wi-Fi as part of a home broadband or other service contract, which also may force down the prices we charge our retail customers. If we are unable to effectively offset this downward pressure on our prices by being a Wi-Fi service provider or sufficiently grow our DAS and small cell business, or if we are unable to acquire and retain retail customers, we will have lower profit margins and our operating results and financial condition may be adversely impacted.

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

         Material defects or errors in our software could harm our reputation and brand, result in significant costs to us and impair our ability to sell the Boingo solution.

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

  •
  termination or potential termination of a relationship with a venue partner;

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

  •
  governmental investigations;

  •
  changes in the industries in which we operate;

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

         If we fail to comply with the rules of Section 404 of the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our financial results may be adversely effected and we may be subject to sanctions by regulatory authorities and our stock price could decline.

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

        We may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Additionally, the Credit Agreement expires in November 2018 and if we are unable to renew the Credit Agreement on favorable terms, or at all, our ability to fund our operations may be impaired, which would have a material adverse effect on our results of operations. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges and opportunities could be significantly limited.

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

        We are authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2017, there were approximately 40,995,000 shares of our common stock issued and outstanding and no shares of preferred stock outstanding. In addition, as of December 31, 2017, we had approximately 3,324,000 unvested restricted stock units, approximately 1,282,000 exercisable stock options, and approximately 3,863,000 shares available for grant under the 2011 Plan.

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

  •
  establish a classified board of directors (that is being phased out over the next two years), which prevents, until the 2020 annual meeting of stockholders when all directors will be elected annually, the ability of a stockholder to launch a proxy contest to replace the entire board of directors;

  •
  require that until the expiration of the term of any director elected to serve a three-year term, such directors may only be removed from office for cause and only upon a majority stockholder vote;

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

        As of December 31, 2017 our accumulated deficit was $132.0 million. We generated a net loss in 2017 and we are also currently investing in our future growth through expanding our network and buildouts, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to achieve profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to achieve profitability if we cannot generate sufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to achieve profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or increase profitability.

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

         Changes in accounting standards and their interpretations could adversely affect our operating results.

        U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Public Company Accounting Oversight Board, or PCAOB, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations, including the implementation of ASU 2014-09, Revenue from Contracts with Customers, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before or after the announcement of a change.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2017, we leased approximately 52,000 square feet of space for our corporate headquarters in Los Angeles, CA. As of December 31, 2017, we also leased an approximately 13,200 additional square feet in aggregate office space in Brea, California; San Francisco, California; Oak Brook, Illinois; Lake Success, New York; New York, New York; McKinney, Texas; Detroit, Michigan; Sao Paolo, Brazil; and Dubai, United Arab Emirates. We believe that our office facilities will be adequate for the foreseeable future.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "WIFI." The following table sets forth the high and low sales prices of our common stock based on closing prices as reported by the NASDAQ Global Market for the periods indicated.

	2017
	High	Low
First quarter	$13.28	$10.91
Second quarter	$16.93	$12.82
Third quarter	$21.90	$14.33
Fourth quarter	$25.27	$21.01

	2016
	High	Low
First quarter	$7.72	$5.52
Second quarter	$8.92	$6.65
Third quarter	$10.28	$8.20
Fourth quarter	$12.75	$9.44

  Registered Stockholders

        As of March 1, 2018, there were 23 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

  Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

        We did not sell any equity securities not registered under the Securities Act during the year ended December 31, 2017.

  Issuer Purchases of Equity Securities

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000,000 of the Company's common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the years ended December 31, 2017 and 2016. As of December 31, 2017, the remaining approved amount for repurchases was approximately $5,180,000.

  Equity Compensation Plan Information

        On March 13, 2017, the Company filed a registration statement on Form S-8 to register 1,735,286 shares representing additional shares authorized as of January 2, 2017 under the Evergreen Provision of the 2011 Equity Incentive Plan. On January 1, 2018, an additional 1,844,781 shares under the Evergreen Provision of the 2011 Equity Incentive Plan were authorized and the Company is filing a registration statement on Form S-8 to register these additional shares on or around the date hereof.

  Performance Measurement Comparison

        The following performance graph shows the total stockholder return of an investment of $100 in cash made on December 31, 2012 in each of (i) our common stock, (ii) a broad equity market index, the securities comprising the Nasdaq Composite Index, and (iii) issuers with similar market capitalizations, the securities comprising the Russell 2000 index.

        The performance graph assumes that $100 was invested on December 31, 2012 in our common stock and in each index, and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

 COMPARISON OF 60 MONTHS CUMULATIVE TOTAL RETURN*
Among Boingo Wireless, Inc., The NASDAQ Composite Index and The Russell 2000 Index**

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
NASDAQ Composite Index	$100.00	$138.32	$156.85	$165.84	$142.73	$228.63
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$126.39	$180.79
Boingo	$100.00	$84.90	$101.59	$87.68	$174.14	$298.01

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

        The consolidated statements of operations data set forth below for years 2017, 2016 and 2015 and the consolidated balance sheets data as of the end of years 2017 and 2016 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statements of operations data for years 2014 and 2013 and the consolidated balance sheets data as of the end of years 2015, 2014 and 2013 are derived from the audited financial statements previously filed with the SEC on Form 10-K. The results of businesses acquired in a business combination are included in the Company's consolidated financial statements from the date of the acquisition.

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

        AWG and Endeka have been integrated into our product offerings; therefore, it is not practical to disclose actual and pro forma financial results since the acquisitions.

        We early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as of January 1, 2016. As a result of this adoption, we recorded $6,933,000 and $589,000 of net deferred tax assets related to our federal and state net operating losses for excess windfall tax benefits, respectively, as of January 1, 2016. We established a full valuation allowance against those deferred tax assets as of January 1, 2016 based on the determination that it was more likely than not that those deferred tax assets would not be realized. We also elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis. The change in our accounting policy resulted in a $94,000 increase to additional paid-in capital and accumulated deficit as of January 1, 2016.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$204,369	$159,344	$139,626	$119,297	$106,746
Costs and operating expenses:
Network access	90,702	69,112	62,988	59,411	47,245
Network operations	47,615	42,307	33,537	25,475	18,402
Development and technology	26,754	22,126	19,147	14,879	11,432
Selling and marketing	20,933	18,729	19,653	16,382	14,244
General and administrative	35,568	29,719	22,356	17,460	15,067
Amortization of intangible assets	3,498	3,448	3,576	3,716	2,250

Total costs and operating expenses	225,070	185,441	161,257	137,323	108,640

Loss from operations	(20,701)	(26,097)	(21,631)	(18,026)	(1,894)
Interest and other (expense) income, net	(153)	(459)	(66)	(41)	37

Loss before income taxes	(20,854)	(26,556)	(21,697)	(18,067)	(1,857)
Income tax (benefit) expense	(2,078)	427	481	700	1,461

Net loss	(18,776)	(26,983)	(22,178)	(18,767)	(3,318)
Net income attributable to non-controlling interests	590	348	114	754	650

Net loss attributable to common stockholders	$(19,366)	$(27,331)	$(22,292)	$(19,521)	$(3,968)

Net loss per share attributable to common stockholders:
Basic	$(0.49)	$(0.72)	$(0.60)	$(0.55)	$(0.11)
Diluted	$(0.49)	$(0.72)	$(0.60)	$(0.55)	$(0.11)
Other Financial Data:
Operating cash flows	$97,728	$115,205	$98,575	$21,207	$20,671
Investing cash flows	(74,458)	(107,331)	(101,502)	(39,199)	(40,403)
Financing cash flows	(16,054)	(3,121)	8,843	(480)	(11,068)
Adjusted EBITDA(1)	68,916	40,798	29,636	20,300	23,802

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$26,685	$19,485	$14,718	$8,849	$27,338
Marketable securities	—	—	—	1,614	32,962
Working capital	(63,146)	(31,388)	(31,802)	(14,489)	31,748
Total assets	384,309	380,981	341,012	218,615	214,323
Deferred revenue, net of current portion	149,168	152,719	106,825	27,267	21,591
Long-term debt	—	15,875	16,750	2,625	—
Long-term portion of capital leases and notes payable	6,747	4,612	2,336	581	733
Total liabilities	285,279	282,435	228,977	91,185	73,890
Total stockholders' equity	99,030	98,546	112,035	127,430	140,433

(1)
We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax (benefit) expense, interest and other expense (income), net, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States ("GAAP") financial measures to supplement their GAAP results; and

•
it is useful to exclude (i) non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards and (ii) settlement expense related to a claim from one of our venue partners and charges related to our contested proxy election for the 2016 annual meeting of stockholders because they represent non-recurring charges and are not indicative of the underlying performance of our business operations.

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

        The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net loss attributable to common stockholders	$(19,366)	$(27,331)	$(22,292)	$(19,521)	$(3,968)
Depreciation and amortization of property and equipment	69,097	49,202	38,293	27,446	18,940
Stock-based compensation expense	14,215	12,805	9,398	7,164	4,506
Amortization of intangible assets	3,498	3,448	3,576	3,716	2,250
Income tax (benefit) expense	(2,078)	427	481	700	1,461
Interest and other expense (income), net	153	459	66	41	(37)
Non-controlling interests	590	348	114	754	650
Contested proxy election expense	—	1,440	—	—	—
Settlement expense	2,807	—	—	—	—

Adjusted EBITDA	$68,916	$40,798	$29,636	$20,300	$23,802

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

  Overview

        We believe we are the leading global provider of neutral-host commercial mobile Wi-Fi Internet solutions and indoor DAS services in the world. Our software applications and solutions enable individuals to access our extensive global Wi-Fi networks that cover approximately 1.5 million hotspots. We operate 38 DAS networks containing approximately 23,500 nodes. Our offerings provide compelling cost and performance advantages to our customers and partners.

        We grew revenue from $159.3 million in 2016 to $204.4 million in 2017, an increase of 28.3%. We grew revenue from $139.6 million in 2015 to $159.3 million in 2016, an increase of 14.1%. We generated a net loss attributable to common stockholders of $19.4 million in 2017 compared to $27.3 million in 2016. Adjusted EBITDA increased from $40.8 million in 2016 to $68.9 million in 2017, an increase of 68.9%. For a discussion of Adjusted EBITDA and a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

        The proliferation of smartphones, tablets, laptops, wearables, and other Wi-Fi enabled devices—in conjunction with the increased consumption of high-bandwidth activities like video, online gaming, streaming, cloud-based applications and mobile apps—has created a demand for high-speed, high-bandwidth Internet access in public places both large and small. These data intensive activities are driving a global surge in mobile Internet data traffic that is expected to increase nearly seven-fold between 2016 and 2021, according to Cisco's 2017 Visual Networking Index. We believe these trends present us with opportunities to generate significant growth in revenue and profitability.

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

        Services provided to wholesale Wi-Fi partners generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for Wi-Fi network usage, and/or (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the service arrangement. The initial term of the license agreements is generally between one to three years and the agreements generally contain renewal clauses. Revenue for Wi-Fi network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

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

  Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually as of December 31st. Entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test described in ASC 350, Intangibles—Goodwill and Other. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

        At December 31, 2017 and 2016, we tested our goodwill for impairment using a market based approach and no impairment was identified as the fair value of our sole reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

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

  Key Business Metrics

        In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. Our key performance indicators follow:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
DAS nodes	23.5	19.2	10.9
Subscribers—military	130	107	57
Subscribers—retail	188	195	204
Connects	223,960	142,802	105,335

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

        Advertising and other.    We generate revenue from advertisers that seek to reach visitors to our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs and at locations where we solely provide authorized access to a partner's Wi-Fi network through sponsored access and promotional programs. In addition, we receive revenue from customers in certain venues where we manage and operate the Wi-Fi network.

        For the years ended December 31, 2017, 2016 and 2015, entities affiliated with AT&T Inc. accounted for 11%, 12% and 17%, respectively, of total revenue. For each of the years ended December 31, 2017 and 2016, entities affiliated with Sprint Corporation accounted for 11% of total revenue. For the year ended December 31, 2017, entities affiliated with Verizon Communications Inc. accounted for 11% of total revenue. For the year ended December 31, 2017, entities affiliated with T-Mobile USA, Inc. accounted for 11% of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

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

        Development and technology.    Development and technology expenses consist of costs for our product development and engineering departments, developers and our information systems services staff, depreciation of our equipment and internal-use software, cloud computing, and hardware and software maintenance fees.

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

  Income Tax (Benefit) Expense

        We established a full valuation allowance as a result of our assessment that it was more likely than not that certain federal and state deferred tax assets would not be realized and we have continued to maintain the full valuation allowance as of December 31, 2017 and 2016.

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

  Results of Operations

        The following tables set forth our results of operations for the specified periods.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$204,369	$159,344	$139,626
Costs and operating expenses:
Network access	90,702	69,112	62,988
Network operations	47,615	42,307	33,537
Development and technology	26,754	22,126	19,147
Selling and marketing	20,933	18,729	19,653
General and administrative	35,568	29,719	22,356
Amortization of intangible assets	3,498	3,448	3,576

Total costs and operating expenses	225,070	185,441	161,257

Loss from operations	(20,701)	(26,097)	(21,631)
Interest and other expense, net	(153)	(459)	(66)

Loss before income taxes	(20,854)	(26,556)	(21,697)
Income tax (benefit) expense	(2,078)	427	481

Net loss	(18,776)	(26,983)	(22,178)
Net income attributable to non-controlling interests	590	348	114

Net loss attributable to common stockholders	$(19,366)	$(27,331)	$(22,292)

Depreciation and amortization expense included in the above line items:
Network access	$42,435	$27,013	$22,666
Network operations	16,382	13,966	9,058
Development and technology	9,247	7,207	5,441
General and administrative	1,033	1,016	1,128

Total	$69,097	$49,202	$38,293

Stock-based compensation expense included in the above line items:
Network operations	$2,174	$2,144	$1,504
Development and technology	1,068	1,070	731
Selling and marketing	2,060	1,842	3,411
General and administrative	8,913	7,749	3,752

Total	$14,215	$12,805	$9,398

  Depreciation and amortization expense

        Depreciation expense increased $19.9 million, or 40.4%, in 2017, as compared to 2016, and depreciation expense increased $10.9 million, or 28.5%, in 2016, as compared to 2015, primarily due to increased depreciation and amortization expense from our increased fixed assets for our DAS build-out projects, Wi-Fi networks, and software development in those periods.

  Stock-based compensation expense

        Stock-based compensation expense increased $1.4 million, or 11.0%, in 2017, as compared to 2016, primarily due to stock-based compensation expense related to our performance-based RSUs. Stock-

based compensation expense increased $3.4 million, or 36.3%, in 2016, as compared to 2015, primarily due to additional stock-based compensation expenses for RSUs granted in 2015 and 2016. In 2016, our Compensation Committee determined to adjust its practice of making annual long-term equity grants and instead adopted a compensation cycle whereby it granted equity awards to our Chief Executive Officer and Chief Financial Officer covering the number of shares it might otherwise have granted in 2016 through 2018, with "cliff" vesting dates in 2019. These grants were made to focus our Chief Executive Officer and Chief Financial Officer on the Company's overall long-term corporate and strategic goals, eliminate intervening quarterly vesting dates that force them to sell shares in the market to cover taxes triggered upon vesting, and strengthen the Company's ability to retain our senior management team over the next three years. As a result of these larger-than-usual RSU grants, the Compensation Committee does not intend to grant additional equity awards to our Chief Executive Officer and Chief Financial Officer until 2019.

        We issue RSUs that vest over a specified service period. We also issue performance-based RSUs to executive personnel. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met and based on the expected achievement levels. In 2017, 2016, and 2015, we capitalized $0.7 million, $0.7 million and $0.8 million, respectively, of stock-based compensation expense.

        At December 31, 2017, the total remaining stock-based compensation expense for unvested RSU awards is approximately $13,391,000 which is expected to be recognized over a weighted average period of 2.8 years.

        The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	44.4	43.4	45.1
Network operations	23.3	26.6	24.0
Development and technology	13.1	13.9	13.7
Selling and marketing	10.2	11.8	14.1
General and administrative	17.4	18.7	16.0
Amortization of intangible assets	1.7	2.2	2.6

Total costs and operating expenses	110.1	116.4	115.5

Loss from operations	(10.1)	(16.4)	(15.5)
Interest and other expense, net	(0.1)	(0.3)	0.0

Loss before income taxes	(10.2)	(16.7)	(15.5)
Income tax (benefit) expense	(1.0)	0.3	0.3

Net loss	(9.2)	(16.9)	(15.9)
Net income attributable to non-controlling interests	0.3	0.2	0.1

Net loss attributable to common stockholders	(9.5)%	(17.2)%	(16.0)%

Years ended December 31, 2017 and 2016

  Revenue

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Revenue:
DAS	$80,552	$58,182	$22,370	38.4
Military	55,129	39,975	15,154	37.9
Wholesale—Wi-Fi	31,529	22,221	9,308	41.9
Retail	24,926	26,636	(1,710)	(6.4)
Advertising and other	12,233	12,330	(97)	(0.8)

Total revenue	$204,369	$159,344	$45,025	28.3

Key business metrics:
DAS nodes	23.5	19.2	4.3	22.4
Subscribers—military	130	107	23	21.5
Subscribers—retail	188	195	(7)	(3.6)
Connects	223,960	142,802	81,158	56.8

        DAS.    DAS revenue increased $22.4 million, or 38.4%, in 2017, as compared to 2016, due to a $20.5 million increase from new build-out projects in our managed and operated locations and a $1.9 million increase in access fees from our telecom operators. DAS build-out revenues in 2017 and 2016 include $0.2 million and $0.5 million, respectively, of short-term build projects that include sales of equipment that were completed during those periods.

        Military.    Military revenue increased $15.2 million, or 37.9%, in 2017, as compared to 2016 due to a $19.2 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 1.7% increase in the average monthly revenue per military subscriber in 2017 compared to 2016. The increase was partially offset by a $4.0 million decrease in military single-use revenue.

        Wholesale—Wi-Fi.    Wholesale Wi-Fi revenue increased $9.3 million, or 41.9%, in 2017, as compared to 2016, due to a $7.3 million increase in partner usage based fees and a $2.0 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

        Retail.    Retail revenue decreased $1.7 million, or 6.4%, in 2017, as compared to 2016, primarily due to a $1.6 million decrease in retail single-use revenue.

        Advertising and other.    Advertising and other revenue decreased $0.1 million, or 0.8%, in 2017, as compared to 2016, due to a $0.7 million decrease in advertising sales at our managed and operated locations, which was partially offset by a $0.6 million increase in revenues from other service agreements.

  Costs and Operating Expenses

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$90,702	$69,112	$21,590	31.2
Network operations	47,615	42,307	5,308	12.5
Development and technology	26,754	22,126	4,628	20.9
Selling and marketing	20,933	18,729	2,204	11.8
General and administrative	35,568	29,719	5,849	19.7
Amortization of intangible assets	3,498	3,448	50	1.5

Total costs and operating expenses	$225,070	$185,441	$39,629	21.4

        Network access.    Network access costs increased $21.6 million, or 31.2%, in 2017, as compared to 2016. The increase is primarily due to a $15.4 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects, a $5.2 million increase in revenue share paid to venues in our managed and operated locations, and a $0.8 million increase from customer usage at partner venues.

        Network operations.    Network operations expenses increased $5.3 million, or 12.5%, in 2017, as compared to 2016, due to a $2.4 million increase in depreciation expense related to our increased fixed assets, a $1.5 million increase in personnel related expenses, and a $1.3 million increase in other expenses. Other expenses for 2017 and 2016 include $0.9 million and $0.1 million, respectively, of impairment losses primarily related to construction in progress projects that were abandoned.

        Development and technology.    Development and technology expenses increased $4.6 million, or 20.9%, in 2017, as compared to 2016, due to a $2.0 million increase in depreciation expense related to our increased fixed assets, a $1.8 million increase in personnel related expenses, and a $0.8 million increase in cloud computing expenses.

        Selling and marketing.    Selling and marketing expenses increased $2.2 million, or 11.8%, in 2017, as compared to 2016, primarily due to a $1.6 million increase in personnel related expenses, a $0.3 million increase in marketing and advertising expenses, and a $0.2 million increase in other consulting expenses.

        General and administrative.    General and administrative expenses increased $5.8 million, or 19.7%, in 2017, as compared to 2016, due to a $2.8 million settlement expense accrual related to a claim from one of our venue partners recorded in 2017, a $2.6 million increase in personnel related expenses, which was inclusive of a $1.2 million increase in stock-based compensation, a $1.5 million increase in professional fees and consulting expenses, and a $0.7 million increase in bad debt expenses. The increases were partially offset by $1.4 million of costs we incurred in 2016 on our contested proxy election for the 2016 annual meeting of stockholders and a $0.4 million decrease in other expenses.

        Amortization of intangible assets.    Amortization of intangible assets expense remained relatively consistent in 2017, as compared to 2016.

  Interest and Other Expense, Net

        There were no significant changes in interest and other expense, net, in 2017, as compared to 2016. We capitalized $0.8 million of interest expense in each of the years ended December 31, 2017 and 2016.

  Income Tax (Benefit) Expense

        In December 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. TCJA amended the Internal Revenue Code of 1986 and included the following key provisions, which are generally effective for tax years beginning after December 31, 2017, that are determined to have a significant impact on our effective tax rate:

  •
  Reduction of the corporate federal tax rate to 21%;

  •
  Permanent repeal of the alternative minimum tax regime with refunds of excess carryforwards;

  •
  For any net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, repeals carryback ability but permits indefinite carryforward subject to a limitation of utilization to 80% of taxable income;

  •
  For executive compensation in excess of $1 million, changes covered employees to principal executive officer, principal financial officer, and three other highest paid officers; eliminates the "last day of the tax year" language for determination of a covered employee; removes exceptions for commissions and performance-based compensation; and employees that are covered persons remain covered persons for all future years;

  •
  Permits 100% bonus depreciation for eligible property placed in-service after September 27, 2017 and before January 1, 2023;

  •
  Disallows interest expense in excess of 30% of adjusted taxable income, which excludes deductions for depreciation, amortization, or depletion for taxable years beginning after December 31, 2017 and before January 1, 2022 only, but permits indefinite carryforward; and

  •
  Expands income exclusions and/or deduction limitations for certain fringe benefits that we may offer to our employees.

        We have completed our assessment of the impact of TCJA on our consolidated financial statements as of December 31, 2017 and have recorded the impact of the enactment of TCJA in our consolidated financial statements for the year ended December 31, 2017. In 2017, we recorded an income tax benefit of $2.1 million, or an effective tax rate of 10.0%, which is inclusive of a $1.3 million income tax benefit resulting from the reduction of the corporate federal tax rate as well as a $1.7 million income tax benefit provided by the indefinite carryforward of NOLs, which are expected to be available to recover our deferred tax liabilities that have an indefinite reversal pattern. In 2016, we recorded an income tax expense of $0.4 million, or an effective tax rate of 1.6%.

        Our future effective tax rate depends on various factors, such as our level of future taxable income, tax legislation and credits and the geographic compositions of our pre-tax income. We do not expect to incur any significant income taxes until such time that we reverse our valuation allowance against our federal and state deferred tax assets upon return to sustained profitability.

  Non-controlling Interests

        There were no significant changes in non-controlling interests in 2017, as compared to 2016.

  Net Loss Attributable to Common Stockholders

        Our net loss in 2017 decreased as compared to 2016, primarily as a result of the $45.0 million increase in revenues and the $2.5 million change in our income taxes, which were partially offset by the $39.6 million increase in costs and operating expenses. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

  Adjusted EBITDA

        Adjusted EBITDA was $68.9 million in 2017, an increase of 68.9% from $40.8 million recorded in 2016. As a percent of revenue, Adjusted EBITDA was 33.7% in 2017, up from 25.6% of revenue in 2016. The Adjusted EBITDA increase was due primarily to the $19.9 million increase in depreciation and amortization expense, the $8.0 million decrease in our net loss attributable to common stockholders, and the $1.4 million increase in stock-based compensation expenses in 2017 compared to 2016. The changes were partially offset by the $2.5 million change in our income taxes in 2017 compared to 2016. Adjusted EBITDA in 2017 excludes $2.8 million of settlement expense accrual related to a claim from one of our venue partners. Adjusted EBITDA in 2016 excludes $1.4 million of expenses that we incurred on our contested proxy election for the 2016 annual meeting of stockholders. We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax (benefit) expense, interest and other expense, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual. For a discussion of Adjusted EBITDA and a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

Years ended December 31, 2016 and 2015

  Revenue

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands, except percentages)
Revenue:
DAS	$58,182	$46,455	$11,727	25.2
Military	39,975	19,898	20,077	100.9
Wholesale—Wi-Fi	22,221	21,923	298	1.4
Retail	26,636	31,763	(5,127)	(16.1)
Advertising and other	12,330	19,587	(7,257)	(37.1)

Total revenue	$159,344	$139,626	$19,718	14.1

Key business metrics:
DAS nodes	19.2	10.9	8.3	76.1
Subscribers—military	107	57	50	87.7
Subscribers—retail	195	204	(9)	(4.4)
Connects	142,802	105,335	37,467	35.6

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

  Adjusted EBITDA

        Adjusted EBITDA was $40.8 million in 2016, an increase of 37.7% from $29.6 million recorded in 2015. As a percent of revenue, Adjusted EBITDA was 25.6% in 2016, up from 21.2% of revenue in 2015. The Adjusted EBITDA increase was due primarily to the $10.8 million increase in depreciation and amortization expense, $3.4 million increase in stock-based compensation expenses, a $0.4 million increase in interest and other expense, net, and a $0.2 million increase in non-controlling interests. The increases were partially offset by the $5.0 million increase in our net loss attributable to common stockholders in 2016 compared to 2015. Our net loss attributable to common stockholders includes $1.4 million expended on our contested proxy election for the annual meeting of stockholders in 2016, which have been excluded from Adjusted EBITDA. We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax (benefit) expense, interest and other expense, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual. For a discussion of Adjusted EBITDA and a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA, see footnote 1 to "Selected Financial Data" in Part II, Item 6.

Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of December 31, 2017 consisted of $26.7 million of cash and cash equivalents and $69.8 million available for borrowing under our credit facility, $8.2 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

        Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in 2017 were $73.3 million, of which $45.4 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

        We have entered into a Credit Agreement (the "Credit Agreement") and related agreements, as amended with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A. and Silicon Valley Bank, and Citizens Bank, N.A. (the "Lenders"), for a secured credit facility in the form of a revolving line of credit up to $69.8 million, which was increased from $46.5 million in February 2016, with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the "Revolving Line of Credit") and a term loan of $3.5 million (the "Term Loan" and together with the Revolving Line of Credit, the "Credit Facility"). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of December 31, 2017, $0.9 million was outstanding under the Term Loan and there were no amounts outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018. For the year ended December 31, 2017, interest rates for our Credit Facility ranged from 3.5% to 3.8%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control. Additionally, the Credit Agreement expires in November 2018. Market conditions in the U.S. credit markets may negatively impact our ability to renew the Credit Agreement on favorable terms upon its expiration. If we are unable to renew the Credit Agreement on favorable terms, or at all, our ability to fund our operations may be impaired.

        We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of December 31, 2017 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of December 31, 2017 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity to pursue our strategic objectives for capital expenditures and acquisitions that we may pursue from time to time.

        We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures in 2018 will range from $25.0 million to $35.0 million, excluding capital expenditures for DAS build-out projects, which are typically reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2018 capital expenditures will be used to build out and upgrade Wi-Fi networks at our managed and operated venues and to build and upgrade our residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

        The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$97,728	$115,205	$98,575
Net cash used in investing activities	(74,458)	(107,331)	(101,502)
Net cash (used in) provided by financing activities	(16,054)	(3,121)	8,843

  Net Cash Provided by Operating Activities

        In 2017, we generated $97.7 million of net cash from operating activities, a decrease of $17.5 million from 2016. The decrease is primarily due to a $46.0 million non-cash change in our operating assets and liabilities and a $2.9 million change in our deferred income taxes. The change was partially offset by a $19.9 million increase in depreciation and amortization expenses related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, a $8.2 million decrease in our net loss, a $1.4 million increase in stock-based compensation expenses, a $0.7 million increase in bad debt expenses, and a $1.1 million increase in impairment losses and losses on disposal of fixed assets, net.

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

  Net Cash Used in Investing Activities

        In 2017, we used $74.5 million in investing activities, a decrease of $32.9 million from 2016. The decrease is primarily due to a $34.0 million decrease in purchases of property and equipment, which was partially offset by $1.2 million of cash paid for a caching technology intangible asset, which we acquired in November 2016.

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

  Net Cash (Used in) Provided by Financing Activities

        In 2017, we used $16.1 million of cash in financing activities, an increase of $12.9 million from 2016. This change is primarily due to a $10.4 million increase in payments on our Credit Facility, a $5.0 million decrease in proceeds from our Credit Facility, a $2.0 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period, and a $2.0 million increase in cash paid for our capital leases and notes payable. The changes were partially offset by a $6.3 million increase in proceeds from exercise of stock options.

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

  Contractual Obligations and Commitments

        The following table sets forth our contractual obligations and commitments as of December 31, 2017:

	Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Venue revenue share minimums(1)	$39,998	$9,242	$14,273	$9,494	$6,989
Operating leases for office space(2)	29,048	3,608	6,562	6,650	12,228
Open purchase commitments(3)	16,231	15,781	450	—	—
Credit Facility(4)	875	875	—	—	—
Capital leases and notes payable for equipment and software(5)	12,518	5,771	6,747	—	—

Total	$98,670	$35,277	$28,032	$16,144	$19,217

(1)
Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)
Office space under non-cancellable operating leases.

(3)
Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our consolidated balance sheet as of December 31, 2017 as we have not received the related goods or services.

(4)
Long-term debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments of long-term debt.

(5)
Payments under non-cancellable capital leases and loans payable related to equipment, primarily for data communication and database software, and prepaid maintenance service purchases.

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

        Interest rate risk.    Our Revolving Line of Credit and Term Loan bears, at the Company's election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three month period. Our use of variable rate debt exposes us to interest rate risk. A 100 basis point increase in the LIBOR or Lender's Prime Rate as of December 31, 2017 would not have a material impact on net loss and cash flow.

        Foreign currency exchange rate risk.    We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2017 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

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

        The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report.

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

        Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

        Based on this assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The Report of Independent Registered Public Accounting Firm is filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

  Changes in Internal Control over Financial Reporting

        Throughout 2017, in order to facilitate the adoption of the new revenue recognition accounting standard on January 1, 2018, we implemented internal controls to help ensure we properly evaluated our customer contracts and assessed the impact to our consolidated financial statements. We expect to continue to implement additional internal controls related to the adoption of this standard in the first quarter of 2018.

        There have been no other changes in the Company's internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2017.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11.    Executive Compensation

        The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company's definitive Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Discussion and Analysis," and "Directors, Executive Officers and Corporate Governance," to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Securities Authorized for Issuance under Equity Compensation Plans" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, will be included in the Company's definitive Proxy Statement under the caption "Certain Relationships and Related Party Transactions" to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required by Item 13 of Form 10-K regarding director independence will be included in the Company's definitive Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Independence of the Board of Directors," to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 will be included in the Company's definitive Proxy Statement under the caption "Independent Registered Public Accounting Firm" to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.

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

        (b)   The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2
3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1
3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2
4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2011.	S-1	04/13/2011	4.1
4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2
10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Description	Form	Date	Number
10.2	Amended and Restated 2001 Stock Incentive Plan.†	S-1	01/14/2011	10.2
10.3	2001 Stock Incentive Plan Notice of Option Grant and Option Agreement.†	10-Q	08/04/2017	10.1
10.4	Form of Vesting Extension Agreement.†	8-K	02/03/2016	99.1
10.5	Amended and Restated 2011 Equity Incentive Plan.	10-Q	08/10/2015	10.1
10.6	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Performance Stock Units).†	10-Q	08/04/2017	10.2
10.7	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement.†	10-Q	08/04/2017	10.3
10.8	Letter agreement between the Registrant and David Hagan, dated April 11, 2011.†	S-1	04/13/2011	10.5
10.9	2010 Management Incentive Compensation Plan.†	S-1	01/14/2011	10.7
10.10	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8
10.11	Lease Amendment dated August 19, 2014 between CA-10960 Wilshire Limited Partnership and Registrant.	10-Q	11/10/2014	10.1
10.12	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.^	S-1	04/29/2011	10.9
10.13	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A
10.14	Amendment Agreement, dated December 31, 2014 between the Registrant and the City of Chicago.^	10-K	03/16/2015	10.11
10.15	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10
10.16	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10A
10.17	Supplemental Agreement, dated June 30, 2002 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.2

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Description	Form	Date	Number
10.18	Supplemental Agreement, dated November 30, 2006 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.3
10.19	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.#	10-Q	11/12/2013	10.17
10.20	Supplemental Agreement, dated July 21, 2014 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.4
10.21	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11
10.22	Letter agreement between the Registrant and Peter Hovenier, dated April 1, 2013.†	8-K	04/02/2013	10.1
10.23	Letter agreement between the Registrant and Dawn Callahan, dated January 1, 2013.†	10-K	03/17/2014	10.15
10.24	Letter agreement between the Registrant and Tom Tracey, dated September 23, 2011.†	10-K	03/17/2014	10.16
10.25	Letter agreement between the Registrant and Derek Peterson, dated January 30, 2013.†	10-K	03/17/2014	10.17
10.26	Credit agreement between the Registrant and Bank of America, N.A.^	10-K	03/16/2015	10.24
10.27	First Amendment to Credit Agreement.	10-Q	08/10/2015	10.2
10.28	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (2016 Performance Stock Units) under 2011 Equity Incentive Plan.†	8-K	02/03/2016	99.2
10.29	Joinder Agreement dated as of February 23, 2016, by and among the Registrant, Bank of America, N.A., Silicon Valley Bank and Citizens Bank, N.A.	8-K	02/25/2016	10.1
10.30	Cooperation Agreement, dated June 1, 2016, by and among Boingo Wireless, Inc., each of Ides Capital Management LP, Ides Capital Opportunities Fund, LP, Ides Capital Advisors LLC, Ides Capital Partners LP, Ides Capital GP LLC, Dianne McKeever, Robert Longnecker, and each of Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, Bradley S. Vizi and Raymond White.	8-K	06/01/2016	10.1
14.1	Code of Ethics and Business Conduct.	8-K	11/02/2017	14.1
21.1	List of subsidiaries.				X

Incorporated by Reference
Filed Herewith
Exhibit No.	Description	Form	Date	Number
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Boingo Wireless, Inc.

  Opinion on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Boingo Wireless, Inc. and its subsidiaries ("Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

  Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

  Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 2018

        We have served as the Company's auditor since 2002, which includes periods before the Company became subject to SEC reporting requirements.

Boingo Wireless, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$26,685	$19,485
Accounts receivable, net	26,148	42,978
Prepaid expenses and other current assets	6,369	5,344

Total current assets	59,202	67,807
Property and equipment, net	262,359	250,765
Goodwill	42,403	42,403
Intangible assets, net	10,263	13,783
Other assets	10,082	6,223

Total assets	$384,309	$380,981

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,589	$15,516
Accrued expenses and other liabilities	42,405	27,723
Deferred revenue	61,708	50,869
Current portion of long-term debt	875	1,094
Current portion of capital leases and notes payable	5,771	3,993

Total current liabilities	122,348	99,195
Deferred revenue, net of current portion	149,168	152,719
Long-term debt	—	15,875
Long-term portion of capital leases and notes payable	6,747	4,612
Deferred tax liabilities	1,004	3,208
Other liabilities	6,012	6,826

Total liabilities	285,279	282,435
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 40,995 and 38,562 shares issued and outstanding for 2017 and 2016, respectively	4	4
Additional paid-in capital	230,679	211,275
Accumulated deficit	(131,967)	(112,601)
Accumulated other comprehensive loss	(898)	(870)

Total common stockholders' equity	97,818	97,808
Non-controlling interests	1,212	738

Total stockholders' equity	99,030	98,546

Total liabilities and stockholders' equity	$384,309	$380,981

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenue	$204,369	$159,344	$139,626
Costs and operating expenses:
Network access	90,702	69,112	62,988
Network operations	47,615	42,307	33,537
Development and technology	26,754	22,126	19,147
Selling and marketing	20,933	18,729	19,653
General and administrative	35,568	29,719	22,356
Amortization of intangible assets	3,498	3,448	3,576

Total costs and operating expenses	225,070	185,441	161,257

Loss from operations	(20,701)	(26,097)	(21,631)
Interest and other expense, net	(153)	(459)	(66)

Loss before income taxes	(20,854)	(26,556)	(21,697)
Income tax (benefit) expense	(2,078)	427	481

Net loss	(18,776)	(26,983)	(22,178)
Net income attributable to non-controlling interests	590	348	114

Net loss attributable to common stockholders	$(19,366)	$(27,331)	$(22,292)

Net loss per share attributable to common stockholders:
Basic	$(0.49)	$(0.72)	$(0.60)
Diluted	$(0.49)	$(0.72)	$(0.60)
Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	39,824	38,025	36,849
Diluted	39,824	38,025	36,849

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(18,776)	$(26,983)	$(22,178)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19)	211	(604)

Comprehensive loss	(18,795)	(26,772)	(22,782)
Comprehensive income attributable to non-controlling interest	599	269	227

Comprehensive loss attributable to common stockholders	$(19,394)	$(27,041)	$(23,009)

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholder's Equity
Balance at December 31, 2014	36,267	$4	$189,725	$(62,884)	$(443)	$1,028	$127,430
Issuance of common stock under stock incentive plans	1,058	—	1,373	—	—	—	1,373
Shares withheld for taxes	—	—	(2,512)	—	—	—	(2,512)
Stock-based compensation expense	—	—	10,176	—	—	—	10,176
Purchase of non-controlling interest	—	—	(1,150)	—	—	—	(1,150)
Non-controlling interest distributions	—	—	—	—	—	(500)	(500)
Net loss	—	—	—	(22,292)	—	114	(22,178)
Other comprehensive loss	—	—	—	—	(717)	113	(604)

Balance at December 31, 2015	37,325	4	197,612	(85,176)	(1,160)	755	112,035
Issuance of common stock under stock incentive plans	1,237	—	2,984	—	—	—	2,984
Shares withheld for taxes	—	—	(2,827)	—	—	—	(2,827)
Stock-based compensation expense	—	—	13,412	—	—	—	13,412
Non-controlling interest distributions	—	—	—	—	—	(286)	(286)
Cumulative effect of a change in accounting principle	—	—	94	(94)	—	—	—
Net loss	—	—	—	(27,331)	—	348	(26,983)
Other comprehensive income	—	—	—	—	290	(79)	211

Balance at December 31, 2016	38,562	4	211,275	(112,601)	(870)	738	98,546
Issuance of common stock under stock incentive plans	2,433	—	9,244	—	—	—	9,244
Shares withheld for taxes	—	—	(4,872)	—	—	—	(4,872)
Stock-based compensation expense	—	—	15,032	—	—	—	15,032
Non-controlling interest distributions	—	—	—	—	—	(125)	(125)
Net loss	—	—	—	(19,366)	—	590	(18,776)
Other comprehensive loss	—	—	—	—	(28)	9	(19)

Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(18,776)	$(26,983)	$(22,178)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	69,097	49,202	38,293
Amortization of intangible assets	3,498	3,448	3,576
Bad debt expense	773	116	304
Other	86	—	—
Impairment loss and loss on disposal of fixed assets, net	1,158	66	242
Stock-based compensation	14,215	12,805	9,398
Change in deferred income taxes	(2,575)	303	320
Change in fair value of contingent consideration	—	—	(114)
Changes in operating assets and liabilities:
Accounts receivable	16,046	526	(16,050)
Prepaid expenses and other assets	(841)	(835)	(3,459)
Accounts payable	(1,554)	(465)	3,845
Accrued expenses and other liabilities	9,313	6,017	4,569
Deferred revenue	7,288	71,005	79,829

Net cash provided by operating activities	97,728	115,205	98,575

Cash flows from investing activities
Purchases of property and equipment	(73,308)	(107,271)	(103,116)
Proceeds from sales of marketable securities	—	—	1,614
Payments for asset acquisitions	(1,150)	(60)	—

Net cash used in investing activities	(74,458)	(107,331)	(101,502)

Cash flows from financing activities
Proceeds from credit facility	—	5,000	20,000
Principal payments on credit facility	(16,094)	(5,656)	(5,875)
Proceeds from exercise of stock options	9,244	2,984	1,373
Debt issuance costs	—	(124)	(62)
Payments of capital leases and notes payable	(4,207)	(2,212)	(814)
Payments of withholding tax on net issuance of restricted stock units	(4,872)	(2,827)	(2,512)
Payment of holdback consideration	—	—	(1,600)
Payments to non-controlling interest	(125)	(286)	(500)
Purchase of non-controlling interests	—	—	(1,150)
Payment of other acquisition related consideration	—	—	(17)

Net cash (used in) provided by financing activities	(16,054)	(3,121)	8,843
Effect of exchange rates on cash.	(16)	14	(47)

Net increase in cash and cash equivalents	7,200	4,767	5,869
Cash and cash equivalents at beginning of year	19,485	14,718	8,849

Cash and cash equivalents at end of year	$26,685	$19,485	$14,718

Supplemental disclosure of cash flow information
Cash paid for interest	$239	$418	$347
Cash paid for taxes, net of refunds	$304	$163	$62
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$20,554	$16,976	$45,417
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$7,944	$6,629	$3,839
Capitalized stock-based compensation included in property and equipment costs	$696	$727	$778
Purchase of intangible asset	$—	$1,150	$—

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. The business

        Boingo Wireless, Inc. and its subsidiaries (collectively "we, "us", "our" or "the Company") is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated in April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems ("DAS") or small cells, which are cellular extension networks, carrier offload, Wi-Fi roaming, value-added services, private label Wi-Fi, and location based services. Retail products include Wi-Fi and TV services for military servicemen and women living in the barracks of U.S. Army, Air Force and Marines bases around the world, and Wi-Fi subscriptions and day passes that provide access to approximately 1.5 million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world's largest carriers, telecommunications service providers and global consumer brands, as well as troops stationed at military bases and Internet savvy consumers on the go.

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

        In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies how an entity is required to test goodwill for impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. We elected to early adopt ASU 2017-04 as of January 1, 2017 and the adoption of this standard did not have a material impact on our consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which adds or clarifies guidance to reduce diversity in how certain transactions are classified in the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The standard requires application using a retrospective transition method. We elected to early adopt ASU 2016-15 as of January 1, 2017 and the adoption of this standard did not have a material impact on our consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments including the following: entities record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; entities classify excess tax benefits as an operating activity in the statement of cash flows; entities elect an accounting policy to either estimate the number of forfeitures (current U.S. GAAP) or account for forfeitures when they occur; and entities can withhold up to the maximum individual statutory rate without classifying the awards as a liability with the cash paid to satisfy the statutory income tax withholding obligation classified as a financing activity in the statement of cash flows. The standard provides for prospective, retrospective, or modified retrospective adoption of each of the changes, and the standard is effective for public entities for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt ASU 2016-09 as of January 1, 2016. As a result of this adoption, we recorded $6,933 and $589 of net deferred tax assets related to our federal and state net operating losses for excess windfall tax benefits, respectively, as of January 1, 2016. We established a full valuation allowance against those deferred tax assets as of January 1, 2016 based on the determination that it was more likely than not that those deferred tax assets would not be realized. We also elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis. The change in our accounting policy resulted in a $94 increase to additional paid-in capital and accumulated deficit as of January 1, 2016.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

  Concentrations of credit risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with institutions with high credit ratings. We extend credit based upon the evaluation of the customer's financial condition and generally collateral is not required. We maintain an allowance for doubtful accounts based upon expected collectability of accounts receivable. We primarily estimate our allowance for doubtful accounts based on a specific review of significant outstanding accounts receivable. For the year ended December 31, 2017, four customers accounted for 44% of total revenue. For the year ended December 31, 2016, two customers accounted for 23% of total revenue. For the year ended December 31, 2015, one customer accounted for 17% of total revenue. At December 31, 2017, three customers accounted for 19%, 17% and 13% of the total accounts receivable, respectively. At December 31, 2016, three customers accounted for 26%, 18% and 17% of the total accounts receivable, respectively.

  Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less when acquired. At December 31, 2017 and 2016, cash equivalents consisted of money market funds.

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

        We test goodwill for impairment in accordance with guidance provided by FASB ASC 350, Intangibles—Goodwill and Other. Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We perform our impairment test annually as of December 31st.

        Entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test described in

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

FASB ASC 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

        Currently, we have one reporting unit, one operating segment and one reportable segment. At December 31, 2017 and 2016, all of the goodwill was attributed to our reporting unit. We tested our goodwill for impairment using a market based approach and no impairment was identified as the fair value of our reporting unit was substantially in excess of its carrying amount. To date, we have not recorded any goodwill impairment charges.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        Services provided to wholesale Wi-Fi partners generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for Wi-Fi network usage, and/or (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed on a monthly basis based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the service arrangement. The initial term of the license agreements is generally between one to three years and the agreements generally contain renewal clauses. Revenue for Wi-Fi network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

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

  Foreign currency translation

        Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders' equity in our consolidated balance sheets. As of December 31, 2017 and

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

December 31, 2016, the Company had $(898) and $(870), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of December 31, 2017 and December 31, 2016 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

  Advertising, marketing and promotion costs

        Advertising production costs are expensed the first time the advertisement is run. No advertising production costs were capitalized for the years ended December 31, 2017, 2016 and 2015. All other costs of advertising, marketing and promotion are expensed as incurred. Advertising expenses charged to operations totaled $2,245, $1,925 and $1,703 for the years ended December 31, 2017, 2016 and 2015, respectively.

  Stock-based compensation

        Our stock-based compensation consists of stock options, and restricted stock units ("RSU") granted to employees and non-employees. We have shifted our stock-based compensation from stock options to RSUs and no stock options have been granted since 2014.

        We recognize stock-based compensation expense in accordance with guidance provided by FASB ASC 718, Compensation—Stock Compensation. We measure employee stock-based compensation cost at grant date, based on the estimated fair value of the award and recognize the cost on a straight-line basis, net of forfeitures, over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes option pricing model. The model requires input of assumptions regarding expected term, expected volatility, dividend yield, and a risk-free interest rate.

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

  Income taxes

        We account for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our accompanying consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our accompanying consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

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

        Under the terms of the LLC agreement for CCDG, we are generally required to distribute annually to the CCDG non-controlling interest holders 30% of allocated net profits less capital expenditures of the preceding year. For the years ended December 31, 2017, 2016 and 2015, we made distributions of $125, $286 and $500, respectively, to non-controlling interest holders of CCDG.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

        Under the terms of the LLC agreement for BHPL, we attributed profits and losses to the non-controlling interest in BHPL in proportion to their holdings. For the years ended December 31, 2017, 2016 and 2015, we made no distributions to the non-controlling interest holder of BHPL.

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

        The following is a summary of our revenue by primary revenue source:

	Year Ended December 31,
	2017	2016	2015
Revenue:
DAS	$80,552	$58,182	$46,455
Military	55,129	39,975	19,898
Wholesale—Wi-Fi	31,529	22,221	21,923
Retail	24,926	26,636	31,763
Advertising and other	12,233	12,330	19,587

Total revenue	$204,369	$159,344	$139,626

  Recent accounting pronouncements

        In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity applies modification accounting under ASC 718. According to the new standard, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the modified award is the same as the original award immediately before the original award is modified. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for all entities. The standard

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

2. Summary of significant accounting policies (Continued)

will be applied prospectively to modifications that occur on or after the adoption date. We currently do not expect that this standard will have a material impact on our consolidated financial statements.

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

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of control of goods or services to a customer at an amount that reflects the consideration expected to be received. Since the issuance of ASU 2014-09, the FASB has amended several aspects of the new guidance. The standard, as amended, will be effective for us beginning January 1, 2018. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We plan to adopt the standard through a cumulative effect adjustment as of January 1, 2018. We are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures. We are also completing our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. As part of the adoption of the new standard, we have identified changes to and modified certain of our accounting policies and practices and have accordingly added and/or modified certain controls. To date, we have not implemented any significant changes to our accounting systems. We are continuing to assess all potential impacts of the new standard. We currently believe that the most significant impact relates to the timing of revenue recognition and presentation of financial statement accounts related to our DAS customer contracts and, separately, the presentation of financial statement accounts related to our wholesale Wi-Fi contracts. Under the new standard, we expect to recognize revenue for our DAS contracts over the relevant service period or contract term based on the estimated transaction price allocated to each performance obligation identified. Due to the complexity of certain of our DAS contracts, the actual accounting treatment under the new standard for these arrangements may be dependent on contract-specific terms and therefore may vary in some instances. We will also present our DAS and wholesale Wi-Fi contracts in our consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. We expect military, retail and advertising and other revenue will remain substantially unchanged.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

3. Cash and cash equivalents

        Cash and cash equivalents consisted of the following:

	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$24,430	$17,246
Money market accounts	2,255	2,239

Total cash and cash equivalents	$26,685	$19,485

        For the years ended December 31, 2017, 2016 and 2015, interest income was $17, $8 and $66, respectively, which is included in interest and other expense, net in the accompanying consolidated statements of operations.

4. Accounts receivables, net and other receivables

        Accounts receivable, net of allowances for doubtful accounts and other receivables consisted of the following:

	December 31,
	2017	2016
Trade receivables, net of allowances	$25,079	$39,404
Unbilled access fees	274	21
Unbilled platform service arrangements	795	3,553

Accounts receivable, net	$26,148	$42,978

Unbilled access fees	$817	$867
Unbilled platform service arrangements	3	694

Non-current other receivables	$820	$1,561

        Access fees are recorded under long-term contracts with our wholesale partners that are telecom operators for access to our DAS at our managed and operated locations. Platform service fees are recorded under long-term contracts with our wholesale Wi-Fi partners. These access and platform service fees escalate on an annual basis from which we receive fixed contractual payments and recognize revenue ratably over the term of the contracts.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

4. Accounts receivables, net and other receivables (Continued)

        Included in accounts receivables, net for the periods indicated was the allowance for doubtful accounts, which consisted of the following:

Allowance for Doubtful Accounts
Balance, December 31, 2014	$394
Additions charged to operations	304
Deductions from reserves, net	(93)

Balance, December 31, 2015	605
Additions charged to operations	116
Deductions from reserves, net	(279)

Balance, December 31, 2016	442
Additions charged to operations	773
Deductions from reserves, net	(352)

Balance, December 31, 2017	$863

5. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consisted of the following:

	December 31,
	2017	2016
Accrued construction in progress	$12,661	$6,753
Accrued customer liabilities	7,100	4,651
Revenue share	5,506	5,611
Salaries and wages	5,066	3,001
Accrued professional fees	1,979	1,183
Accrued taxes	1,897	1,761
Accrued partner network	1,799	1,022
Other	6,397	3,741

Total accrued expenses and other liabilities	$42,405	$27,723

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

6. Property and equipment

        The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	December 31,
	2017	2016
Leasehold improvements	$418,023	$358,477
Software	42,281	33,349
Construction in progress	27,291	18,859
Computer equipment	13,245	10,878
Furniture, fixtures and office equipment	1,806	1,760

Total property and equipment	502,646	423,323
Less: accumulated depreciation and amortization	(240,287)	(172,558)

Total property and equipment, net	$262,359	$250,765

        Included in property and equipment at December 31, 2017 and 2016 was equipment acquired under capital leases totaling $12,714 and $8,780, respectively, and related accumulated depreciation and amortization of $3,744 and $2,352, respectively.

        Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated on a specific identification basis as follows on the accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2017	2016	2015
Network access	$42,435	$27,013	$22,666
Network operations	16,382	13,966	9,058
Development and technology	9,247	7,207	5,441
General and administrative	1,033	1,016	1,128

Total depreciation and amortization of property and equipment	$69,097	$49,202	$38,293

        During the years ended December 31, 2017, 2016, and 2015 we recognized $882, $54, and $215, respectively, of impairment losses primarily related to construction in progress projects that were abandoned. During the year ended December 31, 2017, we also recognized $276 of losses on disposals of property and equipment.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Intangible assets

        The following table sets forth the changes in our intangible assets balance, for all periods presented:

Intangible Assets
Balance, December 31, 2015	$16,055
Additions	1,210
Amortization expense	(3,470)
Impairment loss	(12)

Balance, December 31, 2016	13,783
Amortization expense	(3,520)

Balance, December 31, 2017	$10,263

        In November 2016, we acquired a caching technology intangible asset for $1,250 which was valued at the date of acquisition based on Level 3 inputs. $1,150 of the purchase price was paid in January 2017. The identifiable intangible asset was valued at fair value at $1,210 using the cost savings and replacement cost methods using a discount rate of 20%. The remaining purchase price was expensed as it related to the settlement of a pre-existing contractual relationship. The caching technology has an estimated useful life of 4 years.

        During 2016 we recorded impairment losses for certain patent applications that we abandoned.

        Intangible assets at December 31, 2017 consist of the following:

	Historical Cost	Accumulated Amortization	Net
Venue contracts	$22,061	$(13,835)	$8,226
Non-compete agreements	3,590	(2,992)	598
Technology	2,410	(1,265)	1,145
Patents, trademarks and other	844	(550)	294

	$28,905	$(18,642)	$10,263

        Intangible assets at December 31, 2016 consist of the following:

	Historical Cost	Accumulated Amortization	Net
Venue contracts	$23,601	$(13,276)	$10,325
Non-compete agreements	3,590	(2,274)	1,316
Technology	3,520	(1,742)	1,778
Advertiser relationships	70	(62)	8
Patents, trademarks and other	1,034	(678)	356

	$31,815	$(18,032)	$13,783

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Intangible assets (Continued)

        The decrease in our intangible assets cost and accumulated amortization balances from 2016 to 2017 related to the write-off of intangible assets that have expired.

        Amortization expense for fiscal years 2018 through 2022 and thereafter is as follows:

Year	Amortization Expense
2018	$2,674
2019	1,937
2020	1,832
2021	1,455
2022	1,261
Thereafter	1,104

$10,263

8. Fair value measurement

        The following table sets forth our financial assets that are measured at fair value on a recurring basis:

At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$2,255	$—	$—	$2,255

Total assets	$2,255	$—	$—	$2,255

At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$2,239	$—	$—	$2,239

Total assets	$2,239	$—	$—	$2,239

9. Stockholders' equity

        At December 31, 2017 and 2016, we are authorized to issue up to 100,000,000 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the "2001 Plan") and 2011 Equity Incentive Plan (the "2011 Plan"), as amended. Refer to Note 14 for a discussion of the 2011 Plan amendments.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Stockholders' equity (Continued)

        The amount of such shares of common stock reserved for these purposes is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Outstanding stock options under the 2001 Plan	155	1,090
Outstanding stock options under the 2011 Plan	1,128	1,994
Outstanding RSUs under the 2011 Plan	3,324	3,825
Shares available for grant under the 2011 Plan	3,863	2,576

Total	8,470	9,485

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

        As of December 31, 2017 and 2016, $0 and $15,000, respectively, was outstanding under the Revolving Line of Credit. The Revolving Line of Credit requires quarterly payments of interest and matures on November 21, 2018, but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at the Company's election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender's Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of December 31, 2017 and 2016, $875 and $1,969, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the four-year-term such that it is repaid in full on the maturity date of November 21, 2018, but may be prepaid in whole or part at any time. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

        The Company is subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. The Company was in compliance with all financial covenants as of December 31, 2017.

        The Company incurred $124 of additional debt issuance costs in February 2016 and $62 of additional debt issuance costs in August 2015. Debt issuance costs are amortized on a straight-line basis

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

10. Credit Facility (Continued)

over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other expense in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015. Amortization and interest expense capitalized amounted to $773, $823, and $648 for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization and interest expense recorded amounted to $187 and $309 for the years ended December 31, 2017 and 2016, respectively. Interest rates for our Credit Facility for the year ended December 31, 2017 ranged from 3.5% to 3.8%, and the interest rate was 3.8% at December 31, 2017.

        As of December 31, 2017 and 2016, the carrying amount reflected in the accompanying consolidated balance sheets for the current portion of long-term debt and long-term debt approximates fair value (Level 2) based on the variable nature of the interest rates and lack of significant change in our credit risk.

11. Income taxes

        The income tax (benefit) expense by jurisdiction consists of the following for the years ended December 31:

	2017	2016	2015
U.S. federal:
Current	$(6)	$55	$27
Deferred	(2,787)	345	319

Total U.S. federal	$(2,793)	$400	$346

U.S. state and local:
Current	$503	$69	$134
Deferred	212	(42)	1

Total U.S. state and local	$715	$27	$135

        Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following for the years ended December 31:

	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State and local	9.6	2.2	4.1
Foreign rate differential	(0.7)	(0.4)	(0.5)
Stock options	0.4	(1.5)	(1.5)
Excess tax benefits from stock-based compensation	34.3	2.8	—
Non-controlling interests	1.1	0.6	0.5
Valuation allowance	(83.6)	(38.9)	(39.0)
Uncertain tax positions	0.6	(0.2)	(0.1)
Effect of U.S. tax reform law changes	14.7	—	—
Other	(0.4)	(0.2)	0.3

Income taxes	10.0%	(1.6)%	(2.2)%

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        We have a foreign subsidiary in the United Kingdom, which has generated losses since inception resulting in a $1,856 deferred tax asset with a corresponding valuation allowance as of December 31, 2017. We also have a majority owned foreign subsidiary in Brazil, which has generated losses since inception resulting in a $521 deferred tax asset with a corresponding valuation allowance as of December 31, 2017. Foreign loss before income taxes was $1,268, $856, and $1,381 for 2017, 2016, and 2015, respectively.

        Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following for the years ended December 31:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$23,838	$23,669
Outside basis differences for U.S. partnerships	14,306	16,121
Stock options	4,100	5,307
Deferred revenue	748	526
Deferred compensation	249	199
State taxes	78	49
Other	1,282	1,622
Valuation allowance	(34,990)	(36,331)

Net deferred tax assets	9,611	11,162
Deferred tax liabilities:
Intangible assets	(3,632)	(5,658)
Property and equipment	(6,983)	(8,712)

Net deferred tax liabilities	(10,615)	(14,370)

Net deferred taxes	$(1,004)	$(3,208)

        In December 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. TCJA amended the Internal Revenue Code of 1986 and included the following key provisions, which are generally effective for tax years beginning after December 31, 2017, that are determined to have a significant impact on our effective tax rate:

  •
  Reduction of the corporate federal tax rate to 21%;

  •
  Permanent repeal of the alternative minimum tax regime with refunds of excess carryforwards;

  •
  For any net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, repeals carryback ability but permits indefinite carryforward subject to a limitation of utilization to 80% of taxable income;

  •
  For executive compensation in excess of $1 million, changes covered employees to principal executive officer, principal financial officer, and three other highest paid officers; eliminates the "last day of the tax year" language for determination of a covered employee; removes exceptions

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

    for commissions and performance-based compensation; and employees that are covered persons remain covered persons for all future years;

  •
  Permits 100% bonus depreciation for eligible property placed in-service after September 27, 2017 and before January 1, 2023;

  •
  Disallows interest expense in excess of 30% of adjusted taxable income, which excludes deductions for depreciation, amortization, or depletion for taxable years beginning after December 31, 2017 and before January 1, 2022 only, but permits indefinite carryforward; and

  •
  Expands income exclusions and/or deduction limitations for certain fringe benefits that we may offer to our employees.

        We have completed our assessment of the impact of TCJA on our consolidated financial statements as of December 31, 2017 and have recorded the impact of the enactment of TCJA in our consolidated financial statements for the year ended December 31, 2017. In 2017, we recorded a $1,274 income tax benefit resulting from the reduction of the corporate federal tax rate as well as a $1,766 income tax benefit provided by the indefinite carryforward of NOLs, which are expected to be available to recover our deferred tax liabilities that have an indefinite reversal pattern.

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

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, we had federal net operating loss carryforwards of approximately $82,461 and $55,780, respectively, state net operating loss carryforwards of approximately $73,934 and $56,006, respectively, and foreign net operating loss carryforwards of $10,811 and $9,672, respectively. The federal net operating loss carryforwards will begin to expire in 2025, and our foreign net operating loss carryforwards have an indefinite life. Our state net operating loss carryforwards will begin to expire in 2032. Our ability to utilize certain of our net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation Allowance
Balance, December 31, 2014	$12,470
Additions charged to operations	7,078
Decrease credited to operations	—

Balance, December 31, 2015	19,548
Additions charged to operations	16,783
Decrease credited to operations	—

Balance, December 31, 2016	36,331
Additions charged to operations	16,527
Effect of U.S. tax reform law changes	(17,868)
Decrease credited to operations	—

Balance, December 31, 2017	$34,990

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

        We recognized interest and penalties related to income tax matters in income taxes. Interest and penalties were not material during the years ended December 31, 2017, 2016, and 2015.

        We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. As of December 31, 2017, we had $0 in uncertain tax positions. As of December 31, 2016, we had $380 in uncertain tax positions, $84 of which is a reduction to deferred tax assets, which is presented net of uncertain tax positions, in the accompanying consolidated balance sheets. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes. As of December 31, 2016, we had accrued $67 for related interest, net of federal income tax benefits, and penalties recorded in income tax expense on our consolidated statements of operations.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

11. Income taxes (Continued)

        A reconciliation of our unrecognized tax benefits, excluding interest and penalties, is as follows:

Uncertain Tax Positions
Balance, December 31, 2015 and 2016	$313
Additions for current period tax positions	—
Reversals during the current period	(313)

Balance, December 31, 2017	$—

        Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve. We are subject to taxation in the United States and in various states. Our tax years 2014 and forward are subject to examination by the IRS and our tax years 2013 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income. We are currently subject to examination by the IRS for our 2015 tax year. Although the ultimate outcome is unknown, we believe that any adjustments that may result from examination is not likely to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

12. Commitments and contingencies

  Capital leases, notes payable, and operating leases

        We lease space in managed and operated locations, primarily airports, under exclusive long-term, non-cancellable contracts to provide Wi-Fi connectivity and cellular phone access to our DAS network. Our leases generally contain initial terms that range up to 20 years. The agreements generally contain renewal clauses and may include escalation clauses. Minimum rent expense is recorded on a straight-line basis over the term of the lease. Rent expense related to our leases for the years ended December 31, 2017, 2016 and 2015 was $32,637, $27,140 and $25,099, respectively.

        We lease equipment, primarily data communication equipment and database software under non-cancellable capital leases that will expire over the next three years. The leases are collateralized by the equipment under the lease. We also purchase data communication equipment under financing arrangements with a non-related third party. Our agreements are collateralized by the equipment and generally contain three year terms. Interest expense associated with these capital financing arrangements for the years ended December 31, 2017, 2016 and 2015 was $302, $158 and $58, respectively. We also lease office space under non-cancellable operating leases and our long-term office leases may include escalation clauses, rent holidays, and/or leasehold improvement incentives. Rent expense for our leases of office facilities, which is recorded on a straight-line basis over the term of the lease, for the years ended December 31, 2017, 2016 and 2015 was $2,936, $2,993 and $2,995, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Commitments and contingencies (Continued)

        Future minimum obligations under non-cancellable operating and capital leases and notes payable at December 31, 2017 are as follows:

Years ended December 31,	Capital Leases and Notes Payable	Operating Leases and Venue Guarantees
2018	$6,035	$12,850
2019	4,701	10,758
2020	2,179	10,077
2021	—	7,650
2022	—	8,494
Thereafter	—	19,217

Minimum lease payments	12,915	$69,046

Less: Amounts representing interest ranging from 2.0% to 7.7%	(397)

Minimum lease payments	$12,518

Current portion	$5,771

Non-current portion	$6,747

        As of December 31, 2017 and 2016, the carrying amount reflected in the accompanying consolidated balance sheets for the current portion of capital leases and notes payable of $5,771 and $3,993, respectively, and long-term portion of capital leases and notes payable of $6,747 and $4,612, respectively, approximates fair value (Level 2) based on the lack of significant change in our credit risk.

  Letters of credit

        We have entered into Letter of Credit Authorization agreements (collectively, "Letters of Credit"), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of December 31, 2017, we have Letters of Credit totaling $8,204 that are scheduled to expire or renew over the next one year period. There have been no drafts drawn under these Letters of Credit as of December 31, 2017.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

12. Commitments and contingencies (Continued)

  Indemnification

        Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable. We have never paid a claim, nor have we been sued in connection with these indemnification provisions. At December 31, 2017 and 2016, we have not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation in connection with these guarantees is not probable.

  Employment contracts

        As of December 31, 2017, we have entered into employment contracts with ten of our officers and other employees. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by us without cause or by the officer for good reason. In addition, in order to assure that they would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change in control, the contract also generally provides for certain protections in the event of such a change in control. These protections include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

  Other matters

        We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in final settlement discussions with our venue partner. As of December 31, 2017, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

13. Stock repurchases

        On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company's common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the years ended December 31, 2017, 2016, and 2015. As of December 31, 2017, the remaining approved amount for repurchases was approximately $5,180.

14. Stock incentive plans

        In March 2011, our board of directors approved the 2011 Plan. The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans (Continued)

common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. As of December 31, 2017, 13,739,820 shares of common stock were reserved for issuance. As of December 31, 2017, options to purchase 5,229,486 shares of common stock and 7,713,459 RSUs have been granted under the 2011 Plan.

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

        No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan, and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2017, options to purchase 154,699 shares of common stock were outstanding under the 2001 Plan.

        The following table summarizes our stock-based compensation expense included in the consolidated statements of operations for 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Network operations	$2,174	$2,144	$1,504
Development and technology	1,068	1,070	731
Selling and marketing	2,060	1,842	3,411
General and administrative	8,913	7,749	3,752

Total stock-based compensation expense	$14,215	$12,805	$9,398

        For the years ended December 31, 2017, 2016, and 2015, we capitalized $696, $727, and $778, respectively, of stock-based compensation expense.

  Stock option awards

        We grant stock option awards to both employees and non-employee directors. The grant date for these awards is the same as the measurement date. The stock option awards generally vest over a four-year service period with 25% vesting when the individual completes 12 months of continuous service and the remaining 75% vesting monthly thereafter. These awards are valued as of the measurement date and the stock-based compensation expense, net of forfeitures, is recognized on a

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Stock incentive plans (Continued)

straight-line basis over the requisite service period. A summary of the activity for stock option awards for 2017 is presented below:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted-Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,084	$7.04	3.8	$17,145
Exercised	(1,776)	$5.21
Canceled/forfeited	(25)	$6.56

Outstanding at December 31, 2017	1,283	$9.58	3.8	$16,573

Exercisable at December 31, 2017	1,282	$9.58	3.8	$16,560

        The aggregate intrinsic value in the table above represents the difference between the estimated fair value of our common stock at December 31, 2017 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2017. The intrinsic value changes are based on the estimated fair value of our common stock.

        Stock options to purchase approximately 1,776,000, 532,000 and 440,000 shares of our common stock were exercised during the years ended December 31, 2017, 2016 and 2015 for cash proceeds of $9,244, $2,984 and $1,373, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $20,551, $1,675 and $2,214, respectively.

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

        We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company's revenue growth and/or Adjusted EBITDA growth achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

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

        A summary of the RSU activity in 2017 is as follows:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,825	$6.55
Granted	617	$13.00
Vested	(974)	$7.57
Canceled/forfeited	(144)	$8.84

Non-vested at December 31, 2017	3,324	$7.35

        During the year ended December 31, 2017, 974,094 shares of RSUs vested. The Company issued 656,767 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

        At December 31, 2017, the total remaining stock-based compensation expense for unvested RSU awards is $13,391, which is expected to be recognized over a weighted average period of 2.8 years.

15. Employee benefit plan

        We have a defined contribution savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet the IRS requirements and allows participants to contribute a portion of their annual compensation on a pre-tax basis. Prior to January 1, 2016, the Company's matching contributions to the plan were made at the discretion of the board of directors and vesting in the Company's matching contributions were based on four years of continuous credited service. Effective January 1, 2016, the plan was amended to provide for company matching contributions that are paid each pay period and employees are immediately vested in all of the Company's matching contributions regardless of the employee's length of service with the Company. Employer contributions of $891, $819 and $511 were made to the plan by us in 2017, 2016 and 2015, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

16. Net loss per share attributable to common stockholders

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(19,366)	$(27,331)	$(22,292)
Denominator:
Weighted average number of common stock, basic and diluted	39,824	38,025	36,849
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.49)	$(0.72)	$(0.60)

        For the years ended December 31, 2017, 2016 and 2015, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

17. Quarterly financial data (unaudited)

        Summarized unaudited quarterly financial data for fiscal years 2017 and 2016 are as follows:

	Quarter Ended
2017	March 31	June 30	September 30	December 31
Revenue	$44,333	$49,033	$53,655	$57,348
Loss from operations	$(6,578)	$(7,670)	$(2,989)	$(3,464)
Net loss attributable to common stockholders	$(6,880)	$(8,017)	$(3,450)	$(1,019)
Basic and diluted loss per share	$(0.18)	$(0.20)	$(0.09)	$(0.02)

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Revenue	$34,499	$39,075	$40,796	$44,974
Loss from operations	$(9,667)	$(6,969)	$(5,387)	$(4,074)
Net loss attributable to common stockholders	$(9,984)	$(7,266)	$(5,709)	$(4,372)
Basic and diluted loss per share	$(0.27)	$(0.19)	$(0.15)	$(0.11)

        Losses per share are computed separately for each quarter and the full year using the respective weighted average number of shares. Therefore, the sum of the quarterly losses per share amounts may not equal the annual amounts reported.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

18. Subsequent events

  Equity Incentive Plan

        In February 2018, we granted approximately 44,000 time-based RSUs to certain executive officers that vest quarterly over three years of continuous service and approximately 44,000 performance-based RSUs (assuming at-target achievement) that vest upon achievement of performance objectives through December 31, 2019. 66 2/3% of the performance-based RSUs will vest on a determination date not to exceed March 15, 2020, another 8 1/3% will vest on May 1, 2020, and an additional 8 1/3% will vest quarterly thereafter upon completion of continuous service.

        We also granted approximately 168,000 time-based RSUs to non-executive personnel that will vest quarterly over three years of continuous service.

        The grants were made pursuant to our 2011 Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2018.

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

/s/ DAVID HAGAN David Hagan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2018
/s/ PETER HOVENIER Peter Hovenier	Chief Financial Officer (Principal Financial Officer)	March 12, 2018
/s/ MAURY AUSTIN Maury Austin	Director	March 12, 2018
/s/ CHUCK DAVIS Chuck Davis	Director	March 12, 2018
/s/ MICHAEL FINLEY Michael Finley	Director	March 12, 2018

/s/ TERRELL JONES Terrell Jones	Director	March 12, 2018
/s/ KATHY MISUNAS Kathy Misunas	Director	March 12, 2018
/s/ LANCE ROSENZWEIG Lance Rosenzweig	Director	March 12, 2018