Form 10-Q
period 2018-03-31
BOINGO WIRELESS INC
filed 2018-05-08
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 41,816,097 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$18,552	$26,685
Restricted cash	512	—
Accounts receivable, net	28,861	26,148
Prepaid expenses and other current assets	6,482	6,369
Total current assets	54,407	59,202
Property and equipment, net	264,629	262,359
Goodwill	42,403	42,403
Intangible assets, net	9,531	10,263
Other assets	7,577	10,082
Total assets	$378,547	$384,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,743	$11,589
Accrued expenses and other liabilities	38,907	42,405
Deferred revenue	76,340	61,708
Current portion of long-term debt	656	875
Current portion of capital leases and notes payable	6,068	5,771
Total current liabilities	138,714	122,348
Deferred revenue, net of current portion	125,174	149,168
Long-term portion of capital leases and notes payable	6,961	6,747
Deferred tax liabilities	1,028	1,004
Other liabilities	5,891	6,012
Total liabilities	277,768	285,279

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 41,753 and 40,995 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	231,879	230,679
Accumulated deficit	(131,939)	(131,967)
Accumulated other comprehensive loss	(899)	(898)
Total common stockholders’ equity	99,045	97,818
Non-controlling interests	1,734	1,212
Total stockholders’ equity	100,779	99,030
Total liabilities and stockholders’ equity	$378,547	$384,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Revenue	$58,159	$44,333
Costs and operating expenses:
Network access	26,565	19,407
Network operations	12,846	11,263
Development and technology	7,425	6,334
Selling and marketing	5,463	4,893
General and administrative	7,699	8,103
Amortization of intangible assets	727	911
Total costs and operating expenses	60,725	50,911
Loss from operations	(2,566)	(6,578)
Interest and other (expense) income, net	(79)	4
Loss before income taxes	(2,645)	(6,574)
Income tax expense	128	199
Net loss	(2,773)	(6,773)
Net income attributable to non-controlling interests	456	107
Net loss attributable to common stockholders	$(3,229)	$(6,880)

Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.18)
Diluted	$(0.08)	$(0.18)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	41,330	38,712
Diluted	41,330	38,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(2,773)	$(6,773)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(4)	46
Comprehensive loss	(2,777)	(6,727)
Comprehensive income attributable to non-controlling interest	453	91
Comprehensive loss attributable to common stockholders	$(3,230)	$(6,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030
Issuance of common stock under stock incentive plans	758	—	4,228	—	—	—	4,228
Shares withheld for taxes	—	—	(6,340)	—	—	—	(6,340)
Stock-based compensation expense	—	—	3,312	—	—	—	3,312
Cumulative effect of a change in accounting principle	—	—	—	3,257	—	69	3,326
Net loss	—	—	—	(3,229)	—	456	(2,773)
Other comprehensive loss	—	—	—	—	(1)	(3)	(4)
Balance at March 31, 2018	41,753	$4	$231,879	$(131,939)	$(899)	$1,734	$100,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,773)	$(6,773)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,606	14,985
Amortization of intangible assets	727	911
Impairment loss and loss on disposal of fixed assets	70	9
Stock-based compensation	3,126	3,044
Change in deferred income taxes	—	121
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable	(3,799)	14,844
Prepaid expenses and other assets	551	(301)
Accounts payable	706	(2,434)
Accrued expenses and other liabilities	1,014	(1,132)
Deferred revenue	(2,958)	2,256
Net cash provided by operating activities	17,270	25,532
Cash flows from investing activities
Purchases of property and equipment	(21,117)	(17,491)
Increase in restricted cash	(512)	—
Payments for asset acquisition	—	(1,150)
Net cash used in investing activities	(21,629)	(18,641)
Cash flows from financing activities
Principal payments on credit facility	(219)	(5,438)
Proceeds from exercise of stock options	4,228	439
Payments of capital leases and notes payable	(1,450)	(844)
Payments of withholding tax on net issuance of restricted stock units	(6,340)	(1,562)
Net cash used in financing activities	(3,781)	(7,405)
Effect of exchange rates on cash	7	7
Net decrease in cash and cash equivalents	(8,133)	(507)
Cash and cash equivalents at beginning of period	26,685	19,485
Cash and cash equivalents at end of period	$18,552	$18,978
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$20,377	$13,797
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$1,930	$574
Capitalized stock-based compensation included in property and equipment costs	$186	$194
Non-controlling interest distributions declared but unpaid	$—	$125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems (“DAS”) or small cells, which are cellular extension networks, carrier offload, Wi-Fi roaming, value-added services, private label Wi-Fi, and location-based services. Retail products include Wi-Fi and TV services for military servicemen and women living in the barracks of U.S. Army, Air Force and Marine bases around the world, and Wi-Fi subscriptions and day passes that provide access to over 1.2 million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers and global consumer brands, as well as troops stationed at military bases and Internet savvy consumers on the go.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 contained in our annual report on Form 10-K filed with the SEC on March 12, 2018. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three months ended March 31, 2018 and 2017, and our financial position as of March 31, 2018. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which replaced the accounting standards for revenue recognition under FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of control of goods or services to a customer at an amount that reflects the consideration expected to be received. The FASB amended several aspects of the guidance after the issuance of ASU 2014-09, and the new revenue recognition accounting standard, as amended, was codified within ASC 606, Revenue from Contracts with Customers. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605.

Adoption of ASC 606 using the modified retrospective method required us to record a cumulative effect adjustment, net of tax, to accumulated deficit and non-controlling interests of $3,257 and $69, respectively, on January 1, 2018. In addition, adoption of the standard resulted in the following changes to the condensed consolidated balance sheet as of January 1, 2018:

	January 1, 2018 (Per ASC 605)	Adjustment for Adoption	January 1, 2018 (Per ASC 606)
Accounts receivable, net	$26,148	$(1,069)	$25,079
Prepaid expenses and other current assets	$6,369	$170	$6,539
Other assets	$10,082	$(2,179)	$7,903
Deferred revenue, current	$61,708	$14,176	$75,884
Deferred revenue, net of current portion	$149,168	$(20,580)	$128,588

The below table summarizes the changes to our condensed consolidated balance sheet as of March 31, 2018 as a result of the adoption of ASC 606:

	March 31, 2018 (Per ASC 605)	Adjustment for Adoption	March 31, 2018 (Per ASC 606)
Accounts receivable, net	$29,286	$(425)	$28,861
Prepaid expenses and other current assets	$6,567	$(85)	$6,482
Other assets	$9,910	$(2,333)	$7,577
Deferred revenue, current	$67,423	$8,917	$76,340
Deferred revenue, net of current portion	$144,652	$(19,478)	$125,174
Non-controlling interests	$370	$1,364	$1,734

The below table summarizes the changes to our condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606:

	March 31, 2018 (Per ASC 605)	Adjustment for Adoption	March 31, 2018 (Per ASC 606)
Revenue	$53,890	$4,269	$58,159
Income tax expense	$251	$(123)	$128
Non-controlling interests	$(839)	$1,295	$456

The changes to the condensed consolidated balance sheets as of January 1, 2018 and March 31, 2018 and the condensed consolidated statement of operations for the three months ended March 31, 2018 were primarily due to the following factors: (i) reclassification of unbilled receivables (contract assets) to a contra-liability account under ASC 606; and (ii) recognition of revenue related to our single performance obligation for our DAS contracts monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network under ASC 606 as compared to recognition of build-out fees for our DAS contracts monthly over the term of the estimated customer relationship period once the build-out is complete and minimum monthly access fees for our DAS contracts monthly over the term of the telecom operator agreement under ASC 605. The changes to the condensed consolidated balance sheet as of January 1, 2018 are reflected as non-cash changes within cash provided by operating activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity applies modification accounting under ASC 718. According to the new standard, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the modified award is the same as the original award immediately before the original award is modified. The standard will be applied prospectively to modifications that occur on or after the adoption date. We adopted ASU 2017-09 on January 1, 2018 and the adoption of this standard did not have a material impact on our consolidated financial statements.

Principles of consolidation

The unaudited condensed consolidated financial statements include our accounts and the accounts of our majority owned subsidiaries. We consolidate our 70% ownership of Chicago Concourse Development Group, LLC and our 75% ownership of Boingo Holding Participacoes Ltda. in accordance with ASC 810, Consolidation. Other parties’ interests in consolidated entities are reported as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

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

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended March 31,
	2018	2017(1)
Revenue:
DAS	$23,645	$16,256
Military	15,854	12,541
Wholesale—Wi-Fi	11,149	6,831
Retail	5,310	6,415
Advertising and other	2,201	2,290
Total revenue	$58,159	$44,333

(1)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Restricted cash

Restricted cash consists of a letter of credit issued to one of our international venue partners. The letter of credit is collateralized by cash deposits. At March 31, 2018, we had $512 classified as short-term restricted cash as the letter of credit expires within the next year.

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

Post-ASC 606 adoption

Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied. Contracts entered into at or near the same time with the same customer are combined and accounted for as a single contract if the contracts have a single commercial objective, the amount of consideration is dependent on the price or performance of the other contract, or the services promised in the contracts are a single performance obligation. Contract amendments are routine in the performance of our DAS, wholesale Wi-Fi, and advertising contracts. Contracts are often amended to account for changes in contract specifications or requirements or expand network access services. In most instances, our DAS and wholesale Wi-Fi contract amendments are for additional goods or services that are distinct, and the contract price increases by an amount that reflects the standalone selling price of the additional goods or services; therefore, such contract amendments are accounted for as separate contracts. Contract amendments for our advertising contracts are also generally for additional goods or services that are distinct; however, the contract price does not increase by an amount that reflects the standalone selling price of the additional goods or services. Advertising contract amendments are therefore generally accounted for as contract modifications under the prospective method. Contract amendments to transaction prices with no change in remaining services are accounted for as contract modifications under the cumulative catch-up method.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices if for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided. Periodically, we install and sell DAS and Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer. We generally recognize revenue on a gross basis as we are primarily responsible for fulfilling the promises to provide the specified goods or services, we are responsible for paying all costs related to the goods or services before they have been transferred to the customer, and we have discretion in establishing prices for the specified goods or services. Revenue is presented net of any sales and value added taxes.

Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days for non-recurring payments and the first day of the monthly or quarterly billing cycle for recurring payments. We apply a practical expedient for purposes of determining whether a significant financing component may exist for our contracts if, at contract inception, we expect that the period between when we transfer the promised good or service to the customer and when the customer pays for that good or service will be one year or less. In instances where the customer pays for a good or service one year or more in advance of the period when we transfer the promised good or service to the customer, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is not to receive financing from our customers or to provide customers with financing but rather to maximize our profitability on the customer contract. Specifically, inclusion of non-refundable upfront fees in our long-term customer contracts increases the likelihood that the customer will be committed through the end of the contractual term and ensures recoverability of the capital outlay that we incur in expectation of the customer fulfilling its contractual obligations. We may also provide service credits to our DAS, military and retail, and wholesale Wi-Fi customers if we fail to meet contractual monthly system uptime requirements and we account for the variable consideration related to these service credits using the most likely amount method. We have historically never issued any significant service credits, and accordingly, our most likely amount is that we will issue zero service credits to our DAS, military and retail, and wholesale Wi-Fi customers.

For contracts that include variable consideration, we estimate the amount of consideration at contract inception under the expected value method or the most likely amount method and include the amount of variable consideration that is not considered to be constrained. Significant judgment is used in constraining estimates of variable consideration. We update our estimates at the end of each reporting period as additional information becomes available.

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS and wholesale Wi-Fi contracts in our consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our wholesale Wi-Fi contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three months ended March 31, 2018 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

DAS

We enter into long-term contracts with telecom operators at our managed and operated locations. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligation. Our DAS customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS or small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We believe that a material right generally does not exist for our DAS customer contracts that contain renewal options considering the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain the exclusive DAS service provider at the venue. Our contracts also provide our DAS customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation as the cost of the additional future services will depend entirely on the market rate of such services at the time such services are requested and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access, maintenance, and other fees. The upfront build-out fee is generally structured as a firm-fixed price or cost-plus arrangement and becomes payable as certain contract and/or construction milestones are achieved. Our DAS and small-cell networks are neutral-host networks that can accommodate multiple telecom operators. Some of our DAS customer contracts provide for credits that may be issued to existing telecom operators for additional telecom operators subsequently joining the DAS network. The credits are generally based upon a fixed dollar amount per additional telecom operator, a fixed percentage amount of the original build-out fee paid by the telecom operator per additional telecom operator, or a proportionate share considering the actual costs incurred by all telecom operators to construct the DAS network split among the relevant number of telecom operators. In most cases, there is significant uncertainty on whether additional telecom operator contracts will be executed at inception of the contract with the existing telecom operator. We believe that the upfront build-out fee is fixed consideration once the build-out is complete and any subsequent credits that may be issued would be accounted for in a manner similar to a contract modification under the prospective method because (i) the execution of customer contracts with additional telecom carriers is at our sole election and (ii) we would not execute agreements with additional telecom carriers if it would not increase our revenues and gross profits at the venue level. Further, the credits issued to the existing telecom operator changes the transaction price on a go-forward basis, which corresponds with the decline in service levels for the existing telecom operator once the neutral-host DAS network can be accessed by the additional telecom operator. The recurring access, maintenance, and other fees generally escalate on an annual basis. The recurring fees are variable consideration until the contract term and annual escalation dates are fixed. We estimate the variable consideration for our recurring fees using the most likely amount method based on the expected commencement date for the services. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations.

We generally recognize revenue related to our single performance obligation for our DAS customer contract monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network.

Military and retail

Military and retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign-up for our subscription or single-use Wi-Fi network or TV access services. Our military and retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi hotspots and/or internet protocol television (“IPTV”) networks, together with performance standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi hotspots and/or IPTV networks. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our military and retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is cancellable within 5 days’ notice prior to the end of the then current term by either party.

The contract transaction price is determined based on the subscription or single-use plan selected by the customer. Our military and retail service plans are for fixed price services with the price for each plan stated on our website. From time to time, we offer promotional discounts that result in an immediate reduction in the price paid by the customer. Subscription fees from military and retail customers are paid monthly in advance. We provide refunds for our military and retail services on a case-by-case basis. Refunds and credit card chargeback amounts are not significant and are recorded as contra-revenue in the period the refunds are made, or chargebacks are received.

Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from military and retail single-use access is recognized when access is provided, and the performance obligation is satisfied.

Wholesale Wi-Fi

We enter into long-term contracts with enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. We also enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. The initial term of our contracts with wholesale Wi-Fi customers generally range from one to three years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligation. Our wholesale Wi-Fi customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers’ end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

Our contract fee structure may include varying components of a minimum fee and usage-based fees. Minimum fees represent fixed price consideration while usage-based fees represent variable consideration. With respect to variable consideration, our commitment to our wholesale Wi-Fi customers consists of providing continuous access to the network. It is therefore a single performance obligation to stand ready to perform and we will allocate the variable fees charged for usage when we have the contractual right to bill. The variable component of revenue will be recognized based on the actual usage during the period.

Wholesale Wi-Fi revenue is recognized as they are earned over the relevant contract term with variable consideration recognized when we have the contractual right to bill.

Advertising

We generally enter into short-term cancellable insertion orders with our advertising customers for advertising campaigns that are served at our managed and operated locations and other locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored and promotional programs. Our sponsorship advertising arrangements are generally priced under a cost per engagement structure, which is a set price per click or engagement, or a cost per install structure for third party application downloads. Our display advertising arrangements are priced based on cost per thousand impressions. Insertion orders may also include bonus items. Our advertising customer contracts may contain multiple performance obligations with each distinct service. These distinct services may include an advertisement video or banner impressions in the contract bundled with the requirement to provide network, space on the website, and integration of customer advertisement onto the website, and each is generally considered to be its own performance obligation. The performance obligations are considered a series of distinct services as the performance obligations are satisfied over time and the same action-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer.

The contract transaction price is comprised of variable consideration based on the stated rates applied against the number of units delivered inclusive of the bonus units subject to the maximums provided for in the insertion order. It is customary for us to provide additional units over and above the amounts contractually required; however, there are a number of factors that can also negatively impact our ability to deliver the units required by the customer such as service outages at the venue resulting from power or circuit failures and customer cancellation of the remaining undelivered units under the insertion order due to campaign performance or budgetary constraints. Typically, the advertising campaign periods are short in duration. We will therefore use the contractual rates per the insertion orders and actual units delivered to determine the transaction price each period end. The transaction price will be allocated to each performance obligation based on the standalone selling price of each performance obligation.

Advertising revenue is recognized ratably over the service period based on actual units delivered subject to the maximums provided for in the insertion order.

Pre-ASC 606 adoption

We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured. Revenue is presented net of any sales and value added taxes.

Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Periodically, we install and sell Wi-Fi and DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the telecom operator agreement. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal clauses. Revenue from DAS network access fees in excess of the monthly minimums is recognized when earned.

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

Services provided to wholesale Wi-Fi partners generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for Wi-Fi network usage, and/or (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed monthly based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the service arrangement. The initial term of the license agreements is generally between one to three years and the agreements generally contain renewal clauses. Revenue for Wi-Fi network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

In instances where the minimum monthly Wi-Fi and DAS network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

We adopted the provisions of ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the term of the estimated customer relationship period for DAS arrangements and the wholesale service period for Wi-Fi platform service arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third-party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the term of the estimated customer relationship period for DAS arrangements and the wholesale service period for Wi-Fi platform service arrangements.

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

Income taxes

We calculate our interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs. Excess windfall tax benefits and tax deficiencies related to our stock option exercises and restricted stock unit (“RSU”) vesting are recognized as an income tax benefit or expense in our condensed consolidated statements of operations in the period they are deducted on the income tax return. Excess windfall tax benefits and tax deficiencies are therefore not anticipated when determining the annual effective tax rate and are instead recognized in the interim period in which those items occur.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Company had $(899) and $(898), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of March 31, 2018 and December 31, 2017 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

Some of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the condensed consolidated statements of operations.

Use of estimates

The preparation of accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, uncertain tax positions, useful lives associated with property and equipment, valuation and useful lives of intangible assets, contact assets and contract liabilities including estimates of variable consideration, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximates fair value due to the short-term nature of these financial instruments. As of March 31, 2018 and December 31, 2017, the carrying amount reflected in the accompanying condensed consolidated balance sheets for current portion of capital leases and notes payable and long-term portion of capital leases and notes payable approximate fair value (Level 2) based on the variable nature of the interest rates and lack of significant change in our credit risk.

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

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	March 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$16,290	$24,430
Money market accounts	2,262	2,255
Total cash and cash equivalents	$18,552	$26,685

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	March 31, 2018	December 31, 2017
Leasehold improvements	$408,360	$418,023
Software	44,575	42,281
Construction in progress	37,027	27,291
Computer equipment	12,332	13,245
Furniture, fixtures and office equipment	1,769	1,806
Total property and equipment	504,063	502,646
Less: accumulated depreciation and amortization	(239,434)	(240,287)
Total property and equipment, net	$264,629	$262,359

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Network access	$13,587	$8,375
Network operations	4,256	4,155
Development and technology	2,508	2,195
General and administrative	255	260
Total depreciation and amortization of property and equipment	$20,606	$14,985

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accrued customer liabilities	$12,195	$7,100
Accrued construction in progress	8,119	12,661
Revenue share	5,262	5,506
Salaries and wages	2,739	5,066
Accrued taxes	2,185	1,897
Accrued partner network	1,539	1,799
Accrued professional fees	1,103	1,979
Other	5,765	6,397
Total accrued expenses and other liabilities	$38,907	$42,405

6. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net, contract liability, net, and receivables balances from contracts with customers for the three months ended March 31, 2018 are as follows:

	Contract assets, net	Contract liabilities, net
Balance at January 1, 2018	$798	$204,472
Balance at March 31, 2018	111	201,514
Change	$(687)	$(2,958)

The current and non-current portions of our contract assets, net are included within prepaid expenses and other current assets and other assets, respectively, and current and non-current portions of our contract liabilities, net are included within deferred revenue and deferred revenue, net of current portion, respectively, in our condensed consolidated balance sheets. Contract assets, net are generated from our wholesale Wi-Fi contracts and the change in the contract assets, net balance includes activity related to amounts invoiced offset by revenue recognized from performance obligations satisfied in the current reporting period.

Contract liabilities are recorded when fees are collected or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three months ended March 31, 2018 include the following:

Three Months Ended March 31, 2018
Amounts included in the beginning of period contract liability balance	$26,694
Amounts associated with performance obligations satisfied in previous periods	93

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts is $190,404. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2018, our DAS contracts have a remaining duration of less than one year to sixteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration is $7,979. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2018, our wholesale Wi-Fi contracts have a remaining duration of less than one year to sixteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

7. Income taxes

Income tax expense of $128 and $199 reflects an effective tax rate of 4.8% and 3.0% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three months ended March 31, 2018 and 2017.

We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period to resolve. We are subject to taxation in the United States and in various states. Our tax years 2014 and forward are subject to examination by the IRS and our tax years 2013 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income. We are currently subject to examination by the IRS for our 2015 tax year. Although the ultimate outcome is unknown, we believe that any adjustments that may result from examination is not likely to have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.

8. Credit Facility

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended, with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit of up to $69,750 with an option to increase the available amount to $86,500 upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3,500 (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). We may use borrowings under the Credit Facility for general working capital and corporate purposes. In general, amounts borrowed under the Credit Facility are secured by a lien against all our assets, with certain exclusions. The Revolving Line of Credit matures on November 21, 2018 but may be prepaid in whole or part at any time. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit.

As of March 31, 2018 and December 31, 2017, we had no amounts outstanding under the Revolving Line of Credit. As of March 31, 2018 and December 31, 2017, $656 and $875, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the Credit Agreement term such that it is repaid in full on the maturity date of November 21, 2018.

Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control. We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of March 31, 2018.

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other (expense) income, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017. Amortization and interest expense capitalized during the three months ended March 31, 2018 and 2017 amounted to $133 and $234, respectively. Amortization and interest expense expensed during the three months ended March 31, 2018 and 2017 amounted to $47 and $56. The interest rate for our Credit Facility for the three months ended March 31, 2018 was 4.2%.

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2018, we have Letters of Credit totaling $8,204 that are scheduled to expire or renew over the next one-year period. There have been no drafts drawn under these Letters of Credit as of March 31, 2018.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in final settlement discussions with our venue partner. As of March 31, 2018, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature terminated after January 2018, so no additional automatic annual share increases will occur. As of March 31, 2018, options to purchase approximately 752,000 shares of common stock and RSUs covering approximately 3,556,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Network operations	$537	$546
Development and technology	278	270
Selling and marketing	473	426
General and administrative	1,838	1,802
Total stock-based compensation expense	$3,126	$3,044

During the three months ended March 31, 2018 and 2017, we capitalized $186 and $194, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,283	$9.58	3.8	$16,573
Exercised	(396)	$10.68
Canceled/forfeited	(7)	$5.99
Outstanding and exercisable at March 31, 2018	880	$9.12	3.6	$13,778

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

A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	3,324	$7.35
Granted(2)	874	$12.18
Vested	(609)	$7.20
Canceled/forfeited	(33)	$12.55
Non-vested at March 31, 2018	3,556	$8.51

(2)         The RSUs granted to all of our named executive officers in 2016 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In February 2018, our Compensation Committee determined actual achievement of the 2016 performance-based RSUs resulting in additional RSUs granted of approximately 520,000 at a grant-date fair value of $6.13 per share during the three months ended March 31, 2018.

During the three months ended March 31, 2018, approximately 609,000 shares of RSUs vested. The Company issued approximately 362,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2018	2017(3)
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(3,229)	$(6,880)
Denominator:
Weighted average common stock, basic and diluted	41,330	38,712
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.18)

(3)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

For the three months ended March 31, 2018 and 2017, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three months ended March 31, 2018. As of March 31, 2018, the remaining approved amount for repurchases was approximately $5,180.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities Exchange Commission on March 12, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Boingo helps the world stay connected to the people and things they love.

We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums, arenas, military bases, universities, convention centers, and office campuses; build high-quality wireless networks such as distributed antenna systems (“DAS”), Wi-Fi, and small cells at those venues; and monetize the wireless networks through several products and services.

Over the past 16 years, we’ve built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 41 DAS networks containing approximately 24,200 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.2 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also operate Wi-Fi and internet protocol television (“IPTV”) networks at 62 U.S. Army, Air Force, and Marine bases around the world.

We generate revenue from our wireless networks in several ways, including our DAS, small cells and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended March 31, 2018, DAS revenue accounted for approximately 41% of our revenue.

Military revenue, which is driven by military personnel who purchase broadband and IPTV services on military bases accounted for approximately 27% of our total revenue for the three months ended March 31, 2018. As of March 31, 2018, we have grown our military subscriber base to approximately 142,000, an increase of approximately 10.9% over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 9% of our total revenue for the three months ended March 31, 2018. As of March 31, 2018, our retail subscriber base was approximately 168,000, a decrease of approximately 13.4% over the prior year comparative period.

Our enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended March 31, 2018, wholesale Wi-Fi revenue accounted for approximately 19% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended March 31, 2018, advertising and other revenue accounted for approximately 4% of our revenue.

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

Connects.  This metric shows how often individuals connect to our global Wi-Fi network in a given period. The connects include wholesale and retail customers in both customer pay locations and customer free locations where we are a paid service provider or receive sponsorship or promotion fees. We count each connect as a single connect regardless of how many times that individual accesses the network at a given venue during their 24-hour period. This measure is an indicator of paid activity throughout our network.

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

Results of Operations

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which replaced the accounting standards for revenue recognition under FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of control of goods or services to a customer at an amount that reflects the consideration expected to be received. The FASB amended several aspects of the guidance after the issuance of ASU 2014-09, and the new revenue recognition accounting standard, as amended, was codified within ASC 606. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605.

Adoption of ASC 606 using the modified retrospective method required us to record a cumulative effect adjustment, net of tax, to accumulated deficit and non-controlling interests of $3,257 and $69, respectively, on January 1, 2018. In addition, adoption of the standard resulted in the following changes to the condensed consolidated balance sheet as of January 1, 2018:

	January 1, 2018 (Per ASC 605)	Adjustment for Adoption	January 1, 2018 (Per ASC 606)
Accounts receivable, net	$26,148	$(1,069)	$25,079
Prepaid expenses and other current assets	$6,369	$170	$6,539
Other assets	$10,082	$(2,179)	$7,903
Deferred revenue, current	$61,708	$14,176	$75,884
Deferred revenue, net of current portion	$149,168	$(20,580)	$128,588

The below table summarizes the changes to our condensed consolidated balance sheet as of March 31, 2018 as a result of the adoption of ASC 606:

	March 31, 2018 (Per ASC 605)	Adjustment for Adoption	March 31, 2018 (Per ASC 606)
Accounts receivable, net	$29,286	$(425)	$28,861
Prepaid expenses and other current assets	$6,567	$(85)	$6,482
Other assets	$9,910	$(2,333)	$7,577
Deferred revenue, current	$67,423	$8,917	$76,340
Deferred revenue, net of current portion	$144,652	$(19,478)	$125,174
Non-controlling interests	$370	$1,364	$1,734

The below table summarizes the changes to our condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606:

	March 31, 2018 (Per ASC 605)	Adjustment for Adoption	March 31, 2018 (Per ASC 606)
Revenue	$53,890	$4,269	$58,159
Income tax expense	$251	$(123)	$128
Non-controlling interests	$(839)	$1,295	$456

The changes to the condensed consolidated balance sheets as of January 1, 2018 and March 31, 2018 and the condensed consolidated statement of operations for the three months ended March 31, 2018 were primarily due to the following factors: (i) reclassification of unbilled receivables (contract assets) to a contra-liability account under ASC 606; and (ii) recognition of revenue related to our single performance obligation for our DAS contracts monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network under ASC 606 as compared to recognition of build-out fees for our DAS contracts monthly over the term of the estimated customer relationship period once the build-out is complete and minimum monthly access fees for our DAS contracts monthly over the term of the telecom operator agreement under ASC 605. The changes to the condensed consolidated balance sheet as of January 1, 2018 are reflected as non-cash changes within cash provided by operating activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2018.

The following tables set forth our results of operations for the specified periods:

	Three Months Ended March 31,
	2018	2017(1)
	(unaudited) (in thousands)
Consolidated Statement of Operations Data:
Revenue	$58,159	$44,333
Costs and operating expenses:
Network access	26,565	19,407
Network operations	12,846	11,263
Development and technology	7,425	6,334
Selling and marketing	5,463	4,893
General and administrative	7,699	8,103
Amortization of intangible assets	727	911
Total costs and operating expenses	60,725	50,911
Loss from operations	(2,566)	(6,578)
Interest and other (expense) income, net	(79)	4
Loss before income taxes	(2,645)	(6,574)
Income tax expense	128	199
Net loss	(2,773)	(6,773)
Net income attributable to non-controlling interests	456	107
Net loss attributable to common stockholders	$(3,229)	$(6,880)

(1)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended March 31,
	2018	2017
	(unaudited) (in thousands)
Network access	$13,587	$8,375
Network operations	4,256	4,155
Development and technology	2,508	2,195
General and administrative	255	260
Total(2)	$20,606	$14,985

(2)         The $5.6 million increase in depreciation and amortization of property and equipment for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2017 and 2018.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended March 31,
	2018	2017
	(unaudited) (in thousands)
Network operations	$537	$546
Development and technology	278	270
Selling and marketing	473	426
General and administrative	1,838	1,802
Total(3)	$3,126	$3,044

(3)         Stock-based compensation expense remained relatively consistent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. During each of the three months ended March 31, 2018 and 2017, we capitalized $0.2 million of stock-based compensation expense.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2018	2017(4)
	(unaudited) (as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	45.7	43.8
Network operations	22.1	25.4
Development and technology	12.8	14.3
Selling and marketing	9.4	11.0
General and administrative	13.2	18.3
Amortization of intangible assets	1.3	2.1
Total costs and operating expenses	104.4	114.8
Loss from operations	(4.4)	(14.8)
Interest and other (expense) income , net	0.1	0.0
Loss before income taxes	(4.5)	(14.8)
Income tax expense	0.2	0.4
Net loss	(4.8)	(15.3)
Net income attributable to non-controlling interests	0.8	0.2
Net loss attributable to common stockholders	(5.6)%	(15.5)%

(4)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Three Months ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018	2017(5)	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$23,645	$16,256	$7,389	45.5
Military	15,854	12,541	3,313	26.4
Wholesale—Wi-Fi	11,149	6,831	4,318	63.2
Retail	5,310	6,415	(1,105)	(17.2)
Advertising and other	2,201	2,290	(89)	(3.9)
Total revenue	$58,159	$44,333	$13,826	31.2

Key business metrics:
DAS nodes	24.2	19.8	4.4	22.2
Subscribers—military	142	128	14	10.9
Subscribers—retail	168	194	(26)	(13.4)
Connects	65,901	43,077	22,824	53.0

(5)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

DAS.  DAS revenue increased $7.4 million, or 45.5%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to a $7.2 million increase from new build-out projects in our managed and operated locations, which is inclusive of a $4.3 million increase resulting from the adoption of ASC 606 as of January 1, 2018, and a $0.2 million increase in access fees from our telecom operators.

Military.  Military revenue increased $3.3 million, or 26.4%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to a $3.6 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 15.9% increase in the average monthly revenue per military subscriber in 2018 compared to 2017. The increase was partially offset by a $0.3 million decrease in military single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $4.3 million, or 63.2% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to a $2.3 million increase in partner usage based fees and a $2.0 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $1.1 million, or 17.2%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to a $0.7 million decrease in retail single-use revenue and a $0.4 million decrease in retail subscriber revenue.

Advertising and other.  Advertising and other revenue remained relatively consistent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Costs and Operating Expenses

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$26,565	$19,407	$7,158	36.9
Network operations	12,846	11,263	1,583	14.1
Development and technology	7,425	6,334	1,091	17.2
Selling and marketing	5,463	4,893	570	11.6
General and administrative	7,699	8,103	(404)	(5.0)
Amortization of intangible assets	727	911	(184)	(20.2)
Total costs and operating expenses	$60,725	$50,911	$9,814	19.3

Network access. Network access costs increased $7.2 million, or 36.9%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase is primarily due to a $5.2 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects, a $1.5 million increase in revenue share paid to venues in our managed and operated locations, a $0.2 million increase in other cost of revenue, and a $0.2 million increase from customer usage at partner venues.

Network operations. Network operations expenses increased $1.6 million, or 14.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $0.9 million increase in personnel related expenses and a $0.5 million increase in hardware and software maintenance expenses.

Development and technology. Development and technology expenses increased $1.1 million, or 17.2%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $0.5 million increase in personnel related expenses and $0.3 million increase in depreciation expense related to our increased fixed assets.

Selling and marketing. Selling and marketing expenses increased $0.6 million, or 11.6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $0.3 million increase in personnel related expenses.

General and administrative.  General and administrative expenses decreased $0.4 million, or 5.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $0.9 million decrease in professional and outside services fees, which were partially offset by a $0.4 million increase in personnel related expenses.

Amortization of intangible assets.  There were no significant changes in amortization of intangible assets expense for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Interest and Other (Expense) Income, Net

There were no significant changes in interest and other (expense) income, net, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, we capitalized $0.1 million and $0.2 million, respectively, of interest expense.

Income Tax Expense

There were no significant changes in income tax expense and our effective tax rate for the three months ended March 31, 2018, as compared to the three months ended and March 31, 2017. Income tax expense for the three months ended March 31, 2018 includes a decrease of $0.1 million resulting from the adoption of ASC 606 as of January 1, 2018.

Non-controlling Interests

Non-controlling interests increased $0.3 million, or 326.2% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Non-controlling interests for the three months ended March 31, 2018 includes an increase of $1.3 million resulting from the adoption of ASC 606 as of January 1, 2018, which was partially offset by increased depreciation expense related to our increased fixed assets for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the three months ended March 31, 2018 decreased as compared to the three months ended March 31, 2017, primarily due to the $13.8 million increase in revenues, which was partially offset by the $9.8 million increase in costs and operating expenses and the $0.3 million increase in non-controlling interests. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017(6)
	(unaudited) (in thousands)
Net loss attributable to common stockholders	$(3,229)	$(6,880)
Depreciation and amortization of property and equipment	20,606	14,985
Stock-based compensation expense	3,126	3,044
Amortization of intangible assets	727	911
Income tax expense	128	199
Interest and other expense (income), net	79	(4)
Non-controlling interests	456	107
Adjusted EBITDA	$21,893	$12,362

(6)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Adjusted EBITDA was $21.9 million for the three months ended March 31, 2018, an increase of 77.1% from $12.4 million recorded in the three months ended March 31, 2017. As a percent of revenue, Adjusted EBITDA was 37.6% for the three months ended March 31, 2018, up from 27.9% of revenue for the three months ended March 31, 2017. The Adjusted EBITDA increase was due primarily to the $5.4 million increase in depreciation and amortization expense, the $3.7 million decrease in our net loss attributable to common stockholders, and the $0.3 million increase in non-controlling interests for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of March 31, 2018 consisted of $18.6 million of cash and cash equivalents and $69.8 million available for borrowing under our credit facility, $8.2 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2018 were $21.1 million, of which $14.7 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $69.8 million with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018 and the Term Loan requires quarterly payments of interest and principal. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2018, $0.7 million was outstanding under the Term Loan and there were no amounts outstanding under the Revolving Line of Credit. The interest rate for our Credit Facility for the three months ended March 31, 2018 was 4.2%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control. The Credit Agreement expires in November 2018 and market conditions in the U.S. credit markets may negatively impact our ability to renew the Credit Agreement on favorable terms upon its expiration.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of March 31, 2018 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of March 31, 2018 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2018 will range from $25.0 million to $35.0 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2018 capital expenditures will be used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues and to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into acquisitions of complementary businesses, applications or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the three months ended March 31:

	2018	2017
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$17,270	$25,532
Net cash used in investing activities	(21,629)	(18,641)
Net cash used in financing activities	(3,781)	(7,405)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2018, we generated $17.3 million of net cash from operating activities, a decrease of $8.3 million from the prior year comparative period. The decrease is primarily due to a $17.7 million change in our operating assets and liabilities. The net change in our operating assets is primarily driven by a higher rate of cash collections, which was partially offset by a higher rate of supplier payments, during the three months ended March 31, 2017.  The changes were partially offset by a $5.4 million increase in depreciation and amortization expenses primarily related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development, and a $4.0 million decrease in our net loss.

Net Cash Used in Investing Activities

For the three months ended March 31, 2018, we used $21.6 million in investing activities, an increase of $3.0 million from the prior year comparative period. The increase is due to a $3.6 million increase in purchases of property and equipment and a $0.5 million increase in restricted cash, which were partially offset by $1.2 million of cash paid for a caching technology intangible asset in 2017.

Net Cash Used in Financing Activities

For the three months ended March 31, 2018, we used $3.8 million of cash in financing activities, a decrease of $3.6 million from the prior year comparative period. This decrease is due to a $5.2 million decrease in payments on our Credit Facility and a $3.8 million increase in proceeds from exercise of stock options. The changes were partially offset by a $4.8 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period and a $0.6 million increase in cash paid for our capital leases and notes payable.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of March 31, 2018:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$49,375	$10,162	$17,495	$11,823	$9,895
Operating leases for office space(2)	28,426	3,678	6,553	6,738	11,457
Open purchase commitments(3)	28,502	28,018	484	—	—
Credit Facility(4)	656	656	—	—	—
Capital leases and notes payable for equipment and software(5)	13,029	6,068	6,961	—	—
Total	$119,988	$48,582	$31,493	$18,561	$21,352

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the lease.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2018 as we have not received the related goods or services.

(4)         Debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments.

(5)         Payments under non-cancellable capital leases and loans payable related to equipment, primarily for data communication and database software, and prepaid maintenance service purchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Post-ASC 606 Adoption

Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied. Contracts entered into at or near the same time with the same customer are combined and accounted for as a single contract if the contracts have a single commercial objective, the amount of consideration is dependent on the price or performance of the other contract, or the services promised in the contracts are a single performance obligation. Contract amendments are routine in the performance of our DAS, wholesale Wi-Fi, and advertising contracts. Contracts are often amended to account for changes in contract specifications or requirements or expand network access services. In most instances, our DAS and wholesale Wi-Fi contract amendments are for additional goods or services that are distinct, and the contract price increases by an amount that reflects the standalone selling price of the additional goods or services; therefore, such contract amendments are accounted for as separate contracts. Contract amendments for our advertising contracts are also generally for additional goods or services that are distinct; however, the contract price does not increase by an amount that reflects the standalone selling price of the additional goods or services. Advertising contract amendments are therefore generally accounted for as contract modifications under the prospective method. Contract amendments to transaction prices with no change in remaining services are accounted for as contract modifications under the cumulative catch-up method.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices if for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided. Periodically, we install and sell DAS and Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer. We generally recognize revenue on a gross basis as we are primarily responsible for fulfilling the promises to provide the specified goods or services, we are responsible for paying all costs related to the goods or services before they have been transferred to the customer, and we have discretion in establishing prices for the specified goods or services. Revenue is presented net of any sales and value added taxes.

Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days for non-recurring payments and the first day of the monthly or quarterly billing cycle for recurring payments. We apply a practical expedient for purposes of determining whether a significant financing component may exist for our contracts if, at contract inception, we expect that the period between when we transfer the promised good or service to the customer and when the customer pays for that good or service will be one year or less. In instances where the customer pays for a good or service one year or more in advance of the period when we transfer the promised good or service to the customer, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is not to receive financing from our customers or to provide customers with financing but rather to maximize our profitability on the customer contract. Specifically, inclusion of non-refundable upfront fees in our long-term customer contracts increases the likelihood that the customer will be committed through the end of the contractual term and ensures recoverability of the capital outlay that we incur in expectation of the customer fulfilling its contractual obligations. We may also provide service credits to our DAS, military and retail, and wholesale Wi-Fi customers if we fail to meet contractual monthly system uptime requirements and we account for the variable consideration related to these service credits using the most likely amount method. We have historically never issued any significant service credits, and accordingly, our most likely amount is that we will issue zero service credits to our DAS, military and retail, and wholesale Wi-Fi customers.

For contracts that include variable consideration, we estimate the amount of consideration at contract inception under the expected value method or the most likely amount method and include the amount of variable consideration that is not considered to be constrained. Significant judgment is used in constraining estimates of variable consideration. We update our estimates at the end of each reporting period as additional information becomes available.

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS and wholesale Wi-Fi contracts in our consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our wholesale Wi-Fi contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three months ended March 31, 2018 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

DAS

We enter into long-term contracts with telecom operators at our managed and operated locations. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligation. Our DAS customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS or small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We believe that a material right generally does not exist for our DAS customer contracts that contain renewal options considering the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain the exclusive DAS service provider at the venue. Our contracts also provide our DAS customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation as the cost of the additional future services will depend entirely on the market rate of such services at the time such services are requested and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access, maintenance, and other fees. The upfront build-out fee is generally structured as a firm-fixed price or cost-plus arrangement and becomes payable as certain contract and/or construction milestones are achieved. Our DAS and small-cell networks are neutral-host networks that can accommodate multiple telecom operators. Some of our DAS customer contracts provide for credits that may be issued to existing telecom operators for additional telecom operators subsequently joining the DAS network. The credits are generally based upon a fixed dollar amount per additional telecom operator, a fixed percentage amount of the original build-out fee paid by the telecom operator per additional telecom operator, or a proportionate share considering the actual costs incurred by all telecom operators to construct the DAS network split among the relevant number of telecom operators. In most cases, there is significant uncertainty on whether additional telecom operator contracts will be executed at inception of the contract with the existing telecom operator. We believe that the upfront build-out fee is fixed consideration once the build-out is complete and any subsequent credits that may be issued would be accounted for in a manner similar to a contract modification under the prospective method because (i) the execution of customer contracts with additional telecom carriers is at our sole election and (ii) we would not execute agreements with additional telecom carriers if it would not increase our revenues and gross profits at the venue level. Further, the credits issued to the existing telecom operator changes the transaction price on a go-forward basis, which corresponds with the decline in service levels for the existing telecom operator once the neutral-host DAS network can be accessed by the additional telecom operator. The recurring access, maintenance, and other fees generally escalate on an annual basis. The recurring fees are variable consideration until the contract term and annual escalation dates are fixed. We estimate the variable consideration for our recurring fees using the most likely amount method based on the expected commencement date for the services. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations.

We generally recognize revenue related to our single performance obligation for our DAS customer contract monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network.

Military and retail

Military and retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign-up for our subscription or single-use Wi-Fi network or TV access services. Our military and retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi hotspots and/or internet protocol television (“IPTV”) networks, together with performance standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi hotspots and/or IPTV networks. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our military and retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is cancellable within 5 days’ notice prior to the end of the then current term by either party.

The contract transaction price is determined based on the subscription or single-use plan selected by the customer. Our military and retail service plans are for fixed price services with the price for each plan stated on our website. From time to time, we offer promotional discounts that result in an immediate reduction in the price paid by the customer. Subscription fees from military and retail customers are paid monthly in advance. We provide refunds for our military and retail services on a case-by-case basis. Refunds and credit card chargeback amounts are not significant and are recorded as contra-revenue in the period the refunds are made, or chargebacks are received.

Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from military and retail single-use access is recognized when access is provided, and the performance obligation is satisfied.

Wholesale Wi-Fi

We enter into long-term contracts with enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. We also enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. The initial term of our contracts with wholesale Wi-Fi customers generally range from one to three years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligation. Our wholesale Wi-Fi customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers’ end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

Our contract fee structure may include varying components of a minimum fee and usage-based fees. Minimum fees represent fixed price consideration while usage-based fees represent variable consideration. With respect to variable consideration, our commitment to our wholesale Wi-Fi customers consists of providing continuous access to the network. It is therefore a single performance obligation to stand ready to perform and we will allocate the variable fees charged for usage when we have the contractual right to bill. The variable component of revenue will be recognized based on the actual usage during the period.

Wholesale Wi-Fi revenue is recognized as they are earned over the relevant contract term with variable consideration recognized when we have the contractual right to bill.

Advertising

We generally enter into short-term cancellable insertion orders with our advertising customers for advertising campaigns that are served at our managed and operated locations and other locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored and promotional programs. Our sponsorship advertising arrangements are generally priced under a cost per engagement structure, which is a set price per click or engagement, or a cost per install structure for third party application downloads. Our display advertising arrangements are priced based on cost per thousand impressions. Insertion orders may also include bonus items. Our advertising customer contracts may contain multiple performance obligations with each distinct service. These distinct services may include an advertisement video or banner impressions in the contract bundled with the requirement to provide network, space on the website, and integration of customer advertisement onto the website, and each is generally considered to be its own performance obligation. The performance obligations are considered a series of distinct services as the performance obligations are satisfied over time and the same action-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer.

The contract transaction price is comprised of variable consideration based on the stated rates applied against the number of units delivered inclusive of the bonus units subject to the maximums provided for in the insertion order. It is customary for us to provide additional units over and above the amounts contractually required; however, there are a number of factors that can also negatively impact our ability to deliver the units required by the customer such as service outages at the venue resulting from power or circuit failures and customer cancellation of the remaining undelivered units under the insertion order due to campaign performance or budgetary constraints. Typically, the advertising campaign periods are short in duration. We will therefore use the contractual rates per the insertion orders and actual units delivered to determine the transaction price each period end. The transaction price will be allocated to each performance obligation based on the standalone selling price of each performance obligation.

Advertising revenue is recognized ratably over the service period based on actual units delivered subject to the maximums provided for in the insertion order.

Pre-ASC 606 Adoption

We recognize revenue when an arrangement exists, services have been rendered, fees are fixed or determinable, no significant obligations remain related to the earned fees and collection of the related receivable is reasonably assured. Revenue is presented net of any sales and value added taxes.

Revenue generated from access to our DAS networks consists of build-out fees and recurring access fees under certain long-term contracts with telecom operators. Build-out fees paid upfront are generally deferred and recognized ratably over the term of the estimated customer relationship period, once the build-out is complete. Periodically, we install and sell Wi-Fi and DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer. Minimum monthly access fees for usage of the DAS networks are non-cancellable and generally escalate on an annual basis. These minimum monthly access fees are recognized ratably over the term of the telecom operator agreement. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal clauses. Revenue from DAS network access fees in excess of the monthly minimums is recognized when earned.

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

Services provided to wholesale Wi-Fi partners generally contain several elements including: (i) a term license to use our software to access our Wi-Fi network, (ii) access fees for Wi-Fi network usage, and/or (iii) professional services for software integration and customization and to maintain the Wi-Fi service. The term license, monthly minimum network access fees and professional services are billed monthly based upon predetermined fixed rates. Once the term license for integration and customization are delivered, the fees from the arrangement are recognized ratably over the remaining term of the service arrangement. The initial term of the license agreements is generally between one to three years and the agreements generally contain renewal clauses. Revenue for Wi-Fi network access fees in excess of the monthly minimum amounts is recognized when earned. All elements within existing service arrangements are generally delivered and earned concurrently throughout the term of the respective service arrangement.

In instances where the minimum monthly Wi-Fi and DAS network access fees escalate over the term of the wholesale service arrangement, an unbilled receivable is recognized when performance is within our control and when we have reasonable assurance that the unbilled receivable balance will be collected.

We adopted the provisions of ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, on a prospective basis on January 1, 2011. For multiple-deliverable arrangements entered into prior to January 1, 2011 that are accounted for under ASC 605-25, Revenue Recognition—Multiple-Deliverable Revenue Arrangements, we defer recognition of revenue for the full arrangement and recognize all revenue ratably over the term of the estimated customer relationship period for DAS arrangements and the wholesale service period for Wi-Fi platform service arrangements, as we do not have evidence of fair value for the undelivered elements in the arrangement. For multiple-deliverable arrangements entered into or materially modified after January 1, 2011 that are accounted for under ASC 605-25, we evaluate whether separate units of accounting exist and then allocate the arrangement consideration to all units of accounting based on the relative selling price method using estimated selling prices if vendor specific objective evidence and third-party evidence is not available. We recognize the revenue associated with the separate units of accounting upon completion of such services or ratably over the term of the estimated customer relationship period for DAS arrangements and the wholesale service period for Wi-Fi platform service arrangements.

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

Other Critical Accounting Policies and Estimates

There have been no material changes to our other critical accounting policies and estimates from the information provided for the year ended December 31, 2017 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 12, 2018.

Recently Issued Accounting Standards

Information regarding recent accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q and under “Critical Accounting Policies and Estimates” in Part I, Item II, of this Quarterly Report on Form 10-Q, the information of which is incorporated herein by this reference.

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

We are exposed to various market risks including: (i) interest rate risk and (ii) foreign currency exchange rate risk. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three-month period. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of March 31, 2018 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2018 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2018, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Items 2, 3 and 4 are not applicable and have been omitted.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

10.1	2018 Amendment to License Agreement for Wireless Communications Access System between City of Chicago and Chicago Concourse Development Group, LLC, dated as of March 31, 2018.#				X

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BOINGO WIRELESS, INC.

Date: May 8, 2018	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: May 8, 2018	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)