Form 10-Q/A
period 2018-03-31
BOINGO WIRELESS INC
filed 2018-07-20
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Boingo Wireless, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “Quarterly Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2018. The purpose of this Amendment is to refile Exhibit 10.1, which was originally filed with the Quarterly Report, to conform such exhibit in response to comments provided by the staff of the SEC relating to the confidential treatment request previously filed by the Company with respect to Exhibit 10.1.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Quarterly Report or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Quarterly Report.

This Amendment is an exhibit-only filing.  Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

Item 6.  Exhibits

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

32.1

Certifications of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

#                                         Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. These portions have been submitted separately to the Securities and Exchange Commission.

*                                         Previously furnished with our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 8, 2018.

**                                  Previously filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: July 20, 2018	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: July 20, 2018	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)