Form 10-Q
period 2018-06-30
BOINGO WIRELESS INC
filed 2018-08-06
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 42,276,778 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$12,948	$26,685
Restricted cash	512	—
Accounts receivable, net	37,444	26,148
Prepaid expenses and other current assets	7,200	6,369
Total current assets	58,104	59,202
Property and equipment, net	278,284	262,359
Goodwill	42,403	42,403
Intangible assets, net	8,833	10,263
Other assets	7,771	10,082
Total assets	$395,395	$384,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,757	$11,589
Accrued expenses and other liabilities	42,205	42,405
Deferred revenue	67,446	61,708
Current portion of long-term debt	438	875
Current portion of capital leases and notes payable	6,852	5,771
Total current liabilities	136,698	122,348
Deferred revenue, net of current portion	135,450	149,168
Long-term portion of capital leases and notes payable	7,936	6,747
Deferred tax liabilities	1,007	1,004
Other liabilities	5,763	6,012
Total liabilities	286,854	285,279

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 42,253 and 40,995 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	238,012	230,679
Accumulated deficit	(129,824)	(131,967)
Accumulated other comprehensive loss	(1,223)	(898)
Total common stockholders’ equity	106,969	97,818
Non-controlling interests	1,572	1,212
Total stockholders’ equity	108,541	99,030
Total liabilities and stockholders’ equity	$395,395	$384,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$59,601	$49,033	$117,760	$93,366
Costs and operating expenses:
Network access	24,088	21,105	50,653	40,512
Network operations	12,723	11,668	25,569	22,931
Development and technology	7,463	6,663	14,888	12,997
Selling and marketing	5,353	5,094	10,816	9,987
General and administrative	6,730	11,263	14,429	19,366
Amortization of intangible assets	668	910	1,395	1,821
Total costs and operating expenses	57,025	56,703	117,750	107,614
Income (loss) from operations	2,576	(7,670)	10	(14,248)
Interest and other expense, net	(50)	(46)	(129)	(42)
Income (loss) before income taxes	2,526	(7,716)	(119)	(14,290)
Income tax expense	16	141	144	340
Net income (loss)	2,510	(7,857)	(263)	(14,630)
Net income attributable to non-controlling interests	395	160	851	267
Net income (loss) attributable to common stockholders	$2,115	$(8,017)	$(1,114)	$(14,897)

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.20)	$(0.03)	$(0.38)
Diluted	$0.05	$(0.20)	$(0.03)	$(0.38)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	41,961	39,286	41,645	38,997
Diluted	45,219	39,286	41,645	38,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$2,510	$(7,857)	$(263)	$(14,630)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(267)	(70)	(271)	(24)
Comprehensive income (loss)	2,243	(7,927)	(534)	(14,654)
Comprehensive income attributable to non-controlling interest	452	183	905	274
Comprehensive income (loss) attributable to common stockholders	$1,791	$(8,110)	$(1,439)	$(14,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030
Issuance of common stock under stock incentive plans	1,258	—	8,455	—	—	—	8,455
Shares withheld for taxes	—	—	(7,586)	—	—	—	(7,586)
Stock-based compensation expense	—	—	6,464	—	—	—	6,464
Non-controlling interest distributions	—	—	—	—	—	(614)	(614)
Cumulative effect of a change in accounting principle	—	—	—	3,257	—	69	3,326
Net loss	—	—	—	(1,114)	—	851	(263)
Other comprehensive loss (income)	—	—	—	—	(325)	54	(271)
Balance at June 30, 2018	42,253	$4	$238,012	$(129,824)	$(1,223)	$1,572	$108,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(263)	$(14,630)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	37,868	30,999
Amortization of intangible assets	1,395	1,821
Impairment loss and loss on disposal of fixed assets, net	127	440
Stock-based compensation	6,072	7,332
Change in deferred income taxes	—	243
Other	8	53
Changes in operating assets and liabilities:
Accounts receivable	(12,567)	15,975
Prepaid expenses and other assets	(22)	(553)
Accounts payable	704	(2,556)
Accrued expenses and other liabilities	1,018	5,630
Deferred revenue	(1,576)	2,599
Net cash provided by operating activities	32,764	47,353
Cash flows from investing activities
Purchases of property and equipment	(42,918)	(31,917)
Payments for asset acquisition	—	(1,150)
Net cash used in investing activities	(42,918)	(33,067)
Cash flows from financing activities
Principal payments on credit facility	(438)	(10,656)
Proceeds from exercise of stock options	8,455	3,624
Payments of capital leases and notes payable	(2,865)	(1,819)
Payments of withholding tax on net issuance of restricted stock units	(7,586)	(2,458)
Payments to non-controlling interests	(614)	(125)
Net cash used in financing activities	(3,048)	(11,434)
Effect of exchange rates on cash	(23)	(16)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,225)	2,836
Cash, cash equivalents, and restricted cash at beginning of period	26,685	19,485
Cash, cash equivalents, and restricted cash at end of period	$13,460	$22,321
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$26,756	$22,015
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$5,068	$1,976
Capitalized stock-based compensation included in property and equipment costs	$392	$367

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three and six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 contained in our annual report on Form 10-K filed with the SEC on March 12, 2018. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and six months ended June 30, 2018 and 2017, our cash flows for the six months ended June 30, 2018 and 2017, and our financial position as of June 30, 2018. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Adoption of ASC 606 using the modified retrospective method required us to record a cumulative effect adjustment, net of tax, to accumulated deficit and non-controlling interests of $3,257 and $69, respectively, on January 1, 2018. In addition, adoption of the standard resulted in the following changes to the condensed consolidated balance sheet as of January 1, 2018:

	January 1, 2018 (Per ASC 605)	Adjustment for Adoption	January 1, 2018 (Per ASC 606)
Accounts receivable, net	$26,148	$(1,069)	$25,079
Prepaid expenses and other current assets	$6,369	$170	$6,539
Other assets	$10,082	$(2,179)	$7,903
Deferred revenue, current	$61,708	$14,176	$75,884
Deferred revenue, net of current portion	$149,168	$(20,580)	$128,588

The below table summarizes the changes to our condensed consolidated balance sheet as of June 30, 2018 as a result of the adoption of ASC 606:

	June 30, 2018 (Per ASC 605)	Adjustment for Adoption	June 30, 2018 (Per ASC 606)
Accounts receivable, net	$37,955	$(511)	$37,444
Prepaid expenses and other current assets	$7,177	$23	$7,200
Other assets	$9,948	$(2,177)	$7,771
Deferred revenue, current	$67,128	$318	$67,446
Deferred revenue, net of current portion	$147,468	$(12,018)	$135,450
Non-controlling interests	$(54)	$1,626	$1,572

The below table summarizes the changes to our condensed consolidated statement of operations for the three months ended June 30, 2018 as a result of the adoption of ASC 606:

	Three Months Ended June 30, 2018 (Per ASC 605)	Adjustment for Adoption	Three Months Ended June 30, 2018 (Per ASC 606)
Revenue	$58,394	$1,207	$59,601
Income tax expense	$129	$(113)	$16
Non-controlling interests	$132	$263	$395

The below table summarizes the changes to our condensed consolidated statement of operations for the six months ended June 30, 2018 as a result of the adoption of ASC 606:

	Six Months Ended June 30, 2018 (Per ASC 605)	Adjustment for Adoption	Six Months Ended June 30, 2018 (Per ASC 606)
Revenue	$112,284	$5,476	$117,760
Income tax expense	$380	$(236)	$144
Non-controlling interests	$(707)	$1,558	$851

The changes to the condensed consolidated balance sheets as of January 1, 2018 and June 30, 2018 and the condensed consolidated statement of operations for the three and six months ended June 30, 2018 were primarily due to the following factors: (i) reclassification of unbilled receivables (contract assets) to a contra-liability account under ASC 606; and (ii) recognition of revenue related to our single performance obligation for our DAS contracts monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network under ASC 606 as compared to recognition of build-out fees for our DAS contracts monthly over the term of the estimated customer relationship period once the build-out is complete and minimum monthly access fees for our DAS contracts monthly over the term of the telecom operator agreement under ASC 605. The changes to the condensed consolidated balance sheet as of January 1, 2018 are reflected as non-cash changes within cash provided by operating activities in our condensed consolidated statement of cash flows for the six months ended June 30, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 under the retrospective transition method for each period presented in our condensed consolidated statements of cash flows.

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

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Revenue:
DAS	$21,885	$18,552	$45,530	$34,808
Military	16,735	13,542	32,589	26,083
Wholesale—Wi-Fi	13,530	7,300	24,679	14,131
Retail	4,566	6,358	9,876	12,773
Advertising and other	2,885	3,281	5,086	5,571
Total revenue	$59,601	$49,033	$117,760	$93,366

(1)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Restricted cash

Restricted cash consists of a letter of credit issued to one of our international venue partners. The letter of credit is collateralized by cash deposits. At June 30, 2018, we had $512 classified as short-term restricted cash as the letter of credit expires within the next eight months.

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three and six months ended June 30, 2018 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Company had $(1,223) and $(898), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of June 30, 2018 and December 31, 2017 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximates fair value due to the short-term nature of these financial instruments. As of June 30, 2018 and December 31, 2017, the carrying amount reflected in the accompanying condensed consolidated balance sheets for current portion of capital leases and notes payable and long-term portion of capital leases and notes payable approximate fair value (Level 2) based on the variable nature of the interest rates and lack of significant change in our credit risk.

Recent accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for all entities on a modified retrospective basis. We currently do not expect that this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months on the balance sheet. Under the new guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We have selected January 1, 2019 as our effective date. ASU 2016-02 provided for the adoption of the new leases standard using a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet selected a transition method. We are completing the assessment stage of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources and will engage third party service providers to assist in the evaluation and implementation. While we continue to assess all impacts under the new standard, there may be a significant impact on our consolidated balance sheet from the adoption of this new standard related to lease assets and liabilities for our operating leases.

3. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	June 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$10,677	$24,430
Money market accounts	2,271	2,255
Total cash and cash equivalents	$12,948	$26,685

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

4. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	June 30, 2018	December 31, 2017
Leasehold improvements	$434,112	$418,023
Software	46,389	42,281
Construction in progress	39,055	27,291
Computer equipment	13,378	13,245
Furniture, fixtures and office equipment	1,769	1,806
Total property and equipment	534,703	502,646
Less: accumulated depreciation and amortization	(256,419)	(240,287)
Total property and equipment, net	$278,284	$262,359

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Network access	$10,134	$9,354	$23,721	$17,729
Network operations	4,314	4,131	8,570	8,286
Development and technology	2,568	2,270	5,076	4,465
General and administrative	246	259	501	519
Total depreciation and amortization of property and equipment	$17,262	$16,014	$37,868	$30,999

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accrued customer liabilities	$11,753	$7,100
Accrued construction in progress	11,069	12,661
Revenue share	5,218	5,506
Salaries and wages	3,535	5,066
Accrued taxes	2,320	1,897
Accrued partner network	1,779	1,799
Accrued professional fees	944	1,979
Other	5,587	6,397
Total accrued expenses and other liabilities	$42,205	$42,405

6. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net, contract liability, net, and receivables balances from contracts with customers for the six months ended June 30, 2018 are as follows:

	Contract assets, net	Contract liabilities, net
Balance at January 1, 2018	$798	$204,472
Balance at June 30, 2018	217	202,896
Change	$(581)	$(1,576)

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

Contract liabilities are recorded when fees are collected or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three and six months ended June 30, 2018 include the following:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amounts included in the beginning of period contract liability balance	$23,598	$50,292
Amounts associated with performance obligations satisfied in previous periods	97	190

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $190,219. We expect to recognize this revenue as service is provided over the remaining contract term. As of June 30, 2018, our DAS contracts have a remaining duration of less than one year to sixteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $7,365. We expect to recognize this revenue as service is provided over the remaining contract term. As of June 30, 2018, our wholesale Wi-Fi contracts have a remaining duration of less than one year to sixteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

7. Income taxes

Income tax expense of $16 and $141 reflects an effective tax rate of 0.6% and 1.8% for the three months ended June 30, 2018 and 2017, respectively. Income tax expense of $144 and $340 reflects an effective tax rate of 121.0% and 2.4% for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and six months ended June 30, 2018 and 2017 as well as foreign tax expense for the three and six months ended June 30, 2018.

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

As of June 30, 2018 and December 31, 2017, we had no amounts outstanding under the Revolving Line of Credit. As of June 30, 2018 and December 31, 2017, $438 and $875, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the Credit Agreement term such that it is repaid in full on the maturity date of November 21, 2018. We are currently working with various financial institutions on executing a new credit agreement.

Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control. We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of June 30, 2018.

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. Amortization and interest expense capitalized during the three and six months ended June 30, 2018 amounted to $168 and $301, respectively. Amortization and interest expense capitalized during the three and six months ended June 30, 2017 amounted to $192 and $426, respectively. Amortization and interest expense expensed during the three and six months ended June 30, 2018 amounted to $3 and $50, respectively. Amortization and interest expense expensed during the three and six months ended June 30, 2017 amounted to $52 and $108, respectively. The interest rate for our Credit Facility for the six months ended June 30, 2018 ranged from 4.2% to 4.8%.

9. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of June 30, 2018, we have Letters of Credit totaling $8,267 that are scheduled to expire or renew over the next one-year period. There have been no drafts drawn under these Letters of Credit as of June 30, 2018.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in final settlement discussions with our venue partner. As of June 30, 2018, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

10. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature terminated after January 2018, so no additional automatic annual share increases will occur. As of June 30, 2018, options to purchase approximately 425,000 shares of common stock and RSUs covering approximately 3,371,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Network operations	$516	$562	$1,053	$1,108
Development and technology	314	280	592	550
Selling and marketing	393	639	866	1,065
General and administrative	1,723	2,807	3,561	4,609
Total stock-based compensation	$2,946	$4,288	$6,072	$7,332

During the three and six months ended June 30, 2018, we capitalized $206 and $392, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2017, we capitalized $173 and $367, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,283	$9.58	3.8	$16,573
Exercised	(735)	$11.50
Canceled/forfeited	(7)	$5.99
Outstanding and exercisable at June 30, 2018	541	$7.02	3.6	$8,426

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

A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	3,324	$7.35
Granted(2)	912	$12.61
Vested	(824)	$8.32
Canceled/forfeited	(41)	$13.50
Non-vested at June 30, 2018	3,371	$8.46

(2)         The RSUs granted to all of our named executive officers in 2016 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In February 2018, our Compensation Committee determined actual achievement of the 2016 performance-based RSUs resulting in additional RSUs granted of approximately 520,000 at a grant-date fair value of $6.13 per share during the six months ended June 30, 2018.

During the six months ended June 30, 2018, approximately 824,000 shares of RSUs vested. The Company issued approximately 523,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

11. Net income (loss) per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(3)	2018	2017(3)
	(in thousands)
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$2,115	$(8,017)	$(1,114)	$(14,897)
Denominator:
Weighted average common stock, basic	41,961	39,286	41,645	38,997
Effect of dilutive stock options	472	—	—	—
Effect of dilutive RSUs	2,786	—	—	—
Weighted average common stock, diluted	45,219	39,286	41,645	38,997
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.20)	$(0.03)	$(0.38)
Diluted	$0.05	(0.20)	$(0.03)	(0.38)

(3)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

For the six months ended June 30, 2018 and the three and six months ended June 30, 2017, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period. For the three months ended June 30, 2018, we excluded the assumed issuance of approximately 27,000 shares of common stock under RSUs from the computation of diluted net income per share as the inclusion would have been anti-dilutive.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three and six months ended June 30, 2018. As of June 30, 2018, the remaining approved amount for repurchases was approximately $5,180.

12. Subsequent events

In August 2018, we acquired the assets of Elauwit Networks, LLC (“Elauwit”) for $28,000 plus other contingent consideration. Elauwit provides data and video services to 220 multi-unit dwelling properties including student housing, condominiums, apartments, senior living, and hospitality industries throughout the U.S. In addition, Elauwit builds and maintains the network that supports these services for property owners and managers and provides support for residents and employees. We funded a substantial portion of the closing purchase price from the Company’s existing Credit Agreement. Additionally, the Company entered into a commitment letter (the “Commitment Letter”) with Bank of America, pursuant to which Bank of America has committed to provide senior secured credit facilities to us in an aggregate amount of $28,000 on terms substantially similar to the existing Credit Agreement, subject to various conditions. In connection with the acquisition, we also entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) in order to make certain amendments to allow for the consummation of the acquisition and the related transactions. Due to the timing of the closing, we have not completed the purchase accounting associated with the acquisition as of the date of this report.

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

Over the past 16 years, we’ve built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 47 DAS networks containing approximately 25,700 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.2 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also operate Wi-Fi and internet protocol television (“IPTV”) networks at 62 U.S. Army, Air Force, and Marine bases around the world.

We generate revenue from our wireless networks in several ways, including our DAS, small cells and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended June 30, 2018, DAS revenue accounted for approximately 37% of our revenue.

Military revenue, which is driven by military personnel who purchase broadband and IPTV services on military bases accounted for approximately 28% of our total revenue for the three months ended June 30, 2018. As of June 30, 2018, we have grown our military subscriber base to approximately 145,000, an increase of 10.7% over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 8% of our total revenue for the three months ended June 30, 2018. As of June 30, 2018, our retail subscriber base was approximately 153,000, a decrease of 21.5% over the prior year comparative period.

Our enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended June 30, 2018, wholesale Wi-Fi revenue accounted for approximately 23% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended June 30, 2018, advertising and other revenue accounted for approximately 4% of our revenue.

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

Adoption of ASC 606 using the modified retrospective method required us to record a cumulative effect adjustment, net of tax, to accumulated deficit and non-controlling interests of $3,257 and $69, respectively, on January 1, 2018. In addition, adoption of the standard resulted in the following changes to the condensed consolidated balance sheet as of January 1, 2018:

	January 1, 2018 (Per ASC 605)	Adjustment for Adoption	January 1, 2018 (Per ASC 606)
Accounts receivable, net	$26,148	$(1,069)	$25,079
Prepaid expenses and other current assets	$6,369	$170	$6,539
Other assets	$10,082	$(2,179)	$7,903
Deferred revenue, current	$61,708	$14,176	$75,884
Deferred revenue, net of current portion	$149,168	$(20,580)	$128,588

The below table summarizes the changes to our condensed consolidated balance sheet as of June 30, 2018 as a result of the adoption of ASC 606:

	June 30, 2018 (Per ASC 605)	Adjustment for Adoption	June 30, 2018 (Per ASC 606)
Accounts receivable, net	$37,955	$(511)	$37,444
Prepaid expenses and other current assets	$7,177	$23	$7,200
Other assets	$9,948	$(2,177)	$7,771
Deferred revenue, current	$67,128	$318	$67,446
Deferred revenue, net of current portion	$147,468	$(12,018)	$135,450
Non-controlling interests	$(54)	$1,626	$1,572

The below table summarizes the changes to our condensed consolidated statement of operations for the three months ended June 30, 2018 as a result of the adoption of ASC 606:

	Three Months Ended June 30, 2018 (Per ASC 605)	Adjustment for Adoption	Three Months Ended June 30, 2018 (Per ASC 606)
Revenue	$58,394	$1,207	$59,601
Income tax expense	$129	$(113)	$16
Non-controlling interests	$132	$263	$395

The below table summarizes the changes to our condensed consolidated statement of operations for the six months ended June 30, 2018 as a result of the adoption of ASC 606:

	Six Months Ended June 30, 2018 (Per ASC 605)	Adjustment for Adoption	Six Months Ended June 30, 2018 (Per ASC 606)
Revenue	$112,284	$5,476	$117,760
Income tax expense	$380	$(236)	$144
Non-controlling interests	$(707)	$1,558	$851

The changes to the condensed consolidated balance sheets as of January 1, 2018 and June 30, 2018 and the condensed consolidated statement of operations for the three and six months ended June 30, 2018 were primarily due to the following factors: (i) reclassification of unbilled receivables (contract assets) to a contra-liability account under ASC 606; and (ii) recognition of revenue related to our single performance obligation for our DAS contracts monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network under ASC 606 as compared to recognition of build-out fees for our DAS contracts monthly over the term of the estimated customer relationship period once the build-out is complete and minimum monthly access fees for our DAS contracts monthly over the term of the telecom operator agreement under ASC 605. The changes to the condensed consolidated balance sheet as of January 1, 2018 are reflected as non-cash changes within cash provided by operating activities in our condensed consolidated statement of cash flows for the six months ended June 30, 2018.

The following tables set forth our results of operations for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$59,601	$49,033	$117,760	$93,366
Costs and operating expenses:
Network access	24,088	21,105	50,653	40,512
Network operations	12,723	11,668	25,569	22,931
Development and technology	7,463	6,663	14,888	12,997
Selling and marketing	5,353	5,094	10,816	9,987
General and administrative	6,730	11,263	14,429	19,366
Amortization of intangible assets	668	910	1,395	1,821
Total costs and operating expenses	57,025	56,703	117,750	107,614
Income (loss) from operations	2,576	(7,670)	10	(14,248)
Interest and other expense, net	(50)	(46)	(129)	(42)
Income (loss) before income taxes	2,526	(7,716)	(119)	(14,290)
Income tax expense	16	141	144	340
Net income (loss)	2,510	(7,857)	(263)	(14,630)
Net income attributable to non-controlling interests	395	160	851	267
Net income (loss) attributable to common stockholders	$2,115	$(8,017)	$(1,114)	$(14,897)

(1)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited) (in thousands)
Network access	$10,134	$9,354	$23,721	$17,729
Network operations	4,314	4,131	8,570	8,286
Development and technology	2,568	2,270	5,076	4,465
General and administrative	246	259	501	519
Total(2)	$17,262	$16,014	$37,868	$30,999

(2)         The $1.2 million and $6.9 million increase in depreciation and amortization of property and equipment for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, respectively, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2017 and 2018.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited) (in thousands)
Network operations	$516	$562	$1,053	$1,108
Development and technology	314	280	592	550
Selling and marketing	393	639	866	1,065
General and administrative	1,723	2,807	3,561	4,609
Total(3)	$2,946	$4,288	$6,072	$7,332

(3)         Stock-based compensation expense decreased by $1.3 million for each the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, respectively. The decrease is primarily attributable to higher stock-based compensation expense recognized during the three months ended June 30, 2017 related to our performance-based restricted stock units (“RSU”). We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met and based upon the expected achievement levels. We capitalized $0.2 million and $0.4 million of stock-based compensation expense for each of the three and six months ended June 30, 2018 and 2017, respectively.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(4)	2018	2017(4)
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	40.4	43.0	43.0	43.4
Network operations	21.3	23.8	21.7	24.6
Development and technology	12.5	13.6	12.6	13.9
Selling and marketing	9.0	10.4	9.2	10.7
General and administrative	11.3	23.0	12.3	20.7
Amortization of intangible assets	1.1	1.9	1.2	2.0
Total costs and operating expenses	95.7	115.6	100.0	115.3
Income (loss) from operations	4.3	(15.6)	0.0	(15.3)
Interest and other expense, net	(0.1)	(0.1)	(0.1)	(0.0)
Income (loss) before income taxes	4.2	(15.7)	(0.1)	(15.3)
Income tax expense	0.0	0.3	0.1	0.4
Net income (loss)	4.2	(16.0)	(0.2)	(15.7)
Net income attributable to non-controlling interests	0.7	0.3	0.7	0.3
Net income (loss) attributable to common stockholders	3.5%	(16.4)%	(0.9)%	(16.0)%

(4)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Three Months ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,
	2018	2017(5)	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$21,885	$18,552	$3,333	18.0
Military	16,735	13,542	3,193	23.6
Wholesale—Wi-Fi	13,530	7,300	6,230	85.3
Retail	4,566	6,358	(1,792)	(28.2)
Advertising and other	2,885	3,281	(396)	(12.1)
Total revenue	$59,601	$49,033	$10,568	21.6

Key business metrics:
DAS nodes	25.7	20.3	5.4	26.6
Subscribers—military	145	131	14	10.7
Subscribers—retail	153	195	(42)	(21.5)
Connects	69,301	52,130	17,171	32.9

(5)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

DAS.  DAS revenue increased $3.3 million, or 18.0%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to a $3.0 million increase from new build-out projects in our managed and operated locations, which is inclusive of a $1.2 million increase resulting from the adoption of ASC 606 as of January 1, 2018, and a $0.3 million increase in access fees from our telecom operators.

Military.  Military revenue increased $3.2 million, or 23.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a $3.1 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 11.3% increase in the average monthly revenue per military subscriber in 2018 compared to 2017.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $6.2 million, or 85.3% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to a $4.5 million increase in partner usage based fees and a $1.7 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $1.8 million, or 28.2%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to a $0.9 million decrease in retail single-use revenue and a $0.9 million decrease in retail subscriber revenue.

Advertising and other.  Advertising and other revenue decreased $0.4 million or 12.1% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a $0.5 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended June 30,
	2018	2017	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$24,088	$21,105	$2,983	14.1
Network operations	12,723	11,668	1,055	9.0
Development and technology	7,463	6,663	800	12.0
Selling and marketing	5,353	5,094	259	5.1
General and administrative	6,730	11,263	(4,533)	(40.2)
Amortization of intangible assets	668	910	(242)	(26.6)
Total costs and operating expenses	$57,025	$56,703	$322	0.6

Network access. Network access costs increased $3.0 million, or 14.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase is primarily due to a $1.6 million increase in revenue share paid to venues in our managed and operated locations, a $0.8 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects and a $0.3 million increase in other direct cost of sales.

Network operations. Network operations expenses increased $1.1 million, or 9.0%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a $1.0 million increase in personnel related expenses and a $0.3 million increase in hardware and software maintenance expenses. The increases were partially offset by a $0.2 million decrease in other expenses.

Development and technology. Development and technology expenses increased $0.8 million, or 12.0%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a $0.3 million increase in depreciation expense related to our increased fixed assets and a $0.2 million increase in hardware and software maintenance expenses.

Selling and marketing. Selling and marketing expenses increased $0.3 million, or 5.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a $0.2 million increase in personnel related expenses.

General and administrative.  General and administrative expenses decreased $4.5 million, or 40.2%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to a $2.8 million settlement expense accrual recorded during the three months ended June 30, 2017 that did not reoccur in 2018, a $1.0 million decrease in stock-based compensation expense, and a $0.7 million decrease in professional fees and consulting expenses.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.2 million, or 26.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to certain intangible assets that became fully amortized during 2017 and 2018.

Interest and Other Expense, Net

There were no significant changes in interest and other expense, net, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. During each of the three months ended June 30, 2018 and 2017, we capitalized $0.2 million of interest expense.

Income Tax Expense

There were no significant changes in income tax expense and our effective tax rate for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Non-controlling Interests

Non-controlling interests increased $0.2 million, or 146.9% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Non-controlling interests for the three months ended June 30, 2018 includes an increase of $0.3 million resulting from the adoption of ASC 606 as of January 1, 2018.

Net Income (Loss) Attributable to Common Stockholders

Our net income attributable to common stockholders for the three months ended June 30, 2018 increased $10.1 million from a net loss attributable to common stockholders for the three months ended June 30, 2017, due to the $10.6 million increase in revenues, which were partially offset by the $0.3 million increase in costs and operating expenses and the $0.2 million increase in non-controlling interests. Our diluted net income per share increased primarily as a result of the increase in our net income.

Six Months ended June 30, 2018 and 2017

Revenue

	Six Months Ended June 30,
	2018	2017(6)	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$45,530	$34,808	$10,722	30.8
Military	32,589	26,083	6,506	24.9
Wholesale—Wi-Fi	24,679	14,131	10,548	74.6
Retail	9,876	12,773	(2,897)	(22.7)
Advertising and other	5,086	5,571	(485)	(8.7)
Total revenue	$117,760	$93,366	$24,394	26.1

Key business metrics:
DAS nodes	25.7	20.3	5.4	26.6
Subscribers—military	145	131	14	10.7
Subscribers—retail	153	195	(42)	(21.5)
Connects	135,202	95,207	39,995	42.0

(6)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

DAS.  DAS revenue increased $10.7 million, or 30.8%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to a $10.2 million increase from new build-out projects in our managed and operated locations, which is inclusive of a $5.5 million increase resulting from the adoption of ASC 606 as of January 1, 2018, and a $0.5 million increase in access fees from our telecom operators.

Military.  Military revenue increased $6.5 million, or 24.9%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to a $6.7 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 13.5% increase in the average monthly revenue per military subscriber in 2018 compared to 2017. The increase was partially offset by a $0.2 million decrease in military single-use revenue.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $10.5 million, or 74.6% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to a $6.9 million increase in partner usage based fees and a $3.6 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $2.9 million, or 22.7%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to a $1.6 million decrease in retail single-use revenue and a $1.3 million decrease in retail subscriber revenue.

Advertising and other.  Advertising and other revenue decreased $0.5 million, or 8.7% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a $0.6 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$50,653	$40,512	$10,141	25.0
Network operations	25,569	22,931	2,638	11.5
Development and technology	14,888	12,997	1,891	14.5
Selling and marketing	10,816	9,987	829	8.3
General and administrative	14,429	19,366	(4,937)	(25.5)
Amortization of intangible assets	1,395	1,821	(426)	(23.4)
Total costs and operating expenses	$117,750	$107,614	$10,136	9.4

Network access. Network access costs increased $10.1 million, or 25.0%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase is due to a $6.0 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects, a $3.1 million increase in revenue share paid to venues in our managed and operated locations, a $0.6 million increase in other direct cost of sales, and a $0.4 million increase from customer usage at partner venues.

Network operations. Network operations expenses increased $2.6 million, or 11.5%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a $1.9 million increase in personnel related expenses, a $0.8 million increase in hardware and software maintenance expenses, a $0.4 million increase in network maintenance expenses, and a $0.3 million increase in depreciation expenses. The increases were partially offset by a $0.3 million decrease in consulting expenses and a $0.5 million decrease in other expenses.

Development and technology. Development and technology expenses increased $1.9 million, or 14.5%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a $0.6 million increase in depreciation expense related to our increased fixed assets, a $0.5 million increase in personnel related expenses, a $0.3 million increase in hardware and software maintenance expenses, and a $0.2 million increase in cloud computing expenses.

Selling and marketing. Selling and marketing expenses increased $0.8 million, or 8.3%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a $0.4 million increase in personnel related expenses and a $0.2 million increase in consulting expenses.

General and administrative.  General and administrative expenses decreased $4.9 million, or 25.5%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a $2.8 million settlement expense accrual recorded during the six months ended June 30, 2017 that did not reoccur in 2018, a $1.4 million decrease in professional fees and consulting expenses, and a $0.5 million decrease in personnel related expenses, which was primarily due to the decrease in stock-based compensation expense.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.4 million, or 23.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to certain intangible assets that became fully amortized during 2017 and 2018.

Interest and Other Expense, Net

There were no significant changes in interest and other expense, net, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, we capitalized $0.3 million and $0.4 million, respectively, of interest expense.

Income Tax Expense

Income tax expense decreased $0.2 million, or 57.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Our effective tax rate increased from 2.4% for the six months ended June 30, 2017 to 121.0% for the six months ended June 30, 2018. Or effective tax rate differs from the statutory rate primarily due to our valuation allowance for the six months ended June 30, 2018 and 2017 and foreign tax expense for the six months ended June 30, 2018. Income tax expense for the six months ended June 30, 2018 includes a decrease of $0.2 million resulting from the adoption of ASC 606 as of January 1, 2018.

Non-controlling Interests

Non-controlling interests increased $0.6 million, or 218.7% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Non-controlling interests for the six months ended June 30, 2018 includes an increase of $1.6 million resulting from the adoption of ASC 606 as of January 1, 2018, which was partially offset by increased depreciation expense related to our increased fixed assets for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the six months ended June 30, 2018 decreased $13.8 million as compared to the six months ended June 30, 2017, primarily due to the $24.4 million increase in revenues, which was partially offset by the $10.1 million increase in costs and operating expenses and the $0.6 million increase in non-controlling interests. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

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

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                       Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States (“GAAP”) financial measures to supplement their GAAP results; and

•                       it is useful to exclude (i) non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards and (ii) settlement expense related to our claim from one of our venue partners because it represents non-recurring charges and is not indicative of the underlying performance of our business operations.

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

The following provides a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(7)	2018	2017(7)
	(unaudited)
	(in thousands)
Net income (loss) attributable to common stockholders	$2,115	$(8,017)	$(1,114)	$(14,897)
Depreciation and amortization of property and equipment	17,262	16,014	37,868	30,999
Stock-based compensation expense	2,946	4,288	6,072	7,332
Amortization of intangible assets	668	910	1,395	1,821
Income tax expense	16	141	144	340
Interest and other expense, net	50	46	129	42
Non-controlling interests	395	160	851	267
Settlement expense	—	2,807	—	2,807
Adjusted EBITDA	$23,452	$16,349	$45,345	$28,711

(7)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Adjusted EBITDA was $23.5 million for the three months ended June 30, 2018, an increase of 43.4% from $16.3 million recorded in the three months ended June 30, 2017. As a percent of revenue, Adjusted EBITDA was 39.3% for the three months ended June 30, 2018, up from 33.3% of revenue for the three months ended June 30, 2017. The Adjusted EBITDA increase was due primarily to the $10.1 million increase in our net income attributable to common stockholders, the $1.0 million increase in depreciation and amortization expense, and the $0.2 million increase in non-controlling interests for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The changes were partially offset by the $2.8 million decrease in settlement expense accrual recorded during the three months ended June 30, 2017 that did not reoccur in 2018 and the $1.3 million decrease in stock-based compensation expense.

Adjusted EBITDA was $45.3 million for the six months ended June 30, 2018, an increase of 57.9% from $28.7 million recorded in the six months ended June 30, 2017. As a percent of revenue, Adjusted EBITDA was 38.5% for the six months ended June 30, 2018, up from 30.8% of revenue for the six months ended June 30, 2017. The Adjusted EBITDA increase was due primarily to the $13.8 million decrease in our net loss attributable to common stockholders, the $6.4 million increase in depreciation and amortization expense and the $0.6 million increase in non-controlling interests for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The changes were partially offset by the $2.8 million decrease in settlement expense accrual recorded during the six months ended June 30, 2017 that did not reoccur in 2018 and the $1.3 million decrease in stock-based compensation expense.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of June 30, 2018 consisted of $12.9 million of cash and cash equivalents and $69.8 million available for borrowing under our credit facility, $8.3 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the six months ended June 30, 2018 were $42.9 million, of which $31.2 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

We have entered into a Credit Agreement (the “Credit Agreement”) and related agreements, as amended with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $69.8 million with an option to increase the available amount to $86.5 million upon the satisfaction of certain conditions (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Both the Term Loan and Revolving Line of Credit mature on November 21, 2018 and the Term Loan requires quarterly payments of interest and principal. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear, at our election, a variable interest at LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year and we will pay a fee of 0.375% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of June 30, 2018, $0.4 million was outstanding under the Term Loan and there were no amounts outstanding under the Revolving Line of Credit. The interest rate for our Credit Facility for the six months ended June 30, 2018 ranged from 4.2% to 4.8%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control. The Credit Agreement expires in November 2018 and we are currently working with various financial institutions on executing a new credit agreement. Market conditions in the U.S. credit markets may negatively impact our ability to execute the new credit agreement on favorable terms upon expiration of the Credit Agreement.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of June 30, 2018 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of June 30, 2018 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

In August 2018, we acquired the assets of Elauwit Networks, LLC (“Elauwit”) for $28.0 million plus other contingent consideration. Elauwit provides data and video services to 220 multi-unit dwelling properties including student housing, condominiums, apartments, senior living, and hospitality industries throughout the U.S. In addition, Elauwit builds and maintains the network that supports these services for property owners and managers and provides support for residents and employees. We funded a substantial portion of the closing purchase price from the Company’s existing Credit Agreement. Additionally, the Company entered into a commitment letter (the “Commitment Letter”) with Bank of America, pursuant to which Bank of America has committed to provide senior secured credit facilities to us in an aggregate amount of $28.0 million on terms substantially similar to the existing Credit Agreement, subject to various conditions. In connection with the acquisition, we also entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) in order to make certain amendments to allow for the consummation of the acquisition and the related transactions. Due to the timing of the closing, we have not completed the purchase accounting associated with the acquisition as of the date of this report.

We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2018 will range from $25.0 million to $35.0 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2018 capital expenditures will be used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues and to build out residential broadband and IPTV networks for troops stationed on military bases pursuant to our contracts with the U.S. government. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into other acquisitions of complementary businesses, applications or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the six months ended June 30:

	2018	2017
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$32,764	$47,353
Net cash used in investing activities	(42,918)	(33,067)
Net cash used in financing activities	(3,048)	(11,434)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2018, we generated $32.8 million of net cash from operating activities, a decrease of $14.6 million from the prior year comparative period. The decrease is primarily due to a $33.5 million change in our operating assets and liabilities, which is primarily driven by a lower rate of cash collections and invoicing for our DAS build-out projects, a $1.3 million decrease in stock-based compensation expenses, and a $0.3 million decrease in impairment loss and loss on disposal of fixed assets, net during the six months ended June 30, 2018.  The changes were partially offset by a $14.4 million decrease in our net loss and a $6.4 million increase in depreciation and amortization expenses primarily related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development.

Net Cash Used in Investing Activities

For the six months ended June 30, 2018, we used $42.9 million in investing activities, an increase of $9.9 million from the prior year comparative period. The increase is due to a $11.0 million increase in purchases of property and equipment, which was partially offset by $1.2 million of cash paid for a caching technology intangible asset in 2017.

Net Cash Used in Financing Activities

For the six months ended June 30, 2018, we used $3.0 million of cash in financing activities, a decrease of $8.4 million from the prior year comparative period. This decrease is due to a $10.2 million decrease in payments on our Credit Facility and a $4.8 million increase in proceeds from exercise of stock options. The changes were partially offset by a $5.1 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period, a $1.0 million increase in cash paid for our capital leases and notes payable, and a $0.5 million increase in cash payments to our non-controlling interests.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of June 30, 2018:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$44,713	$9,669	$16,110	$10,372	$8,562
Operating leases for office space(2)	27,457	3,450	6,616	6,787	10,604
Open purchase commitments(3)	21,848	21,429	419	—	—
Credit Facility(4)	438	438	—	—	—
Capital leases and notes payable for equipment and software(5)	14,788	6,852	7,936	—	—
Total	$109,244	$41,838	$31,081	$17,159	$19,166

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the contract.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of June 30, 2018 as we have not received the related goods or services.

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the six months ended June 30, 2018 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three-month period. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of June 30, 2018 would not have a material impact on net income (loss) and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended June 30, 2018 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2018, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Items 2, 3 and 4 are not applicable and have been omitted.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

10.1	Asset Purchase Agreement, dated August 1, 2018, by and among Boingo Wireless, Inc., Boingo MDU, LLC, Elauwit Networks, LLC, Daniel McDonough, Jr., Barry Rubens and Taylor Jones and, solely with respect to Article VII, Elauwit, LLC and DragonRider Enterprises, LLC.	8-K	08/02/2018	10.1

10.2	Amendment to Credit Agreement among the Company, Bank of America, N.A., Silicon Valley Bank, and Citizens Bank, N.A. and certain other parties thereto.	8-K	08/02/2018	10.2

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: August 6, 2018	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: August 6, 2018	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer