Form 10-Q
period 2018-09-30
BOINGO WIRELESS INC
filed 2018-11-05
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 42,510,830 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$12,627	$26,685
Restricted cash	549	—
Accounts receivable, net	30,659	26,148
Prepaid expenses and other current assets	9,013	6,369
Total current assets	52,848	59,202
Property and equipment, net	297,930	262,359
Goodwill	59,566	42,403
Intangible assets, net	20,358	10,263
Other assets	7,999	10,082
Total assets	$438,701	$384,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,764	$11,589
Accrued expenses and other liabilities	54,710	42,405
Deferred revenue	78,825	61,708
Current portion of long-term debt	15,219	875
Current portion of capital leases and notes payable	6,969	5,771
Total current liabilities	184,487	122,348
Deferred revenue, net of current portion	127,911	149,168
Long-term portion of capital leases and notes payable	6,361	6,747
Deferred tax liabilities	1,006	1,004
Other liabilities	7,183	6,012
Total liabilities	326,948	285,279

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 42,478 and 40,995 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	241,369	230,679
Accumulated deficit	(130,346)	(131,967)
Accumulated other comprehensive loss	(1,455)	(898)
Total common stockholders’ equity	109,572	97,818
Non-controlling interests	2,181	1,212
Total stockholders’ equity	111,753	99,030
Total liabilities and stockholders’ equity	$438,701	$384,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$65,253	$53,655	$183,013	$147,021
Costs and operating expenses:
Network access	29,273	24,143	79,926	64,655
Network operations	13,260	11,625	38,829	34,556
Development and technology	7,995	6,817	22,883	19,814
Selling and marketing	5,674	5,201	16,490	15,188
General and administrative	7,789	8,006	22,218	27,372
Amortization of intangible assets	1,112	852	2,507	2,673
Total costs and operating expenses	65,103	56,644	182,853	164,258
Income (loss) from operations	150	(2,989)	160	(17,237)
Interest and other expense, net	(22)	(84)	(151)	(126)
Income (loss) before income taxes	128	(3,073)	9	(17,363)
Income tax expense	54	167	198	507
Net income (loss)	74	(3,240)	(189)	(17,870)
Net income attributable to non-controlling interests	596	210	1,447	477
Net loss attributable to common stockholders	$(522)	$(3,450)	$(1,636)	$(18,347)

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.09)	$(0.04)	$(0.46)
Diluted	$(0.01)	$(0.09)	$(0.04)	$(0.46)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	42,377	40,336	41,890	39,468
Diluted	42,377	40,336	41,890	39,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$74	$(3,240)	$(189)	$(17,870)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(219)	64	(490)	40
Comprehensive loss	(145)	(3,176)	(679)	(17,830)
Comprehensive income attributable to non-controlling interest	609	185	1,514	459
Comprehensive loss attributable to common stockholders	$(754)	$(3,361)	$(2,193)	$(18,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030
Issuance of common stock under stock incentive plans	758	—	4,228	—	—	—	4,228
Shares withheld for taxes	—	—	(6,340)	—	—	—	(6,340)
Stock-based compensation expense	—	—	3,312	—	—	—	3,312
Cumulative effect of a change in accounting principle	—	—	—	3,257	—	69	3,326
Net (loss) income	—	—	—	(3,229)	—	456	(2,773)
Other comprehensive loss	—	—	—	—	(1)	(3)	(4)
Balance at March 31, 2018	41,753	4	231,879	(131,939)	(899)	1,734	100,779
Issuance of common stock under stock incentive plans	500	—	4,227	—	—	—	4,227
Shares withheld for taxes	—	—	(1,246)	—	—	—	(1,246)
Stock-based compensation expense	—	—	3,152	—	—	—	3,152
Non-controlling interest distributions	—	—	—	—	—	(614)	(614)
Net income	—	—	—	2,115	—	395	2,510
Other comprehensive (loss) income	—	—	—	—	(324)	57	(267)
Balance at June 30, 2018	42,253	4	238,012	(129,824)	(1,223)	1,572	108,541
Issuance of common stock under stock incentive plans	225	—	1,309	—	—	—	1,309
Shares withheld for taxes	—	—	(1,315)	—	—	—	(1,315)
Stock-based compensation expense	—	—	3,363	—	—	—	3,363
Net (loss) income	—	—	—	(522)	—	596	74
Other comprehensive (loss) income	—	—	—	—	(232)	13	(219)
Balance at September 30, 2018	42,478	$4	$241,369	$(130,346)	$(1,455)	$2,181	$111,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(189)	$(17,870)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	56,769	49,244
Amortization of intangible assets	2,507	2,673
Impairment loss and loss on disposal of fixed assets, net	198	442
Stock-based compensation	9,227	11,016
Change in deferred income taxes	—	305
Bad debt expense	301	88
Other	—	51
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,596)	3,804
Prepaid expenses and other assets	(209)	(1,816)
Accounts payable	2,041	(1,330)
Accrued expenses and other liabilities	3,557	6,920
Deferred revenue	(1,772)	13,897
Net cash provided by operating activities	70,834	67,424
Cash flows from investing activities
Purchases of property and equipment	(72,531)	(54,691)
Payments for asset acquisitions	(22,052)	(1,150)
Net cash used in investing activities	(94,583)	(55,841)
Cash flows from financing activities
Proceeds from credit facility	15,000	—
Principal payments on credit facility	(656)	(10,875)
Proceeds from exercise of stock options	9,764	7,993
Payments of capital leases and notes payable	(4,362)	(2,952)
Payments of withholding tax on net issuance of restricted stock units	(8,901)	(3,480)
Payments to non-controlling interests	(614)	(125)
Net cash provided by (used in) financing activities	10,231	(9,439)
Effect of exchange rates on cash	9	5
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,509)	2,149
Cash, cash equivalents, and restricted cash at beginning of period	26,685	19,485
Cash, cash equivalents, and restricted cash at end of period	$13,176	$21,634
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$35,458	$19,438
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$5,068	$2,141
Capitalized stock-based compensation included in property and equipment costs	$600	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems (“DAS”) or small cells, which are cellular extension networks, multifamily, carrier offload, Wi-Fi roaming, value-added services, private label Wi-Fi, and location-based services. Retail products include Wi-Fi services for military servicemen and women living in the barracks of U.S. Army, Air Force and Marine bases around the world, and Wi-Fi subscriptions and day passes that provide access to over 1.2 million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers, global consumer brands, and property owners, as well as troops stationed at military bases and Internet savvy consumers on the go.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 contained in our annual report on Form 10-K filed with the SEC on March 12, 2018. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and nine months ended September 30, 2018 and 2017, our cash flows for the nine months ended September 30, 2018 and 2017, and our financial position as of September 30, 2018. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Adoption of ASC 606 using the modified retrospective method required us to record a cumulative effect adjustment, net of tax, to accumulated deficit and non-controlling interests of $3,257 and $69, respectively, on January 1, 2018. In addition, adoption of the standard resulted in the following changes to the condensed consolidated balance sheet as of January 1, 2018:

	January 1, 2018 (Per ASC 605)	Adjustment for Adoption	January 1, 2018 (Per ASC 606)
Accounts receivable, net	$26,148	$(1,069)	$25,079
Prepaid expenses and other current assets	$6,369	$170	$6,539
Other assets	$10,082	$(2,179)	$7,903
Deferred revenue, current	$61,708	$14,176	$75,884
Deferred revenue, net of current portion	$149,168	$(20,580)	$128,588

The below table summarizes the changes to our condensed consolidated balance sheet as of September 30, 2018 as a result of the adoption of ASC 606:

	September 30, 2018 (Per ASC 605)	Adjustment for Adoption	September 30, 2018 (Per ASC 606)
Accounts receivable, net	$31,367	$(708)	$30,659
Prepaid expenses and other current assets	$8,522	$491	$9,013
Other assets	$10,213	$(2,214)	$7,999
Deferred revenue, current	$79,738	$(913)	$78,825
Deferred revenue, net of current portion	$140,040	$(12,129)	$127,911
Non-controlling interests	$228	$1,953	$2,181

The below table summarizes the changes to our condensed consolidated statement of operations for the three months ended September 30, 2018 as a result of the adoption of ASC 606:

	Three Months Ended September 30, 2018 (Per ASC 605)	Adjustment for Adoption	Three Months Ended September 30, 2018 (Per ASC 606)
Revenue	$63,884	$1,369	$65,253
Income tax expense	$258	$(204)	$54
Non-controlling interests	$270	$326	$596

The below table summarizes the changes to our condensed consolidated statement of operations for the nine months ended September 30, 2018 as a result of the adoption of ASC 606:

	Nine Months Ended September 30, 2018 (Per ASC 605)	Adjustment for Adoption	Nine Months Ended September 30, 2018 (Per ASC 606)
Revenue	$176,168	$6,845	$183,013
Income tax expense	$638	$(440)	$198
Non-controlling interests	$(437)	$1,884	$1,447

The changes to the condensed consolidated balance sheets as of January 1, 2018 and September 30, 2018 and the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 were primarily due to the following factors: (i) reclassification of unbilled receivables (contract assets) to a contra-liability account under ASC 606; and (ii) recognition of revenue related to our single performance obligation for our DAS contracts monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network under ASC 606 as compared to recognition of build-out fees for our DAS contracts monthly over the term of the estimated customer relationship period once the build-out is complete and minimum monthly access fees for our DAS contracts monthly over the term of the telecom operator agreement under ASC 605. The changes to the condensed consolidated balance sheet as of January 1, 2018 are reflected as non-cash changes within cash provided by operating activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

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

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Revenue:
DAS	$24,410	$21,755	$69,940	$56,563
Military/multifamily	21,745	13,946	54,334	40,029
Wholesale—Wi-Fi	11,749	8,307	36,428	22,438
Retail	4,088	6,234	13,964	19,007
Advertising and other	3,261	3,413	8,347	8,984
Total revenue	$65,253	$53,655	$183,013	$147,021

(1)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Restricted cash

Restricted cash consists of collateralized money market accounts securing our standby letters of credit issued to our venue partners. At September 30, 2018, we had $549 classified as short-term restricted cash as the letters of credit expire within the next five months.

Revenue recognition

We generate revenue from several sources including: (i) DAS customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (ii) military and retail customers under subscription plans for month-to-month network access that automatically renew, and military and retail single-use access from sales of hourly, daily or other single-use access plans, (iii) arrangements with property owners for multifamily properties that provide for network installation and monthly Wi-Fi services and support to the residents and employees, (iv) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (v) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided. We generally recognize revenue on a gross basis as we are primarily responsible for fulfilling the promises to provide the specified goods or services, we are responsible for paying all costs related to the goods or services before they have been transferred to the customer, and we have discretion in establishing prices for the specified goods or services. Revenue is presented net of any sales and value added taxes.

Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days for non-recurring payments, the first day of the monthly or quarterly billing cycle for recurring payments for DAS and wholesale Wi-Fi contracts, and the first day of the month prior to the month that services are provided for multifamily contracts. We apply a practical expedient for purposes of determining whether a significant financing component may exist for our contracts if, at contract inception, we expect that the period between when we transfer the promised good or service to the customer and when the customer pays for that good or service will be one year or less. In instances where the customer pays for a good or service one year or more in advance of the period when we transfer the promised good or service to the customer, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is not to receive financing from our customers or to provide customers with financing but rather to maximize our profitability on the customer contract. Specifically, inclusion of non-refundable upfront fees in our long-term customer contracts increases the likelihood that the customer will be committed through the end of the contractual term and ensures recoverability of the capital outlay that we incur in expectation of the customer fulfilling its contractual obligations. We may also provide service credits to our customers if we fail to meet contractual monthly system uptime requirements and we account for the variable consideration related to these service credits using the most likely amount method.

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

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS, multifamily, and wholesale Wi-Fi contracts in our consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our wholesale Wi-Fi contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing. Our multifamily contracts can be presented as either contract liabilities or contract assets primarily as a result of timing of invoicing for the network installations.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three and nine months ended September 30, 2018 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

DAS

We enter into long-term contracts with telecom operators at our managed and operated locations. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our DAS customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS or small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We believe that a material right generally does not exist for our DAS customer contracts that contain renewal options considering the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain the exclusive DAS service provider at the venue. Our contracts also provide our DAS customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation as the cost of the additional future services will depend entirely on the market rate of such services at the time such services are requested and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal. Periodically, we install and sell DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

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

Military and retail

Military and retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign-up for our subscription or single-use Wi-Fi network access services. Our military and retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi services, together with performance of standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi network. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our military and retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is cancellable within 5 days’ notice prior to the end of the then current term by either party.

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

Multifamily

We enter into long-term contracts with property owners. The initial term of our contracts with property owners generally range from three to five years and the contracts may contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our customer contracts generally contain two performance obligations: (i) install the network required to provide Wi-Fi services; and (ii) provide Wi-Fi services and technical support to the residents and employees. Our contracts may also provide our property owners with the option to renew the agreement. This option is not considered to provide the property owner with a material right that should be accounted for as a separate performance obligation because the property owner would not receive a discount if they decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

Our contract fee structure includes a network installation fee and recurring Wi-Fi service and support fees. The network installation fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or installation milestones are achieved. We generally estimate variable consideration for unpriced change orders using the most likely amount method based on the expected price for those services. If network installations are not completed by specified dates, we may be subject to network installation penalties. We estimate the variable consideration for our network installation fees using the most likely amount method based on the amount of network installation penalties we expect to incur. Title to the network generally transfers to the property owner once installation is completed and the network has been accepted. We generally recognize revenue related to our network installation performance obligation using a cost-to-cost method over the network installation period.  We may provide latent defect warranties for materials and installation labor services related to our network installation services. Our warranty obligations are generally not accounted for as separate performance obligations as warranties cannot be separately purchased and warranties do not provide a service in addition to the assurance that the network will function as expected.

The recurring fees commence once the network is launched with recurring fees generally based upon a fixed or variable occupancy rate. The recurring Wi-Fi service fees may be adjusted prospectively for changes in circuit and/or video content costs, and Wi-Fi support fees may escalate on an annual basis. We estimate the variable consideration for our recurring fees using the expected value method with the exception of the variable consideration related to actual occupancy rates, which we record when we have the contractual right to bill. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations. We recognize revenue related to the recurring fees on a monthly basis over the contract term as the Wi-Fi services and support is rendered, and the performance obligation is satisfied.

Wholesale Wi-Fi

We enter into long-term contracts with enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. We also enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. The initial term of our contracts with wholesale Wi-Fi customers generally range from one to three years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our wholesale Wi-Fi customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers’ end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal. Periodically, we install and sell Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Company had $(1,455) and $(898), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of September 30, 2018 and December 31, 2017 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximates fair value due to the short-term nature of these financial instruments. As of September 30, 2018 and December 31, 2017, the carrying amount reflected in the accompanying condensed consolidated balance sheets for current portion of capital leases and notes payable and long-term portion of capital leases and notes payable approximate fair value (Level 2) based on the variable nature of the interest rates and lack of significant change in our credit risk.

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. We are currently evaluating the expected impact of this new standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months on the balance sheet. Under the new guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We have selected January 1, 2019 as our effective date. ASU 2016-02 provided for the adoption of the new leases standard using a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet selected a transition method. We are completing the assessment stage of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources and engaged a third-party service provider to assist in the evaluation and implementation. While we continue to assess all impacts under the new standard, there may be a significant impact on our consolidated balance sheet from the adoption of this new standard related to lease assets and liabilities for our operating leases.

3. Acquisitions

Elauwit Networks, LLC

On August 1, 2018, we acquired the assets of Elauwit Networks, LLC (“Elauwit”) for $28,000 plus other contingent consideration. Elauwit provides data and video services to 220 multi-unit dwelling properties including student housing, condominiums, apartments, senior living, and hospitality industries throughout the U.S. In addition, Elauwit builds and maintains the network that supports these services for property owners and managers and provides support for residents and employees.

The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $29,841, which includes contingent consideration fair valued at $1,265. At the closing date, we paid cash of $15,576. $13,000 of the purchase price was held back for the following: (i) $11,000 held back for third-party consents not obtained at closing for certain customer agreements, which will be released as Elauwit delivers third-party consents with respect to such customer agreements; and (ii) a $2,000 indemnification holdback that is being retained for a period of 12 months following the closing of the acquisition. As of September 30, 2018, we paid $6,476 of the amounts held back for third-party consents, and we paid an additional $2,572 for amounts held back for third-party consents in October 2018. We expect to pay the remainder of the amounts held back for third-party consents within the next one year period. The contingent consideration could require payments in the aggregate amount of up to $15,000 that would be due and payable subject to certain conditions and the successful achievement of annual revenue targets for the acquired business during the 2018, 2019, and 2020 fiscal years. The contingent consideration is subject to acceleration under certain corporate events.

The fair value of the contingent consideration is based on Level 3 inputs. Further changes in the fair value of the contingent consideration will be recorded through operating income (loss). The contingent consideration was valued at the date of acquisition using the Monte Carlo method reflecting the average expected monthly revenue, an annual risk-free rate of 2.78%, and an annual revenue volatility rate of 40%.

The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, and loss-of-revenue methods using discount rates ranging from 8.0% to 21.0% and a 1.0% royalty rate, where applicable. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is deductible for tax purposes. The goodwill arising from the Elauwit acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Elauwit with us.

The amortizable intangible assets are being amortized straight-line over their estimated useful lives. The following summarizes the preliminary purchase price allocation:

	Estimated Fair Value	Weighted Average Estimated Useful Life (years)
Consideration:
Cash paid	$15,576
Holdback consideration	13,000
Contingent consideration	1,265
Total consideration	$29,841
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$4,494
Prepaid expenses and other current assets	1,796
Property and equipment	195
Other non-current assets	177
Accounts payable	(2,049)
Accrued expenses and other liabilities	(232)
Deferred revenue	(4,036)
Other non-current liabilities	(307)
Net tangible assets acquired	38
Backlog	7,030	5.0
Customer relationships	2,490	10.0
Partner relationships	1,200	10.0
Transition services agreement	540	2.0
Non-compete agreement	1,380	3.0
Goodwill	17,163
Total purchase price	$29,841

The following table presents the unaudited results of Elauwit included in the Company’s revenue and net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Revenue	$5,082	$—	$5,082	$—
Net loss	(571)	—	(571)	—

Pro forma results (Unaudited)

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2018 and 2017 as if the acquisition of Elauwit had occurred on January 1, 2017 and therefore includes Elauwit’s revenue and net income (loss), as adjusted, for those periods. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2017. Acquisition transaction costs have been excluded from the pro forma net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(2)	2018	2017(2)
	(Unaudited)
Revenue	$67,917	$59,939	$200,885	$166,078
Net income (loss)	104	(3,691)	(1,221)	(19,116)
Net loss attributable to common stockholders	(492)	(3,901)	(2,668)	(19,593)

Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.10)	$(0.06)	$(0.50)
Diluted	$(0.01)	$(0.10)	$(0.06)	$(0.50)

(2)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

4. Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	September 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$10,345	$24,430
Money market accounts	2,282	2,255
Total cash and cash equivalents	$12,627	$26,685

Our money market account assets are measured at fair value on a recurring basis utilizing Level 1 inputs.

5. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	September 30, 2018	December 31, 2017
Leasehold improvements	$433,130	$418,023
Software	49,675	42,281
Construction in progress	46,649	27,291
Computer equipment	13,666	13,245
Furniture, fixtures and office equipment	1,866	1,806
Total property and equipment	544,986	502,646
Less: accumulated depreciation and amortization	(247,056)	(240,287)
Total property and equipment, net	$297,930	$262,359

During the nine months ended September 30, 2018, we disposed of certain property and equipment as a result of significant upgrades made to our DAS and Wi-Fi networks.

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under capital leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Network access	$11,531	$11,625	$35,252	$29,354
Network operations	4,447	3,987	13,017	12,273
Development and technology	2,664	2,375	7,740	6,840
General and administrative	259	258	760	777
Total depreciation and amortization of property and equipment	$18,901	$18,245	$56,769	$49,244

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accrued construction in progress	$14,562	$12,661
Accrued customer liabilities	12,732	7,100
Holdback consideration	6,524	—
Revenue share	5,012	5,506
Salaries and wages	4,140	5,066
Accrued taxes	2,688	1,897
Accrued partner network	1,784	1,799
Accrued professional fees	1,295	1,979
Other	5,973	6,397
Total accrued expenses and other liabilities	$54,710	$42,405

7. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net, contract liability, net, and receivables balances from contracts with customers for the nine months ended September 30, 2018 are as follows:

	Contract assets, net	Contract liabilities, net
Balance at January 1, 2018	$798	$204,472
Balance at September 30, 2018	911	206,736
Change	$113	$2,264

The current and non-current portions of our contract assets, net are included within prepaid expenses and other current assets and other assets, respectively, and current and non-current portions of our contract liabilities, net are included within deferred revenue and deferred revenue, net of current portion, respectively, in our condensed consolidated balance sheets. Contract assets, net are generated from our multifamily and wholesale Wi-Fi contracts and the change in the contract assets, net balance includes activity related to amounts acquired from the Elauwit acquisition and amounts invoiced offset by revenue recognized from performance obligations satisfied in the current reporting period.

Contract liabilities are recorded when fees are collected or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to amounts acquired from the Elauwit acquisition and customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three and nine months ended September 30, 2018 include the following:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amounts included in the beginning of period contract liability balance	$16,572	$66,864
Amounts associated with performance obligations satisfied in previous periods	67	257

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $191,458. We expect to recognize this revenue as service is provided over the remaining contract term. As of September 30, 2018, our DAS contracts have a remaining duration of less than one year to sixteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $9,439. We expect to recognize this revenue as service is provided over the remaining contract term. As of September 30, 2018, our wholesale Wi-Fi contracts have a remaining duration of less than one year to sixteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our multifamily customers and monthly service contracts.

8. Income taxes

Income tax expense of $54 and $167 reflects an effective tax rate of 42.2% and 5.4% for the three months ended September 30, 2018 and 2017, respectively. Income tax expense of $198 and $507 reflects an effective tax rate of 2,200.0% and 2.9% for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and nine months ended September 30, 2018 and 2017 as well as minimum state taxes and foreign tax expense for the three and nine months ended September 30, 2018.

We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period to resolve. We are subject to taxation in the United States and in various states. Our tax years 2015 and forward are subject to examination by the IRS and our tax years 2013 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income. We are currently subject to examination by the IRS for our 2015 tax year. Although the ultimate outcome is unknown, we believe that any adjustments that may result from examination is not likely to have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.

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

As of September 30, 2018 and December 31, 2017, $15,000 and $0, respectively, was outstanding under the Revolving Line of Credit. In October 2018, the Company repaid the $15,000 outstanding balance under the Revolving Line of Credit. As of September 30, 2018 and December 31, 2017, $219 and $875, respectively, was outstanding under the Term Loan. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the Credit Agreement term such that it is repaid in full on the maturity date of November 21, 2018. We are currently working with various financial institutions on executing a new credit agreement.

On August 1, 2018, the Company entered into a commitment letter (the Commitment Letter”) with Bank of America, pursuant to which Bank of America has committed to provide senior secured credit facilities (the “Senior Credit Facility”) to us in an aggregate amount of $28,000 on terms substantially similar to the existing Credit Agreement, subject to various conditions. In connection with the Elauwit acquisition, we also entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) in order to make certain amendments to allow for the consummation of the Elauwit acquisition and the related transactions.

Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control. We are subject to customary financial and non-financial covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all financial covenants as of September 30, 2018.

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs are included in interest and other expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. Amortization and interest expense capitalized during the three and nine months ended September 30, 2018 amounted to $274 and $575, respectively. Amortization and interest expense capitalized during the three and nine months ended September 30, 2017 amounted to $159 and $585, respectively. Amortization and interest expense expensed during the three and nine months ended September 30, 2018 amounted to $8 and $58, respectively. Amortization and interest expense expensed during the three and nine months ended September 30, 2017 amounted to $36 and $144, respectively. The interest rate for our Credit Facility for the nine months ended September 30, 2018 ranged from 4.2% to 4.8%.

10. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of September 30, 2018, we have Letters of Credit totaling $8,257 that are scheduled to expire or renew over the next ten months. There have been no drafts drawn under these Letters of Credit as of September 30, 2018.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in final settlement discussions with our venue partner. As of September 30, 2018, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

11. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”).  The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of January 1st of each year, the number of shares of common stock reserved for issuance under the 2011 Plan shall automatically be increased by a number equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our board of directors. The automatic “evergreen” share reserve increase feature terminated after January 2018, so no additional automatic annual share increases will occur. As of September 30, 2018, options to purchase approximately 302,000 shares of common stock and RSUs covering approximately 3,265,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Network operations	$549	$552	$1,602	$1,660
Development and technology	323	275	915	825
Selling and marketing	511	524	1,377	1,589
General and administrative	1,772	2,333	5,333	6,942
Total stock-based compensation	$3,155	$3,684	$9,227	$11,016

During the three and nine months ended September 30, 2018, we capitalized $208 and $600, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2017, we capitalized $163 and $530, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,283	$9.58	3.8	$16,573
Exercised	(871)	$11.21
Canceled/forfeited	(7)	$5.99
Outstanding and exercisable at September 30, 2018	405	$6.14	3.4	$11,660

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

A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	3,324	$7.35
Granted(2)	968	$13.56
Vested	(969)	$8.67
Canceled/forfeited	(58)	$14.32
Non-vested at September 30, 2018	3,265	$8.68

(2)         The RSUs granted to all of our named executive officers in 2016 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In February 2018, our Compensation Committee determined actual achievement of the 2016 performance-based RSUs resulting in additional RSUs granted of approximately 520,000 at a grant-date fair value of $6.13 per share during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, approximately 969,000 shares of RSUs vested. The Company issued approximately 612,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

12. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(522)	$(3,450)	$(1,636)	$(18,347)
Denominator:
Weighted average common stock, basic and diluted	42,377	40,336	41,890	39,468
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.01)	$(0.09)	$(0.04)	$(0.46)

(3)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

For the three and nine months ended September 30, 2018 and 2017, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three and nine months ended September 30, 2018. As of September 30, 2018, the remaining approved amount for repurchases was approximately $5,180.

13. Subsequent events

In October 2018, the Company sold, through the initial purchasers, convertible senior notes (“Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, for gross proceeds of $201,250. The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 1.00% per annum on April 1st and October 1st of each year, beginning on April 1, 2019. The Convertible Notes will mature on October 1, 2023 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2023, the Convertible Notes are convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. Thereafter, the Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, at the Company’s election.

The Convertible Notes have an initial conversion rate of 23.6323 shares of common stock per $1,000 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances. This represents an initial effective conversion price of approximately $42.31 per share, which represents a premium of approximately 30% to the $32.55 per share closing price of the Company’s common stock on October 2, 2018, the date the Company priced the offering.

The Company may redeem all or any portion of the Convertible Notes, at its option, on or after October 5, 2021, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the Company’s stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption.

Holders of Convertible Notes may require the Company to repurchase their Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if the Company issues a notice of redemption prior to the maturity date, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate event or notice of redemption.

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions with a financial institution. The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes. The cap price of the capped call transactions is initially $65.10 per share of the Company’s common stock, representing a premium of 100% above the closing price of $32.55 per share of the Company’s common stock on October 2, 2018, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price. The Company paid $23,967 for the capped call transactions using a portion of the gross proceeds from the sale of the Convertible Notes.

In connection with the offering of the Convertible Notes, the Company entered into an amendment to the existing Credit Agreement that amended certain provisions of the Credit Agreement to provide for the consummation of the offering and issuance of the Convertible Notes and the incurrence of the debt, and the execution of the capped call transactions.

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

We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums, arenas, military bases, multi-unit dwelling properties, universities, convention centers, and office campuses; build high-quality wireless networks such as distributed antenna systems (“DAS”), Wi-Fi, and small cells at those venues; and monetize the wireless networks through several products and services.

Over the past 16 years, we’ve built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 54 DAS networks containing approximately 27,400 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.2 million commercial Wi-Fi hotspots in more than 100 countries around the world. We also operate Wi-Fi networks at U.S. Army, Air Force, and Marine bases around the world and multi-unit dwelling properties including student housing, condominiums, apartments, senior living, and hospitality industries throughout the U.S.

We generate revenue from our wireless networks in several ways, including our DAS, small cells, multifamily and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended September 30, 2018, DAS revenue accounted for approximately 38% of our revenue.

Military revenue, which is driven by military personnel who purchase Wi-Fi services on military bases, and multifamily revenue, which is driven by property owners who purchase network installation services and recurring monthly Wi-Fi services and support, accounted for approximately 33% of our total revenue for the three months ended September 30, 2018. As of September 30, 2018, we have grown our military subscriber base to approximately 142,000, an increase of 6.8% over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 6% of our total revenue for the three months ended September 30, 2018. As of September 30, 2018, our retail subscriber base was approximately 141,000, a decrease of 27.3% over the prior year comparative period.

Our enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended September 30, 2018, wholesale Wi-Fi revenue accounted for approximately 18% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended September 30, 2018, advertising and other revenue accounted for approximately 5% of our revenue.

Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of revenues typically occurring in the fourth quarter of each year and the lowest percentage of revenues occurring in the first quarter of each year. Our multifamily network installation services have historically been performed for the student housing market with the highest percentage of revenues typically occurring in the second and third quarter of each year. We expect these trends to continue. Our other products have not experienced any significant seasonal impact.

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

Revenue

Our revenue consists of DAS revenue, military/multifamily revenue, retail revenue, wholesale Wi-Fi revenue, and advertising and other revenue.

DAS.  We generate revenue from telecom operator partners that pay us network build-out fees, inclusive of network upgrades, and access fees for our DAS and small cell networks.

Military/multifamily and retail.  We generate revenue from sales to military and retail individuals of month-to-month network access subscriptions that automatically renew and hourly, daily or other single-use access, primarily through charge card transactions. We also generate multifamily revenue from property owners who pay us a recurring monthly fee for Wi-Fi services including building and maintaining the network that supports these services and providing support for residents and employees of the properties.

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

Adoption of ASC 606 using the modified retrospective method required us to record a cumulative effect adjustment, net of tax, to accumulated deficit and non-controlling interests of $3,257 and $69, respectively, on January 1, 2018. In addition, adoption of the standard resulted in the following changes to the condensed consolidated balance sheet as of January 1, 2018:

	January 1, 2018 (Per ASC 605)	Adjustment for Adoption	January 1, 2018 (Per ASC 606)
Accounts receivable, net	$26,148	$(1,069)	$25,079
Prepaid expenses and other current assets	$6,369	$170	$6,539
Other assets	$10,082	$(2,179)	$7,903
Deferred revenue, current	$61,708	$14,176	$75,884
Deferred revenue, net of current portion	$149,168	$(20,580)	$128,588

The below table summarizes the changes to our condensed consolidated balance sheet as of September 30, 2018 as a result of the adoption of ASC 606:

	September 30, 2018 (Per ASC 605)	Adjustment for Adoption	September 30, 2018 (Per ASC 606)
Accounts receivable, net	$31,367	$(708)	$30,659
Prepaid expenses and other current assets	$8,522	$491	$9,013
Other assets	$10,213	$(2,214)	$7,999
Deferred revenue, current	$79,738	$(913)	$78,825
Deferred revenue, net of current portion	$140,040	$(12,129)	$127,911
Non-controlling interests	$228	$1,953	$2,181

The below table summarizes the changes to our condensed consolidated statement of operations for the three months ended September 30, 2018 as a result of the adoption of ASC 606:

	Three Months Ended September 30, 2018 (Per ASC 605)	Adjustment for Adoption	Three Months Ended September 30, 2018 (Per ASC 606)
Revenue	$63,884	$1,369	$65,253
Income tax expense	$258	$(204)	$54
Non-controlling interests	$270	$326	$596

The below table summarizes the changes to our condensed consolidated statement of operations for the nine months ended September 30, 2018 as a result of the adoption of ASC 606:

	Nine Months Ended September 30, 2018 (Per ASC 605)	Adjustment for Adoption	Nine Months Ended September 30, 2018 (Per ASC 606)
Revenue	$176,168	$6,845	$183,013
Income tax expense	$638	$(440)	$198
Non-controlling interests	$(437)	$1,884	$1,447

The changes to the condensed consolidated balance sheets as of January 1, 2018 and September 30, 2018 and the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 were primarily due to the following factors: (i) reclassification of unbilled receivables (contract assets) to a contra-liability account under ASC 606; and (ii) recognition of revenue related to our single performance obligation for our DAS contracts monthly over the contract term once the customer has the ability to access the DAS network and we commence maintenance on the DAS network under ASC 606 as compared to recognition of build-out fees for our DAS contracts monthly over the term of the estimated customer relationship period once the build-out is complete and minimum monthly access fees for our DAS contracts monthly over the term of the telecom operator agreement under ASC 605. The changes to the condensed consolidated balance sheet as of January 1, 2018 are reflected as non-cash changes within cash provided by operating activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

On August 1, 2018, we acquired the assets of Elauwit Networks, LLC (“Elauwit”) for a purchase price of $29.8 million, which is inclusive of contingent consideration. Elauwit provides data and video services to 220 multi-unit dwelling properties including student housing, condominiums, apartments, senior living, and hospitality industries throughout the U.S. In addition, Elauwit builds and maintains the network that supports these services for property owners and managers and provides support for residents and employees.

The following tables set forth our results of operations for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$65,253	$53,655	$183,013	$147,021
Costs and operating expenses:
Network access	29,273	24,143	79,926	64,655
Network operations	13,260	11,625	38,829	34,556
Development and technology	7,995	6,817	22,883	19,814
Selling and marketing	5,674	5,201	16,490	15,188
General and administrative	7,789	8,006	22,218	27,372
Amortization of intangible assets	1,112	852	2,507	2,673
Total costs and operating expenses	65,103	56,644	182,853	164,258
Income (loss) from operations	150	(2,989)	160	(17,237)
Interest and other expense, net	(22)	(84)	(151)	(126)
Income (loss) before income taxes	128	(3,073)	9	(17,363)
Income tax expense	54	167	198	507
Net income (loss)	74	(3,240)	(189)	(17,870)
Net income attributable to non-controlling interests	596	210	1,447	477
Net loss attributable to common stockholders	$(522)	$(3,450)	$(1,636)	$(18,347)

(1)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited) (in thousands)
Network access	$11,531	$11,625	$35,252	$29,354
Network operations	4,447	3,987	13,017	12,273
Development and technology	2,664	2,375	7,740	6,840
General and administrative	259	258	760	777
Total(2)	$18,901	$18,245	$56,769	$49,244

(2)         The $0.7 million and $7.5 million increase in depreciation and amortization of property and equipment for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, respectively, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2017 and 2018.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited) (in thousands)
Network operations	$549	$552	$1,602	$1,660
Development and technology	323	275	915	825
Selling and marketing	511	524	1,377	1,589
General and administrative	1,772	2,333	5,333	6,942
Total(3)	$3,155	$3,684	$9,227	$11,016

(3)         Stock-based compensation expense decreased by $0.5 million and $1.8 million for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, respectively. The decrease is primarily attributable to higher stock-based compensation expense recognized during the three months ended September 30, 2017 related to our performance-based restricted stock units (“RSU”). We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met and based upon the expected achievement levels. We capitalized $0.2 million and $0.6 million of stock-based compensation expense for the three and nine months ended September 30, 2018, respectively. We capitalized $0.2 million and $0.5 million of stock-based compensation expense for the three and nine months ended September 30, 2017, respectively.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(4)	2018	2017(4)
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	44.9	45.0	43.7	44.0
Network operations	20.3	21.7	21.2	23.5
Development and technology	12.3	12.7	12.5	13.5
Selling and marketing	8.7	9.7	9.0	10.3
General and administrative	11.9	14.9	12.1	18.6
Amortization of intangible assets	1.7	1.6	1.4	1.8
Total costs and operating expenses	99.8	105.6	99.9	111.7
Income (loss) from operations	0.2	(5.6)	0.1	(11.7)
Interest and other expense, net	0.0	(0.2)	(0.1)	(0.1)
Income (loss) before income taxes	0.2	(5.7)	0.0	(11.8)
Income tax expense	0.1	0.3	0.1	0.3
Net income (loss)	0.1	(6.0)	(0.1)	(12.2)
Net income attributable to non-controlling interests	0.9	0.4	0.8	0.3
Net loss attributable to common stockholders	(0.8)%	(6.4)%	(0.9)%	(12.5)%

(4)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Three Months ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,
	2018	2017(5)	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$24,410	$21,755	$2,655	12.2
Military/multifamily	21,745	13,946	7,799	55.9
Wholesale—Wi-Fi	11,749	8,307	3,442	41.4
Retail	4,088	6,234	(2,146)	(34.4)
Advertising and other	3,261	3,413	(152)	(4.5)
Total revenue	$65,253	$53,655	$11,598	21.6

Key business metrics:
DAS nodes	27.4	22.2	5.2	23.4
Subscribers—military	142	133	9	6.8
Subscribers—retail	141	194	(53)	(27.3)
Connects	75,424	64,875	10,549	16.3

(5)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

DAS.  DAS revenue increased $2.7 million, or 12.2%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to a $2.2 million increase from new build-out projects in our managed and operated locations, which is inclusive of a $1.4 million increase resulting from the adoption of ASC 606 as of January 1, 2018, and a $0.5 million increase in access fees, net of certain credits granted, from our telecom operators.

Military/multifamily.  Military/multifamily revenue increased $7.8 million, or 55.9%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a $5.1 million increase in multifamily revenues resulting from our Elauwit acquisition in August 2018, and a $2.6 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 10.8% increase in the average monthly revenue per military subscriber in 2018 compared to 2017.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $3.4 million, or 41.4% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to a $2.6 million increase in partner usage based fees and a $0.8 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $2.1 million, or 34.4%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to a $1.3 million decrease in retail subscriber revenue and a $0.8 million decrease in retail single-use revenue.

Advertising and other.  Advertising and other revenue decreased $0.2 million or 4.5% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to a $0.2 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$29,273	$24,143	$5,130	21.2
Network operations	13,260	11,625	1,635	14.1
Development and technology	7,995	6,817	1,178	17.3
Selling and marketing	5,674	5,201	473	9.1
General and administrative	7,789	8,006	(217)	(2.7)
Amortization of intangible assets	1,112	852	260	30.5
Total costs and operating expenses	$65,103	$56,644	$8,459	14.9

Network access. Network access costs increased $5.1 million, or 21.2%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase is primarily due to a $4.2 million increase in other direct cost of sales and other costs of revenue resulting from our Elauwit acquisition in August 2018, and a $1.1 million increase in revenue share paid to venues in our managed and operated locations. The increases were partially offset by a $0.3 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $1.6 million, or 14.1%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a $0.9 million increase in personnel related expenses, a $0.5 million increase in depreciation expenses, and a $0.4 million increase in hardware and software maintenance expenses. Network operations includes $0.4 million of expenses resulting from our Elauwit acquisition in August 2018.

Development and technology. Development and technology expenses increased $1.2 million, or 17.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a $0.3 million increase in depreciation expense related to our increased fixed assets, a $0.2 million increase in consulting expenses, a $0.2 million increase in hardware and software maintenance expenses, and a $0.2 million increase in personnel related expenses. Development and technology includes $0.1 million of expenses resulting from our Elauwit acquisition in August 2018.

Selling and marketing. Selling and marketing expenses increased $0.5 million, or 9.1%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a $0.3 million increase in personnel related expenses. Selling and marketing includes $0.2 million of expenses resulting from our Elauwit acquisition in August 2018.

General and administrative.  General and administrative expenses decreased $0.2 million, or 2.7%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily due to a $0.6 million decrease in personnel related expenses, which was primarily due to the decrease in stock-based compensation expense. General and administrative includes $0.3 million of expenses resulting from our Elauwit acquisition.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.3 million, or 30.5%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a $0.4 million increase resulting from our Elauwit acquisition in August 2018. The increase was partially offset by decreases related to certain intangible assets that became fully amortized during 2017 and 2018.

Interest and Other Expense, Net

There were no significant changes in interest and other expense, net, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. During the three months ended September 30, 2018 and 2017, we capitalized $0.3 million and $0.2 million, respectively, of interest expense.

Income Tax Expense

There were no significant changes in income tax expense for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.  Our effective tax rate increased from 5.4% for the three months ended September 30, 2017 to 42.2% for the three months ended September 30, 2018. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three months ended September 30, 2018 and 2017 as well as minimum state taxes and foreign tax expense for the three months ended September 30, 2018. Income tax expense for the three months ended September 30, 2018 includes a decrease of $0.2 million resulting from the adoption of ASC 606 as of January 1, 2018.

Non-controlling Interests

Non-controlling interests increased $0.4 million, or 183.8% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Non-controlling interests for the three months ended September 30, 2018 includes an increase of $0.3 million resulting from the adoption of ASC 606 as of January 1, 2018.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the three months ended September 30, 2018 decreased $2.9 million from the three months ended September 30, 2017, due to the $11.6 million increase in revenues, which were partially offset by the $8.5 million increase in costs and operating expenses and the $0.4 million increase in non-controlling interests. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

Nine Months ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,
	2018	2017(6)	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$69,940	$56,563	$13,377	23.6
Military/multifamily	54,334	40,029	14,305	35.7
Wholesale—Wi-Fi	36,428	22,438	13,990	62.3
Retail	13,964	19,007	(5,043)	(26.5)
Advertising and other	8,347	8,984	(637)	(7.1)
Total revenue	$183,013	$147,021	$35,992	24.5

Key business metrics:
DAS nodes	27.4	22.2	5.2	23.4
Subscribers—military	142	133	9	6.8
Subscribers—retail	141	194	(53)	(27.3)
Connects	210,626	160,082	50,544	31.6

(6)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

DAS.  DAS revenue increased $13.4 million, or 23.6%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to a $12.4 million increase from new build-out projects in our managed and operated locations, which is inclusive of a $6.9 million increase resulting from the adoption of ASC 606 as of January 1, 2018, and a $1.0 million increase in access fees, net of certain credits granted, from our telecom operators.

Military/multifamily.  Military/multifamily revenue increased $14.3 million, or 35.7%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a $5.1 million increase in multifamily revenues resulting from our Elauwit acquisition in August 2018, and a $9.3 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 12.6% increase in the average monthly revenue per military subscriber in 2018 compared to 2017.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue increased $14.0 million, or 62.3% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to a $9.5 million increase in partner usage based fees and a $4.5 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $5.0 million, or 26.5%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to a $2.6 million decrease in retail subscriber revenue and a $2.4 million decrease in retail single-use revenue.

Advertising and other.  Advertising and other revenue decreased $0.6 million, or 7.1% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a $0.8 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$79,926	$64,655	$15,271	23.6
Network operations	38,829	34,556	4,273	12.4
Development and technology	22,883	19,814	3,069	15.5
Selling and marketing	16,490	15,188	1,302	8.6
General and administrative	22,218	27,372	(5,154)	(18.8)
Amortization of intangible assets	2,507	2,673	(166)	(6.2)
Total costs and operating expenses	$182,853	$164,258	$18,595	11.3

Network access. Network access costs increased $15.3 million, or 23.6%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase is primarily due to a $5.9 million increase in depreciation expense related to our increased fixed assets from our DAS build-out projects, a $4.6 million increase in other direct cost of sales, a $4.1 million increase in revenue share paid to venues in our managed and operated locations, and a $0.6 million increase in other cost of revenue. Network access includes $4.2 million of expenses resulting from our Elauwit acquisition in August 2018.

Network operations. Network operations expenses increased $4.3 million, or 12.4%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a $2.7 million increase in personnel related expenses, a $1.2 million increase in hardware and software maintenance expenses, a $0.7 million increase in depreciation expenses, and a $0.5 million increase in network maintenance expenses. The increases were partially offset by a $0.5 million decrease in consulting expenses and a $0.3 million decrease in our third-party call center costs. Network operations includes $0.4 million of expenses resulting from our Elauwit acquisition in August 2018.

Development and technology. Development and technology expenses increased $3.1 million, or 15.5%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a $0.9 million increase in depreciation expense related to our increased fixed assets, a $0.7 million increase in personnel related expenses, a $0.4 million increase in hardware and software maintenance expenses, a $0.3 million increase in consulting expenses, and a $0.2 million increase in cloud computing expenses. Development and technology includes $0.1 million of expenses resulting from our Elauwit acquisition in August 2018.

Selling and marketing. Selling and marketing expenses increased $1.3 million, or 8.6%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a $0.7 million increase in personnel related expenses and a $0.4 million increase in professional fees and consulting expenses. Selling and marketing includes $0.2 million of expenses resulting from our Elauwit acquisition in August 2018.

General and administrative.  General and administrative expenses decreased $5.2 million, or 18.8%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a $2.8 million settlement expense accrual recorded during the nine months ended September 30, 2017 that did not reoccur in 2018, a $1.5 million decrease in professional fees and consulting expenses, and a $1.1 million decrease in personnel related expenses, which was primarily due to the decrease in stock-based compensation expense. The decreases were partially offset by a $0.2 million increase in bad debt expenses and a $0.2 million increase in cloud computing expenses. General and administrative includes $0.3 million of expenses resulting from our Elauwit acquisition.

Amortization of intangible assets.  Amortization of intangible assets expense decreased $0.2 million, or 6.2%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to certain intangible assets that became fully amortized during 2017 and 2018, which were partially offset by the $0.4 million increase resulting from our Elauwit acquisition in August 2018.

Interest and Other Expense, Net

There were no significant changes in interest and other expense, net, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. During each the nine months ended September 30, 2018 and 2017, we capitalized $0.6 million of interest expense.

Income Tax Expense

Income tax expense decreased $0.3 million, or 60.9%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Our effective tax rate increased from 2.9% for the nine months ended September 30, 2017 to 2,200.0% for the nine months ended September 30, 2018. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the nine months ended September 30, 2018 and 2017 as well as minimum state taxes and foreign tax expense for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2018 includes a decrease of $0.4 million resulting from the adoption of ASC 606 as of January 1, 2018.

Non-controlling Interests

Non-controlling interests increased $1.0 million, or 203.4% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Non-controlling interests for the nine months ended September 30, 2018 includes an increase of $1.9 million resulting from the adoption of ASC 606 as of January 1, 2018, which was partially offset by increased depreciation expense related to our increased fixed assets for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the nine months ended September 30, 2018 decreased $16.7 million as compared to the nine months ended September 30, 2017, primarily due to the $36.0 million increase in revenues, which was partially offset by the $18.6 million increase in costs and operating expenses and the $1.0 million increase in non-controlling interests. Our diluted net loss per share decreased primarily as a result of the decrease in our net loss.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(7)	2018	2017(7)
	(unaudited)
	(in thousands)
Net loss attributable to common stockholders	$(522)	$(3,450)	$(1,636)	$(18,347)
Depreciation and amortization of property and equipment	18,901	18,245	56,769	49,244
Stock-based compensation expense	3,155	3,684	9,227	11,016
Amortization of intangible assets	1,112	852	2,507	2,673
Income tax expense	54	167	198	507
Interest and other expense, net	22	84	151	126
Non-controlling interests	596	210	1,447	477
Settlement expense	—	—	—	2,807
Adjusted EBITDA	$23,318	$19,792	$68,663	$48,503

(7)         As noted above, prior period amounts have not been adjusted upon adoption of ASC 606 under the modified retrospective method.

Adjusted EBITDA was $23.3 million for the three months ended September 30, 2018, an increase of 17.8% from $19.8 million recorded in the three months ended September 30, 2017. As a percent of revenue, Adjusted EBITDA was 35.7% for the three months ended September 30, 2018, down from 36.9% of revenue for the three months ended September 30, 2017. The Adjusted EBITDA increase was due primarily to the $2.9 million decrease in our net loss attributable to common stockholders, the $0.9 million increase in depreciation and amortization expense, and the $0.4 million increase in non-controlling interests for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The changes were partially offset by the $0.5 million decrease in stock-based compensation expense.

Adjusted EBITDA was $68.7 million for the nine months ended September 30, 2018, an increase of 41.6% from $48.5 million recorded in the nine months ended September 30, 2017. As a percent of revenue, Adjusted EBITDA was 37.5% for the nine months ended September 30, 2018, up from 33.0% of revenue for the nine months ended September 30, 2017. The Adjusted EBITDA increase was due primarily to the $16.7 million decrease in our net loss attributable to common stockholders, the $7.4 million increase in depreciation and amortization expense and the $1.0 million increase in non-controlling interests for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The changes were partially offset by the $2.8 million decrease in settlement expense accrual recorded during the nine months ended September 30, 2017 that did not reoccur in 2018, the $1.8 million decrease in stock-based compensation expense, and the $0.3 million decrease in income tax expense.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our credit facility. Our primary sources of liquidity as of September 30, 2018 consisted of $12.6 million of cash and cash equivalents and $54.8 million available for borrowing under our credit facility, $8.3 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the nine months ended September 30, 2018 were $72.5 million, of which $53.2 million are related to DAS build-out projects which are primarily reimbursed through revenue from our telecom operators.

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

As of September 30, 2018, $0.2 million was outstanding under the Term Loan and there was $15.0 million outstanding under the Revolving Line of Credit. The interest rate for our Credit Facility for the nine months ended September 30, 2018 ranged from 4.2% to 4.8%. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representation, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specific default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change in control. The Credit Agreement expires in November 2018 and we are currently working with various financial institutions on executing a new credit agreement. Market conditions in the U.S. credit markets may negatively impact our ability to execute the new credit agreement on favorable terms upon expiration of the Credit Agreement.

We funded $15.0 million of the closing purchase price for the Elauwit acquisition from the Company’s existing Credit Agreement. On August 1, 2018, the Company entered into a commitment letter (the “Commitment Letter”) with Bank of America, pursuant to which Bank of America has committed to provide senior secured credit facilities to us in an aggregate amount of $28.0 million on terms substantially similar to the existing Credit Agreement, subject to various conditions. In connection with the acquisition, we also entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) in order to make certain amendments to allow for the consummation of the Elauwit acquisition and the related transactions.

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of September 30, 2018 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of September 30, 2018 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

In October 2018, we sold, through the initial purchasers, convertible senior notes (“Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, for gross proceeds of $201.25 million. The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 1.00% per annum on April 1st and October 1st of each year, beginning on April 1, 2019. The Convertible Notes will mature on October 1, 2023 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2023, the Convertible Notes are convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. Thereafter, the Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election.

The Convertible Notes have an initial conversion rate of 23.6323 shares of common stock per $1,000 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances. This represents an initial effective conversion price of approximately $42.31 per share, which represents a premium of approximately 30% to the $32.55 per share closing price of our common stock on October 2, 2018, the day we priced the offering.

We may redeem all or any portion of the Convertible Notes, at our option, on or after October 5, 2021, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of our stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide written notice of redemption.

Holders of Convertible Notes may require us to repurchase their Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if we issue a notice of redemption prior to the maturity date, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate event or notice of redemption.

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with a financial institution. The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The cap price of the capped call transactions is initially $65.10 per share of our common stock, representing a premium of 100% above the closing price of $32.55 per share of our common stock on October 2, 2018, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of the Convertible Notes and/or offset the potential cash payments that we could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price. We paid approximately $24.0 million for the capped call transactions using a portion of the gross proceeds from the sale of the Convertible Notes.

In connection with the offering of the Convertible Notes, we entered into an amendment to the existing Credit Agreement that amended certain provisions of the Credit Agreement to provide for the consummation of the offering and issuance of the Convertible Notes and the incurrence of the debt, and the execution of the capped call transactions

We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2018 will range from $25.0 million to $35.0 million, excluding capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. The majority of our 2018 capital expenditures have been used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues and we expect the majority of any further 2018 capital expenditures will be used for such purposes. We used $15.0 million of the net proceeds from the offering of the Convertible Notes to repay the outstanding balance under the Revolving Line of Credit and we expect to use the remainder of the net proceeds from the offering of the Convertible Notes for general corporate purposes, potential acquisitions and strategic transactions, although we have no agreements or understandings with respect to any acquisitions or strategic transactions at this time and may not enter into any or consummate any transaction. We may also use a portion of the net proceeds for ongoing repurchases of common stock to satisfy withholding obligations related to vesting and settlement of RSUs.

We have contracts with the U.S. government. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position. We may also enter into other acquisitions of complementary businesses, applications or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

The following table sets forth cash flow data for the nine months ended September 30:

	2018	2017
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$70,834	$67,424
Net cash used in investing activities	(94,583)	(55,841)
Net cash provided by (used in) financing activities	10,231	(9,439)

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2018, we generated $70.8 million of net cash from operating activities, an increase of $3.4 million from the prior year comparative period. The increase is primarily due to a $19.5 million change in our operating assets and liabilities, which is primarily driven by a lower rate of cash collections and invoicing for our DAS build-out projects, a $1.8 million decrease in stock-based compensation expenses, and a $0.2 million decrease in impairment loss and loss on disposal of fixed assets, net during the nine months ended September 30, 2018. The changes were partially offset by a $17.7 million decrease in our net loss and a $7.4 million increase in depreciation and amortization expenses primarily related to our recent increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2018, we used $94.6 million in investing activities, an increase of $38.7 million from the prior year comparative period. The increase is due to a $20.9 million increase in cash paid for asset acquisitions and a $17.8 million increase in purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2018, we received $10.2 million of cash provided by financing activities, an increase of $19.7 million from the prior year comparative period. This increase is due to a $15.0 million increase in proceeds from our Credit Facility, a $10.2 million decrease in payments on our Credit Facility and a $1.8 million increase in proceeds from exercise of stock options. The changes were partially offset by a $5.4 million increase in cash used to pay federal, state, and local employment payroll taxes related to our RSUs that vested during the period, a $1.4 million increase in cash paid for our capital leases and notes payable, and a $0.5 million increase in cash payments to our non-controlling interests.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of September 30, 2018:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$45,247	$9,145	$15,995	$10,544	$9,563
Operating leases for office space(2)	27,066	3,642	6,826	6,879	9,719
Open purchase commitments(3)	21,032	20,733	299	—	—
Credit Facility(4)	15,219	15,219	—	—	—
Capital leases and notes payable for equipment and software(5)	13,330	6,969	6,361	—	—
Total	$121,894	$55,708	$29,481	$17,423	$19,282

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports. Expense is recorded on a straight-line basis over the term of the contract.

(2)         Office space under non-cancellable operating leases.

(3)         Open purchase commitments are for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2018 as we have not received the related goods or services.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We generate revenue from several sources including: (i) DAS customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (ii) military and retail customers under subscription plans for month-to-month network access that automatically renew, and military and retail single-use access from sales of hourly, daily or other single-

use access plans, (iii) arrangements with property owners for multifamily properties that provide for network installation and monthly Wi-Fi services and support to the residents and employees, (iv) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (v) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided. We generally recognize revenue on a gross basis as we are primarily responsible for fulfilling the promises to provide the specified goods or services, we are responsible for paying all costs related to the goods or services before they have been transferred to the customer, and we have discretion in establishing prices for the specified goods or services. Revenue is presented net of any sales and value added taxes.

Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days for non-recurring payments, the first day of the monthly or quarterly billing cycle for recurring payments for DAS and wholesale Wi-Fi contracts, and the first day of the month prior to the month that services are provided for multifamily contracts. We apply a practical expedient for purposes of determining whether a significant financing component may exist for our contracts if, at contract inception, we expect that the period between when we transfer the promised good or service to the customer and when the customer pays for that good or service will be one year or less. In instances where the customer pays for a good or service one year or more in advance of the period when we transfer the promised good or service to the customer, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is not to receive financing from our customers or to provide customers with financing but rather to maximize our profitability on the customer contract. Specifically, inclusion of non-refundable upfront fees in our long-term customer contracts increases the likelihood that the customer will be committed through the end of the contractual term and ensures recoverability of the capital outlay that we incur in expectation of the customer fulfilling its contractual obligations. We may also provide service credits to our customers if we fail to meet contractual monthly system uptime requirements and we account for the variable consideration related to these service credits using the most likely amount method.

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

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS, multifamily, and wholesale Wi-Fi contracts in our consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our wholesale Wi-Fi contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing. Our multifamily contracts can be presented as either contract liabilities or contract assets primarily as a result of timing of invoicing for the network installations.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three and nine months ended September 30, 2018 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

DAS

We enter into long-term contracts with telecom operators at our managed and operated locations. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our DAS customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS or small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We believe that a material right generally does not exist for our DAS customer contracts that contain renewal options considering the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain the exclusive DAS service provider at the venue. Our contracts also provide our DAS customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation as the cost of the additional future services will depend entirely on the market rate of such services at the time such services are requested and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal. Periodically, we install and sell DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

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

Military and retail

Military and retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign-up for our subscription or single-use Wi-Fi network access services. Our military and retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi services, together with performance of standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi network. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our military and retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is cancellable within 5 days’ notice prior to the end of the then current term by either party.

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

Multifamily

We enter into long-term contracts with property owners. The initial term of our contracts with property owners generally range from three to five years and the contracts may contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our customer contracts generally contain two performance obligations: (i) install the network required to provide Wi-Fi services; and (ii) provide Wi-Fi services and technical support to the residents and employees. Our contracts may also provide our property owners with the option to renew the agreement. This option is not considered to provide the property owner with a material right that should be accounted for as a separate performance obligation because the property owner would not receive a discount if they decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

Our contract fee structure includes a network installation fee and recurring Wi-Fi service and support fees. The network installation fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or installation milestones are achieved. We generally estimate variable consideration for unpriced change orders using the most likely amount method based on the expected price for those services. If network installations are not completed by specified dates, we may be subject to network installation penalties. We estimate the variable consideration for our network installation fees using the most likely amount method based on the amount of network installation penalties we expect to incur. Title to the network generally transfers to the property owner once installation is completed and the network has been accepted. We generally recognize revenue related to our network installation performance obligation using a cost-to-cost method over the network installation period.  We may provide latent defect warranties for materials and installation labor services related to our network installation services. Our warranty obligations are generally not accounted for as separate performance obligations as warranties cannot be separately purchased and warranties do not provide a service in addition to the assurance that the network will function as expected.

The recurring fees commence once the network is launched with recurring fees generally based upon a fixed or variable occupancy rate. The recurring Wi-Fi service fees may be adjusted prospectively for changes in circuit and/or video content costs, and Wi-Fi support fees may escalate on an annual basis. We estimate the variable consideration for our recurring fees using the expected value method with the exception of the variable consideration related to actual occupancy rates, which we record when we have the contractual right to bill. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations. We recognize revenue related to the recurring fees on a monthly basis over the contract term as the Wi-Fi services and support is rendered, and the performance obligation is satisfied.

Wholesale Wi-Fi

We enter into long-term contracts with enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. We also enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. The initial term of our contracts with wholesale Wi-Fi customers generally range from one to three years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our wholesale Wi-Fi customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers’ end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if they decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal. Periodically, we install and sell Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

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

Interest rate risk.  Our Revolving Line of Credit and Term Loan bears, at our election, interest at a variable interest rate of LIBOR plus 2.5% - 3.5% or Lender’s Prime Rate plus 1.5% - 2.5% per year. The interest rate on the Term Loan resets at the end of each three-month period. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of September 30, 2018 would not have a material impact on net income (loss) and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2018 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2018, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report on Form 10-Q, including our accompanying consolidated financial statements and the related notes, before deciding whether to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. The price of our common stock and the trading price of our Convertible Notes could decline and you could lose part or all of your investment.

Risks Related to Our Business

A significant portion of our revenue is dependent on our relationships with our venue and network partners, and if these relationships are impaired or terminated, or if our partners do not perform as expected, our business and results of operations could be materially and adversely affected.

We depend on our relationships with venue partners, particularly key venue partners and military bases, in order to manage and operate DAS, small cell, and Wi-Fi networks. These relationships generate a significant portion of our revenue and allow us to generate wholesale revenues and new military, multifamily and retail customers. Our agreements with our venue partners, telecom operators, and wholesale customers are for defined periods and of varying durations. In order to maintain our relationships with venue partners, we may need to upgrade our networks or make other changes to our products and services we provide such venue partners, which would, in most cases, require significantly higher initial capital expenditures than we have historically incurred, and if we are unsuccessful, our relationships could be impaired. If our venue partners terminate or fail to renew these agreements, our ability to generate and retain wholesale, military, multifamily and retail customers would be diminished, which might result in a significant disruption of our business and adversely affect our operating results. Further, any delays in our ability to complete the upgrade of our networks or build-out new networks can adversely affect our operating results.

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

We operate in a highly dynamic industry and our future quarterly operating results may fluctuate significantly. Our revenue and operating results may vary from quarter-to-quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts, the trading price of our common stock and Convertible Notes and the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes may be adversely affected.

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

A substantial portion of our business depends on the demand for our DAS and small cell networks, which is driven primarily by demand from our telecom customers and demand for data, and we may be adversely affected by any slowdown in such demand. A reduction in the amount or change in the mix of network investment by our telecom customers may materially and adversely affect our business (including reducing demand for tenant additions or network services).

Customer demand for our DAS and small cell networks depends on the mix of network investment by our telecom customers and the demand for data from end users. The willingness of our customers to utilize our systems, including DAS and small cell networks, or renew or extend existing contracts on our systems, is affected by numerous factors, including:

•                  availability or capacity of our DAS and small cell networks;

•                  location of our DAS and small cell networks;

•                  financial condition of our customers, including their profitability and availability or cost of capital;

•                  willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;

•                  consumers’ and organizations’ demand for data;

•                  need for integrated networks and organizations;

•                  availability and cost of spectrum for commercial use;

•                  increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•                  mergers or consolidations by and among our customers;

•                  changes in, or success of, our customers’ business models;

•                  governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;

•                  cost of constructing our DAS and small cell networks;

•                  our market competition;

•                  technological changes, including those (1) affecting the number or type of communications infrastructure needed to provide data to a given geographic area or which may otherwise serve as substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and

•                  our ability to efficiently satisfy our customers’ service requirements.

A slowdown in demand for our DAS and small cell networks or data generally may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our DAS and small cell networks.

The amount, timing, and mix of our customers’ network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in customer network investment typically impact the demand for our DAS and small cell networks. As a result, changes in customer plans such as delays in the implementation of new systems, new and emerging technologies, or plans to expand coverage or capacity may reduce demand for our DAS and small cell networks. Furthermore, the industries in which our customers operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand (including demand for wireless connectivity) or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our customers or their industries, which may materially and adversely affect our business, including by reducing demand for DAS and small cell networks. Such an industry slowdown or a reduction in customer network investment may materially and adversely affect our business.

We may be unsuccessful in expanding into new venue types, which could harm the growth of our business, operating results and financial condition.

We are negotiating with existing and prospective partners to expand our managed and operated Wi-Fi network and small cell footprint in venue types where we historically have had only a limited presence. Expansion into these venue types, which may include shopping malls, stadiums, hospitals, retail stores and quick service restaurants, may require significantly higher initial capital expenditures than we have historically incurred. In contrast to Wi-Fi network build-outs at venues such as airports, where telecom operators typically pay the substantial expense of laying cable or fiber, we may be required to incur the initial capital expense of access points and related hardware and cabling at tens of thousands of quick serve restaurant locations and hundreds of shopping malls, hospitals, retail stores and stadium locations. Additionally, in August 2018 we closed the acquisition of substantially all of the assets of Elauwit Networks, LLC for our entrance into the multifamily venue type. We have minimal experience in servicing the multifamily venues and we may not be successful in growing and managing this business.

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

Our future success depends upon growing demand for wireless connected services. The demand for wireless connectivity may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. The continued demand for wireless connectivity services depends on the continued proliferation of smartphones, tablets and other wireless connection enabled devices. Our revenue is derived from the demand from consumers for internet connectivity, including our military, multifamily and retail offerings, and from our telecom, venue and other wholesale partners attempting to provide consumers with greater connectivity. We may face challenges as we seek to increase the revenue generated from the usage on smartphones, tablets and other wireless connected devices.

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

•                  identify and integrate the acquisition of new businesses;

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

We have dedicated a significant amount of resources to building out Wi-Fi networks for troops stationed on military bases pursuant to our contracts with the U.S. government. Military revenue comprises a substantial part of our overall revenue and the U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Any such modification, curtailment, or termination of one or more of our government contracts could have a material adverse effect on our earnings, cash flow and/or financial position.

Negotiations with prospective or existing partners and telecom operators and network operators can be lengthy and unpredictable, which may cause our operating results to vary.

Our negotiations with prospective or existing venue partners, including large venues like airports, transportation hubs, stadiums, arenas, military bases, universities, convention centers, office campuses and other partners, to acquire Wi-Fi locations to operate or to acquire roaming rights on partners’ networks, or for new partners to implement our solutions or to extend or amend current arrangements, can be lengthy, and in some cases can last over 12 months. Because of the lengthy negotiation cycle, the time required to reach a final or amended agreement with a partner is unpredictable and may lead to variances in our operating results from quarter to quarter. Negotiations with prospective and existing partners also require substantial time, effort and resources. We may ultimately fail in our negotiations, resulting in costs to our business without any associated benefits.

Additionally, our negotiations with telecom operators and network operators who pay us build-out fees and recurring access fees can likewise be lengthy and, therefore, the time required to reach a final or amended agreement with a telecom or network operators is unpredictable and may lead to variances in our operating results from quarter to quarter.

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

We process, store, transfer and use personally identifiable information, confidential information and other data, which subjects us to laws and regulations and other legal obligations, of which the actual or perceived failure to comply could adversely affect our business.

We process, store, transfer and use data from or about our certain of our customers, including certain personally identifiable information and confidential information. These activities subject, or may subject, us to various federal, state, local and international laws and regulations regarding data privacy, protection, and security. In addition, we are also subject to the terms of our privacy policies and other third party obligations regarding data privacy, protection and security. Although we strive to comply with applicable laws, regulations, policies and other legal obligations, the regulatory framework for data privacy, protection and security is complex and ambiguous, and thus our current rules and practices may not, or allegedly may not, be complaint. Such noncompliance or alleged noncompliance could increase our costs and require us to modify our services and products, possibly in a material manner, and could limit or prevent us from processing, storing, transferring or using certain customer data in our services and products.

In addition, data privacy, protection and security laws, regulations and industry standards are constantly evolving and being adopted in various jurisdictions. For example, the General Data Protection Regulation (“GDPR”) became effective May 2018, superseding existing European Union data protection legislation. Additionally, the California Consumer Privacy Act (“CCPA”) was passed in June 2018 and is set to be effective in 2020. The GDPR and CCPA both provide certain data subjects with new data privacy rights, compel new operational requirements for companies, and impose potentially significant penalties for noncompliance. The cost to comply with the GDPR, CCPA and other new laws, regulations and industry standards, including costs associated with any related governmental investigations, enforcement actions, or litigations or claims, may limit the use and adoption of our products and services and could have an adverse impact on our business.

Advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments may result in a compromise or breach of the technology we use to protect user transaction data and cyber-security attacks are becoming more sophisticated. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our network, unauthorized release of personally identifiable, confidential or otherwise protected information or corruption of data. Any compromises of our security could damage our reputation and brand and expose us to possible liability such as litigation claims or fines, which would substantially harm our business and operating results. We have incurred costs and may need to expend significant additional resources to appropriately protect against security breaches, implement processes to adequately respond to security breaches (including as may be required by applicable law, such as the GDPR), or to address problems caused by breaches.

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

Various events could disrupt our networks, information systems or properties and could impair our operating activities and negatively impact our reputation and financial results.

Network and information systems technologies are critical to our operating activities, both for our internal uses and supplying services to our customers. Network or information system shutdowns or other service failure disruptions, such as access point failure at one of our managed and operated wireless infrastructure networks or a backhaul disruption, caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventive measures. While from time to time attempts have been made to access our network, these attempts have not as yet resulted in any material release of information, degradation or disruption to our network and information systems.

Our network and information systems are also vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or any long-term changes in weather patterns), terrorist attacks and similar events. Further, the impacts associated with extreme weather or long-term changes in weather patterns, such as increased and intensified storm activity, may cause increased business interruptions. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

Any of these events, if directed at, or experienced by, us or technologies upon which we depend, could have adverse consequences on our network, our customers and our business, including damage to our or our customers’ equipment and data and could result in lengthy interruptions in the availability of the Boingo solution. Large expenditures may be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance, if any, that we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. Any such significant service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

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

Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business or otherwise offer growth opportunities. For example, in August 2018, we acquired substantially all of the assets of Elauwit Networks, LLC, a provider of high-speed Wi-Fi and technology solutions to the student and multifamily housing market. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

In addition, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•                  inability to integrate or benefit from acquired technologies or services in a profitable manner;

•                  unanticipated costs, accounting charges or other liabilities associated with the acquisition;

•                  incurrence of acquisition-related costs;

•                  difficulty integrating operations, personnel and accounting and other systems of the acquired business;

•                  difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business, including due to language, geographical or cultural differences;

•                  difficulty converting the customers of the acquired business onto our contract terms, including disparities in the revenues, licensing, support or services model of the acquired company;

•                  adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•                  the potential loss of key employees;

•                  use of resources that are needed in other parts of our business; and

•                  use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that has not been asserted prior to our acquisition.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

We rely on our credit facility to fund a significant portion of our capital expenditures and other capital needs. If we are unable to achieve compliance with the credit facility covenants, or interest rates increase significantly, or we are unable to renew our credit facility on favorable terms, or at all, our business would be negatively impacted.

In November 2014, we entered into a Credit Agreement (“Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein. The Credit Agreement places restrictions on our ability to take certain actions and sets standards for minimum financial performance. In addition to maintaining compliance with the covenants set forth in the Credit Agreement, our ability to increase the amount available for borrowing under our revolving line of credit depends on our ability to meet certain financial targets. If we fail to comply with the terms and conditions of this Credit Agreement, then the line of credit may be withdrawn, we may be required to immediately repay any outstanding obligation, and the additional funds will not be available to us to fund our capital needs.

Additionally, the Credit Agreement expires in November 2018. While we have entered into a commitment letter with Bank of America, N.A. pursuant to which Bank of America has committed to provide senior secured credit facilities to us in an aggregate amount of $28.0 million on terms substantially similar to the Credit Agreement, market conditions in the U.S. credit markets may negatively impact our ability to renew the Credit Agreement on favorable terms upon its expiration. If we are unable to renew the Credit Agreement on favorable terms, or at all, our ability to fund our operations may be impaired, which would have a material adverse effect on our results of operations.

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

We presently utilize unlicensed spectrum to provide our Wi-Fi Internet solutions. Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently, or may in the future, utilize. The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers to entry in our industry.

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In October 2018, we issued $201.25 million aggregate principal amount of 1.00% convertible senior notes due 2023 (“Convertible Notes”). Our indebtedness may:

•                  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•                  limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•                  require us to use a substantial portion of our cash flow from operations to make debt service payments;

•                  limit our flexibility to plan for, or react to, changes in our business and industry;

•                  place us at a competitive disadvantage compared to our less leveraged competitors; and

•                  increase our vulnerability to the impact of adverse economic and industry conditions.

Further, the indenture governing the Convertible Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness. For example, our existing Credit Facility expires in November 2018 and we intend to enter into a new credit facility. If we enter into a new credit facility, we may draw down on such credit facility at a future time, which would increase the amount of our outstanding aggregate indebtedness.

Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, which could adversely affect our business and results of operations.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Further, holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “indenture”)) before the maturity date at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay cash with respect to Convertible Notes being converted.

The conditional conversion feature of the Convertible Notes, when triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.

In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Convertible Notes and our common stock.

In connection with the pricing the Convertible Notes and exercise of the over-allotment option to purchase additional Convertible Notes, we entered into capped call transactions with a financial institution. The capped call transactions are expected generally to reduce potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing its initial hedges of the capped call transactions, the financial institution or its affiliate likely purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. The financial institution or its affiliate may modify its hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.

The potential effect, if any, of these transactions and activities on the price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes are currently convertible and may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

Fluctuations in market price and volume are particularly common among securities of technology companies. As a result, you may be unable to sell your shares of common stock at or above the price you paid. The market price of our common stock and trading price of our Convertible Notes may fluctuate significantly in response to the factors described in this risk factor section as well as the following factors, among others, many of which are beyond our control:

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

The trading market for our common stock and our Convertible Notes depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price and the trading price of our Convertible Notes would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or the trading price of our Convertible Notes or trading volume to decline. Announcements by analysts that may have a significant impact on the market price of our common stock and the trading price of our Convertible Notes may relate to:

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

We are required to file annual, quarterly and other reports with the SEC. We must prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, under the listing standards of the NASDAQ Stock Market, or NASDAQ, which imposes significant compliance obligations upon us. We are required, among other things, to:

•                  prepare and file periodic reports, and distribute other stockholder communications, in compliance with the federal securities laws and NASDAQ rules; and

•                  evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board. Further, we are required to obtain an opinion on the effectiveness of our internal control over financial reporting as of December 31st each year from our independent registered public accounting firm.

If we fail to comply with the rules of Section 404 of the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our financial results may be adversely effected and we may be subject to sanctions by regulatory authorities and our stock price and the trading price of our Convertible Notes could decline.

Section 404 of the Sarbanes-Oxley Act (the “Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and requires an attestation and report by our external auditing firm on our internal control over financial reporting. We believe our system and process evaluation and testing comply with the management certification and auditor attestation requirements of Section 404. We cannot be certain, however, that we will be able to satisfy the requirements in Section 404 in all future periods, especially as we grow our business. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ Stock Market. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price and the trading price of our Convertible Notes to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we may be required to incur significant additional financial and management resources to achieve compliance.

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

We are authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2018, there were approximately 42,478,000 shares of our common stock issued and outstanding and no shares of preferred stock outstanding. In addition, as of September 30, 2018, we had approximately 3,265,000 unvested restricted stock units, approximately 405,000 exercisable stock options, and approximately 4,727,000 shares available for grant under the 2011 Plan. Additionally, we have reserved a substantial number of shares of our common stock upon conversion of the Convertible Notes.

In the future, we may issue additional authorized but previously unissued equity securities resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our capital stock or other securities that are convertible into or exercisable for our capital stock in connection with hiring or retaining employees or for other business purposes, including future sales of our securities for capital raising purposes. The future issuance of any such additional shares of capital stock may create downward pressure on the trading price of our common stock and our Convertible Notes.

Anti-takeover provisions in our charter documents and Delaware law and provisions in the indenture for our Convertible Notes could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

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

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

In addition, if a fundamental change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Convertible Notes for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

These and other provisions in our charter documents, Convertible Notes, indenture and in Delaware law could deter or prevent a third party from acquiring us or could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and the trading price of the Convertible Notes and limit opportunities for you to realize value in a corporate transaction.

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

As of September 30, 2018 our accumulated deficit was $130.3 million. We generated a net loss in the nine months ended September 30, 2018 and we are also currently investing in our future growth through expanding our network and buildouts, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to achieve profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to achieve profitability if we cannot generate sufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to achieve profitability. For example, in August 2018 we closed the acquisition of substantially all of the assets of Elauwit Networks, LLC and our integration costs may negatively impact our ability to achieve profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or increase profitability.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock, including common stock that may be issued upon conversion of our Convertible Notes, for the foreseeable future and the success of an investment in shares of our common stock or Convertible Notes will depend upon any future appreciation in their value.

Changes in accounting standards and their interpretations could adversely affect our operating results.

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Public Company Accounting Oversight Board, or PCAOB, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations, including the implementation of ASU 2016-02, Leases (Topic 842), or accounting for the Convertible Notes could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before or after the announcement of a change. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. A discussion of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in Footnote 2 in the notes to our condensed consolidated financial statements.

Items 2, 3 and 4 are not applicable and have been omitted.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

4.1	Indenture (including form of Note) with respect to the Company’s 1.00% Convertible Senior Notes due 2023, dated as of October 5, 2018, between the Company and Wilmington Trust, National Association, as trustee.	8-K	10/05/2018	4.1

10.1	Amendment to Credit Agreement dated October 1, 2018, among the Company, Bank of America, N.A., Silicon Valley Bank, and Citizen Bank, N.A. and certain other parties thereto.	8-K	10/05/2018	10.1

10.2	Form of Base Capped Call Confirmation.	8-K	10/05/2018	99.1

10.3	Form of Additional Capped Call Confirmation.	8-K	10/05/2018	99.2

31.1	Certification of David Hagan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of David Hagan, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith

of Operations for the three and nine months ended September 30, 2018 and 2017 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: November 5, 2018	By:	/s/ DAVID HAGAN
David Hagan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: November 5, 2018	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)