Form 10-K/A
period 2018-12-31
BOINGO WIRELESS INC
filed 2019-05-08
CIK 1169988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark one)

☒                                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

OR

☐                                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35155

BOINGO WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4856877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10960 Wilshire Blvd., 23rd Floor

Los Angeles, California 90024

(Address of principal executive offices, zip code)

(310) 586-5180

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC	WIFI
(Title of each class)	(Name of each exchange on which registered)	(Trading symbol)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s voting stock and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant’s most recently completed fiscal quarter was $929,616,225 based on the last reported sale price $22.59 per share on the NASDAQ Global Market on June 29, 2018, the last trading date of the most recently completed second fiscal quarter.

As of May 1, 2019, there were 43,985,167 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

Boingo Wireless, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 1, 2019. The purpose of this Amendment is to refile Exhibit 10.32, which was originally filed with the Form 10-K, to transition to the requirements set forth in Item 601(b) of Regulation S-K permitting registrants to omit confidential information from material contracts filed pursuant to Item 601(b)(10) without the need to submit a confidential treatment request to the Securities and Exchange Commission. The confidential information omitted from Exhibit 10.32 (i) is not material and (ii) would be competitively harmful if publicly disclosed.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.32, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15. EXHIBITS

(a)                                 The following documents are included as part of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 (“Form 10-K”).

(1)(2) Financial Statements.  See Index to Consolidated Financial Statements in Item 16 of the Form 10-K.

(3) Exhibits.  The following exhibits are filed herewith or incorporated by reference:

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2011.	S-1	04/13/2011	4.1

4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2

4.3	Indenture (including form of Note) with respect to the Company’s 1.00% Convertible Senior Notes due 2023, dated as of October 5, 2018, between the Company and Wilmington Trust, National Association, as trustee.	8-K	10/05/2018	4.1

10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1

10.2	Amended and Restated 2001 Stock Incentive Plan.†	S-1	01/14/2011	10.2

10.3	2001 Stock Incentive Plan Notice of Option Grant and Option Agreement.†	10-Q	08/04/2017	10.1

10.4	Form of Vesting Extension Agreement.†	8-K	02/03/2016	99.1

10.5	Amended and Restated 2011 Equity Incentive Plan.	10-Q	08/10/2015	10.1

10.6	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Performance Stock Units).†	10-Q	08/04/2017	10.2

10.7	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement.†	10-Q	08/04/2017	10.3

10.8	Letter agreement between the Registrant and David Hagan, dated April 11, 2011.†	S-1	04/13/2011	10.5

10.9	2010 Management Incentive Compensation Plan.†	S-1	01/14/2011	10.7

10.10	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith
10.11	Lease Amendment dated August 19, 2014 between CA-10960 Wilshire Limited Partnership and Registrant.	10-Q	11/10/2014	10.1

10.12	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.^	S-1	04/29/2011	10.9

10.13	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A

10.14	Amendment Agreement, dated December 31, 2014 between the Registrant and the City of Chicago.^	10-K	03/16/2015	10.11

10.15	2018 Amendment to License Agreement for Wireless Communications Access System between City of Chicago and Chicago Concourse Development Group, LLC, dated as of March 31, 2018.	10-Q/A	07/20/2018	10.1

10.16	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10

10.17	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	S-1	04/29/2011	10.10A

10.18	Supplemental Agreement, dated June 30, 2002 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.2

10.19	Supplemental Agreement, dated November 30, 2006 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.3

10.20	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.^	10-Q	11/12/2013	10.17

10.21	Supplemental Agreement, dated July 21, 2014 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC.^	10-Q	11/10/2014	10.4

10.22	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11

10.23	Letter agreement between the Registrant and Peter Hovenier, dated April 1, 2013.†	8-K	04/02/2013	10.1

10.24	Letter agreement between the Registrant and Dawn Callahan, dated January 1, 2013.†	10-K	03/17/2014	10.15

10.25	Letter agreement between the Registrant and Tom Tracey, dated September 23, 2011.†	10-K	03/17/2014	10.16

10.26	Letter agreement between the Registrant and Derek Peterson, dated January 30, 2013.†	10-K	03/17/2014	10.17

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith
10.27	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (2016 Performance Stock Units) under 2011 Equity Incentive Plan.†	8-K	02/03/2016	99.2

10.28	Cooperation Agreement, dated June 1, 2016, by and among Boingo Wireless, Inc., each of Ides Capital Management LP, Ides Capital Opportunities Fund, LP, Ides Capital Advisors LLC, Ides Capital Partners LP, Ides Capital GP LLC, Dianne McKeever, Robert Longnecker, and each of Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, Bradley S. Vizi and Raymond White.	8-K	06/01/2016	10.1

10.29	Asset Purchase Agreement, dated August 1, 2018, by and among Boingo Wireless, Inc., Boingo MDU, LLC, Elauwit Networks, LLC, Daniel McDonough, Jr., Barry Rubens and Taylor Jones and, solely with respect to Article VII, Elauwit, LLC and DragonRider Enterprises, LLC.	8-K	08/02/2018	10.1

10.30	Form of Base Capped Call Confirmation.	8-K	10/05/2018	99.1

10.31	Form of Additional Capped Call Confirmation.	8-K	10/05/2018	99.2

10.32	Credit Agreement between the Registrant and Bank of America, N.A.#				X

10.33	Letter agreement between the Registrant and Mike Finley, dated February 21, 2019.†	10-K	03/01/2019	10.33

14.1	Code of Ethics and Business Conduct.	8-K	11/02/2017	14.1

21.1	List of subsidiaries.	10-K	03/01/2019	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	03/01/2019	23.1

24.1	Power of Attorney (included in Signature Page)	10-K	03/01/2019	24.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document	10-K	03/01/2019	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	03/01/2019	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/01/2019	101.CAL

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/01/2019	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	03/01/2019	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/01/2019	101.PRE

*                Furnished as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

^               Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. These portions have been submitted separately to the Securities and Exchange Commission.

#                Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

†                 Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May 2019.

BOINGO WIRELESS, INC.

By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board