Form 10-Q
period 2019-03-31
BOINGO WIRELESS INC
filed 2019-05-10
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 3, 2019, there were 43,985,167 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$69,016	$149,412
Marketable securities	36,888	—
Accounts receivable, net	38,434	42,766
Prepaid expenses and other current assets	8,823	7,815
Total current assets	153,161	199,993
Property and equipment, net	329,734	314,179
Operating lease right-of-use assets	16,478	—
Goodwill	58,890	59,640
Intangible assets, net	18,021	19,152
Other assets	10,784	9,936
Total assets	$587,068	$602,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,829	$21,543
Accrued expenses and other liabilities	57,765	62,653
Deferred revenue	68,351	80,383
Current portion of operating leases	2,736	—
Current portion of long-term debt	778	—
Current portion of finance leases	3,843	4,201
Current portion of notes payable	2,204	2,411
Total current liabilities	161,506	171,191
Deferred revenue, net of current portion	149,675	137,205
Long-term portion of operating leases	18,915	—
Long-term debt	156,411	151,670
Long-term portion of finance leases	2,475	3,293
Long-term portion of notes payable	1,148	1,618
Deferred tax liabilities	1,132	1,073
Other liabilities	1,268	6,728
Total liabilities	492,530	472,778

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 43,979 and 42,669 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	228,805	259,132
Accumulated deficit	(135,083)	(129,930)
Accumulated other comprehensive loss	(1,317)	(1,295)
Total common stockholders’ equity	92,409	127,911
Non-controlling interests	2,129	2,211
Total stockholders’ equity	94,538	130,122
Total liabilities and stockholders’ equity	$587,068	$602,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenue	$66,473	$58,159
Costs and operating expenses:
Network access	31,411	26,565
Network operations	14,142	12,846
Development and technology	8,999	7,425
Selling and marketing	5,867	5,463
General and administrative	8,294	7,699
Amortization of intangible assets	1,131	727
Total costs and operating expenses	69,844	60,725
Loss from operations	(3,371)	(2,566)
Interest and other expense, net	(1,676)	(79)
Loss before income taxes	(5,047)	(2,645)
Income tax expense	192	128
Net loss	(5,239)	(2,773)
Net (loss) income attributable to non-controlling interests	(86)	456
Net loss attributable to common stockholders	$(5,153)	$(3,229)

Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.08)
Diluted	$(0.12)	$(0.08)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	43,527	41,330
Diluted	43,527	41,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018

Net loss	$(5,239)	$(2,773)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(34)	(4)
Unrealized gain on marketable securities	16	—
Comprehensive loss	(5,257)	(2,777)
Comprehensive (loss) income attributable to non-controlling interest	(82)	453
Comprehensive loss attributable to common stockholders	$(5,175)	$(3,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2018	42,669	$4	$259,132	$(129,930)	$(1,295)	$2,211	$130,122
Issuance of common stock under stock incentive plans	1,310	—	6	—	—	—	6
Shares withheld for taxes	—	—	(32,907)	—	—	—	(32,907)
Stock-based compensation expense	—	—	2,574	—	—	—	2,574
Net loss	—	—	—	(5,153)	—	(86)	(5,239)
Other comprehensive loss	—	—	—	—	(22)	4	(18)
Balance at March 31, 2019	43,979	$4	$228,805	$(135,083)	$(1,317)	$2,129	$94,538

Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030
Issuance of common stock under stock incentive plans	758	—	4,228	—	—	—	4,228
Shares withheld for taxes	—	—	(6,340)	—	—	—	(6,340)
Stock-based compensation expense	—	—	3,312	—	—	—	3,312
Cumulative effect of a change in accounting principle	—	—	—	3,257	—	69	3,326
Net loss	—	—	—	(3,229)	—	456	(2,773)
Other comprehensive loss	—	—	—	—	(1)	(3)	(4)
Balance at March 31, 2018	41,753	$4	$231,879	$(131,939)	$(899)	$1,734	$100,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(5,239)	$(2,773)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,009	20,606
Amortization of intangible assets	1,131	727
Impairment loss and loss on disposal of fixed assets and intangible assets held for sale, net	91	70
Stock-based compensation	2,344	3,126
Amortization of deferred financing costs and debt discount, net of amounts capitalized	2,256	—
Amortization of operating lease right-of-use assets	438	—
Unrealized gains and amortization of premiums/discounts for marketable securities	(207)	—
Changes in operating assets and liabilities:
Accounts receivable	4,307	(3,799)
Prepaid expenses and other assets	(13)	551
Accounts payable	1,397	706
Accrued expenses and other liabilities	(1,481)	1,014
Deferred revenue	439	(2,958)
Operating lease liabilities	(729)	—
Net cash provided by operating activities	23,743	17,270
Cash flows from investing activities
Purchases of marketable securities	(36,665)	—
Purchases of property and equipment	(32,390)	(21,117)
Net cash used in investing activities	(69,055)	(21,117)
Cash flows from financing activities
Debt issuance costs	(1,687)	—
Proceeds from credit facility	3,500	—
Principal payments on credit facility	(194)	(219)
Payments of acquisition related consideration	(1,952)	—
Proceeds from exercise of stock options	6	4,228
Payments of finance leases and notes payable	(1,853)	(1,450)
Payments of withholding tax on net issuance of restricted stock units	(32,907)	(6,340)
Net cash used in financing activities	(35,087)	(3,781)
Effect of exchange rates on cash	3	7
Net decrease in cash, cash equivalents, and restricted cash	(80,396)	(7,621)
Cash and cash equivalents at beginning of period	149,412	26,685
Cash, cash equivalents, and restricted cash at end of period	$69,016	$19,064
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs included in accounts payable, accrued expenses and other liabilities	$39,309	$20,377
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$—	$1,930
Capitalized stock-based compensation included in property and equipment costs	$230	$186
Purchase price for business acquisition included in accrued expenses and other liabilities	$2,961	$—
Debt issuance costs included in accrued expenses and other liabilities	$125	$—
Financed sale of intangible assets held for sale	$311	$—

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 contained in our annual report on Form 10-K filed with the SEC on March 1, 2019. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations and cash flows for the three months ended March 31, 2019 and 2018, and our financial position as of March 31, 2019. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. The standard is effective for interim and annual periods beginning after December 15, 2018. We adopted ASU 2018-07 on January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases, which was codified into Accounting Standards Codification (“ASC”) 842, Leases. ASC 842 requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months on the balance sheet. Under ASC 842, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. On January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach. ASC 842 permits two methods of adoption and we elected to apply the guidance to each lease that had commenced as of January 1, 2019 with a cumulative-effect adjustment to the opening balance of retained earnings as of that date. ASC 842 permits various optional transition practical expedients. The discount rate used to calculate the present value of the future payments was determined as of January 1, 2019 for existing lease contracts and was generally based on our incremental borrowing rate as of January 1, 2019 commensurate with the remaining lease term. We also elected the package of practical expedients which included the following: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess initial direct costs for any existing leases. The standard had a material impact on our condensed consolidated balance sheet but did not have an impact on our condensed consolidated statement of operations and our condensed consolidated statement of cash flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and liabilities related to our operating leases, while our accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of $16,916 of operating lease ROU assets and $22,338 of operating lease ROU liabilities as of January 1, 2019.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At March 31, 2019, we had $36,888 in marketable securities. We had no marketable securities at December 31, 2018.

Marketable securities are reported at fair value with the related unrealized gains and losses reported as other comprehensive income (loss) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. No significant unrealized gains and losses have been reported during the periods presented. Factors considered by us in assessing whether an other-than-temporary impairment has occurred include the nature of the investment, whether the decline in fair value is attributable to specific adverse conditions affecting the investment, the financial condition of the investee, the severity and the duration of the impairment and whether we have the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. Any realized gains or losses on the sale of investments are reflected as a component of interest and other expense, net.

For the three months ended March 31, 2019 and 2018, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of March 31, 2019, we had $16 of cumulative unrealized gains, net of tax, which was $0 as of March 31, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended March 31,
	2019	2018
Revenue:
Military/multifamily	$25,897	$15,854
DAS	24,095	23,645
Wholesale—Wi-Fi	11,020	11,149
Retail	3,926	5,310
Advertising and other	1,535	2,201
Total revenue	$66,473	$58,159

Revenue recognition

We generate revenue from several sources including: (i) military and retail customers under subscription plans for month-to-month network access that automatically renew, and military and retail single-use access from sales of hourly, daily or other single- use access plans, (ii) arrangements with property owners for multifamily properties that provide for network installation and monthly Wi-Fi services and support for residents and employees, (iii) DAS customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (iv) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (v) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

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

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS, multifamily, and wholesale Wi-Fi contracts in our condensed consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our wholesale Wi-Fi contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing. Our multifamily contracts can be presented as either contract liabilities or contract assets primarily as a result of timing of invoicing for the network installations.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three months ended March 31, 2019 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

Military and retail

Military and retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign up for our subscription or single-use Wi-Fi network access services. Our military and retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi services, together with performance of standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi network. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our military and retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is cancellable within 5 days’ notice prior to the end of the then current term by either party.

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

DAS

We enter into long-term contracts with telecom operators at our managed and operated locations. The initial term of our contracts with telecom operators generally range from five to twenty years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our DAS customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS or small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We believe that a material right generally does not exist for our DAS customer contracts that contain renewal options because the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain such exclusive DAS service provider. Our contracts also provide our DAS customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services depends entirely on the market rate of such services at the time such services are requested and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal. Periodically, we install and sell DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of operating and finance leases, and long-term portion of operating and finance leases in our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of operating and finance leases, and long-term portion of operating and finance leases in our condensed consolidated balance sheets.

Operating and finance lease ROU assets and ROU liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for the asset classes maintained. We exclude short-term leases with a lease term of 12 months or less at commencement date from our condensed consolidated balance sheets.

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

As of March 31, 2019, we had an immaterial amount of unremitted earnings in our subsidiaries located outside of the U.S. for which state taxes have not been paid. Our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state income taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Company had $(1,333) and $(1,295), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of March 31, 2019 and December 31, 2018 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

The functional currency for our other foreign subsidiaries is the U.S. dollar. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the condensed consolidated statements of operations.

Use of estimates

The preparation of accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, uncertain tax positions, useful lives associated with property and equipment, valuation of ROU assets and ROU liabilities, valuation and useful lives of intangible assets, valuation of contingent consideration, contract assets and contract liabilities including estimates of variable consideration, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $29,537, which includes contingent consideration fair valued at $961. At the closing date, we paid cash of $15,576. $13,000 of the purchase price was held back for the following: (i) $11,000 held back for third-party consents not obtained at closing for certain customer agreements, which will be released as Elauwit delivers third-party consents with respect to such customer agreements; and (ii) a $2,000 indemnification holdback that is being retained for a period of 12 months following the closing of the acquisition. In 2018, we paid $9,048 of the amounts held back for third-party consents. We paid the remaining $1,952 for amounts held back for third-party consents in January 2019. The contingent consideration could require payments in the aggregate amount of up to $15,000 that would be due and payable subject to certain conditions and the successful achievement of annual revenue targets for the acquired business during the 2019 and 2020 fiscal years. The contingent consideration is subject to acceleration under certain corporate events.

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

The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, and loss-of-revenue methods using discount rates ranging from 8.0% to 21.0% and a 1.0% royalty rate, where applicable, except for certain backlog intangible assets held for sale that were valued at fair value less costs to sell using a discount rate of 8%. The amortizable intangible assets held for use are being amortized on a straight-line basis over their estimated useful lives. Intangible assets held for sale are not amortized. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is deductible for tax purposes. The goodwill arising from the Elauwit acquisition is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Elauwit with us.

ASC 805 provides for a measurement period not to exceed one year from the acquisition date to adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. During the three months ended March 31, 2019, we recorded a measurement period adjustment to increase the value of backlog intangible assets held for sale and decrease goodwill by $750 as a result of the identification of additional assets that were acquired. Intangible assets held for sale are included within prepaid expenses and other current assets on the condensed consolidated balance sheets. To date, we have not recorded any other material measurement period adjustments. The following summarizes the preliminary purchase price allocation:

	Estimated Fair Value	Weighted Average Estimated Useful Life (years)
Consideration:
Cash paid	$15,576
Holdback consideration	13,000
Contingent consideration	961
Total consideration	$29,537
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$4,494
Prepaid expenses and other current assets	1,687
Property and equipment	195
Other non-current assets	177
Accounts payable	(2,049)
Accrued expenses and other liabilities	(683)
Deferred revenue	(3,854)
Other non-current liabilities	(307)
Net tangible liabilities acquired	(340)
Backlog	7,030	5.0
Backlog - held for sale	750	—
Customer relationships	2,490	10.0
Partner relationships	1,200	10.0
Transition services agreement	540	2.0
Non-compete agreement	1,380	3.0
Goodwill	16,487
Total purchase price	$29,537

The following table presents the results of Elauwit included in the Company’s revenue and net loss:

	Three Months Ended March 31,
	2019	2018
Revenue	$7,420	$—
Net loss	(2,357)	—

Pro forma results (Unaudited)

The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2018 as if the acquisition of Elauwit had occurred on January 1, 2017 and therefore includes Elauwit’s revenue and net income (loss), as adjusted, for such period. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2017. Income taxes were calculated based on the effective tax rate for 2018, excluding the tax effects on the equity component of Convertible Notes recorded in 2018. Acquisition transaction costs have been excluded from the pro forma net loss.

Three Months Ended March 31, 2018
Revenue	$64,546
Net loss	(3,399)
Net loss attributable to common stockholders	(3,848)
Net loss per share attributable to common stockholders
Basic	$(0.09)
Diluted	$(0.09)

4. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	March 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$4,611	$11,689
Money market accounts	59,910	137,723
Marketable securities	4,495	—
Total cash and cash equivalents	$69,016	$149,412
Short-term marketable securities—available-for-sale:
Marketable securities	$36,888	$—
Total short-term marketable securities	$36,888	$—

All contractual maturities of marketable securities were less than one year at March 31, 2019. Marketable securities consist primarily of debt securities which include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. For the three months ended March 31, 2019 and 2018, interest income was $714 and $8, respectively, which is included in interest and other expense, net in the accompanying condensed consolidated statements of operations.

5. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net and contract liability, net balances from contracts with customers for the three months ended March 31, 2019 are as follows:

	Contract assets, net	Contract liabilities, net
Balance at December 31, 2018	$468	$217,733
Balance at March 31, 2019	1,117	218,029
Change	$649	$296

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

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three months ended March 31, 2019 include the following:

Three Months Ended March 31, 2019
Amounts included in the beginning of period contract liability balance	$28,871
Amounts associated with performance obligations satisfied in previous periods	294

As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $202,993. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2019, our DAS contracts have a remaining duration of less than one year to approximately fifteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $9,863. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2019, our wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately fifteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our multifamily customers and monthly service contracts.

6. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	March 31, 2019	December 31, 2018
Leasehold improvements	$485,162	$474,808
Construction in progress	61,080	40,369
Software	53,971	51,534
Computer equipment	15,257	14,215
Furniture, fixtures and office equipment	2,144	2,141
Total property and equipment	617,614	583,067
Less: accumulated depreciation and amortization	(287,880)	(268,888)
Total property and equipment, net	$329,734	$314,179

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Network access	$11,582	$13,587
Network operations	4,386	4,256
Development and technology	2,779	2,508
General and administrative	262	255
Total depreciation and amortization of property and equipment	$19,009	$20,606

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued construction in progress	$21,035	20,930
Accrued customer liabilities	14,445	$15,219
Revenue share	5,251	5,514
Accrued taxes	3,397	2,745
Salaries and wages	2,802	4,425
Holdback consideration	2,000	2,000
Accrued partner network	1,331	1,228
Accrued professional fees	1,298	1,434
Acquisition purchase consideration	—	1,952
Other	6,206	7,206
Total accrued expenses and other liabilities	$57,765	$62,653

8. Convertible Notes

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

The following table summarizes the Convertible Notes as of March 31, 2019:

March 31, 2019
Par value of the Convertible Notes	$201,250
Unamortized debt discounts	(43,052)
Unamortized debt issuance costs	(4,315)
Net carrying value of Convertible Notes	$153,883

The fair value of our Convertible Notes was $181,552 as of March 31, 2019. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of March 28, 2019 and is classified as Level 2 in the fair value hierarchy. As of March 31, 2019, the if-converted value of the Convertible Notes did not exceed the principal amount.

Debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest and other expense, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019. The following table sets forth interest expense related to the Convertible Notes for the three months ended March 31, 2019:

March 31, 2019
Contractual interest expense	$503
Amortization of debt issuance costs	208
Amortization of debt discount	2,006
Total	$2,717
Effective interest rate of the liability component	7.1%

During the three months ended March 31, 2019, we capitalized $465 of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt discount and debt issuance costs through 2023 are as follows:

	Debt Discounts	Debt Issuance Costs
April 1, 2019—December 31, 2019	$6,239	$642
January 1, 2020—December 31, 2020	8,864	901
January 1, 2021—December 31, 2021	9,528	955
January 1, 2022—December 31, 2022	10,241	1,015
January 1, 2023—December 31, 2023	8,180	802
	$43,052	$4,315

9. Credit Facility

In February 2019, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, Bank of the West, Zions Bancorporation, N.A. dba California Bank & Trust, and Barclays Bank PLC (the “Lenders”), for a secured credit facility in the form of a revolving line of credit of up to $150,000 (the “Revolving Line of Credit”) and a term loan of $3,500 (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). We may use borrowings under the Credit Facility for general working capital and corporate purposes. In general, amounts borrowed under the Credit Facility are secured by a lien against all assets, with certain exclusions.

As of March 31, 2019, we had no amounts outstanding under the Revolving Line of Credit and $3,306 outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums.

Principal payments due under our Term Loan through 2023 are as follows:

Principal Payments
April 1, 2019—December 31, 2019	$583
January 1, 2020—December 31, 2020	778
January 1, 2021—December 31, 2021	778
January 1, 2022—December 31, 2022	778
January 1, 2023—December 31, 2023	389
$3,306

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, are included in interest and other expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019. Amortization and interest expense expensed during the three months ended March 31, 2019 amounted to $56. The interest rate for the Credit Facility for the three months ended March 31, 2019 was 4.2%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization Expense
April 1, 2019—December 31, 2019	$343
January 1, 2020—December 31, 2020	457
January 1, 2021—December 31, 2021	457
January 1, 2022—December 31, 2022	457
January 1, 2023—December 31, 2023	120
$1,834

10. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to nine years and our finance leases have remaining lease terms of one month to two years. Some of our operating leases may include one or more options to renew and can extend the lease term from 1 year to 10 years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2019, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $3,809.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease expense	$885
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	524
Interest on lease liabilities	56
Total finance lease expense	$580

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(977)
Operating cash flows from finance leases	(56)
Financing cash flows from finance leases	(1,176)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16,916

Operating lease ROU assets obtained in exchange for lease obligations include the effects of the adoption of ASC 842 effective January 1, 2019.

Other information related to leases was as follows:

March 31, 2019
Weighted average remaining lease term:
Operating leases	6.8 years
Financing leases	1.7 years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	3.2%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 as presented in accordance with ASC 842 were as follows:

	Operating Leases	Finance Leases
April 1, 2019 – December 31, 2019	$2,739	$3,142
January 1, 2020—December 31, 2020	3,609	2,784
January 1, 2021—December 31, 2021	3,508	574
January 1, 2022—December 31, 2022	3,541	—
January 1, 2023—December 31, 2023	3,626	—
January 1, 2024—December 31, 2024	3,639	—
Thereafter	5,235	—
Total future minimum lease payments	25,897	6,500
Less: Imputed interest	(4,246)	(182)
Total	21,651	6,318
Current portion of operating and finance leases	2,736	3,843
Long-term portion of operating and finance leases	$18,915	$2,475

Future minimum lease payments under non-cancellable leases as of December 31, 2018 as presented in accordance with ASC 840, Leases, were as follows:

	Operating Leases	Capital Leases
January 1, 2019 – December 31, 2019	$3,573	$4,373
January 1, 2020—December 31, 2020	3,456	2,783
January 1, 2021—December 31, 2021	3,385	574
January 1, 2022—December 31, 2022	3,414	—
January 1, 2023—December 31, 2023	3,495	—
Thereafter	8,835	—
Minimum lease payments	$26,158	7,730
Less: Amounts representing interest ranging from 1.3% to 7.7%		(236)
Minimum lease payments		7,494
Current portion of capital leases		4,201
Long-term portion of capital leases		$3,293

11. Notes payable

We enter into financed maintenance arrangements for some of our leased data communication equipment. Future minimum lease payments under notes payable as of March 31, 2019 were as follows:

Notes Payable
April 1, 2019 – December 31, 2019	$1,775
January 1, 2020—December 31, 2020	1,541
January 1, 2021—December 31, 2021	95
Total future minimum payments	3,411
Less: Imputed interest	(59)
Total	3,352
Current portion of note payable	2,204
Long-term portion of notes payable	$1,148

12. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$59,910	$—	$—	$59,910
Marketable securities	4,463	36,920	—	41,383
Total assets	$64,373	$36,920	$—	$101,293
Liabilities:
Contingent consideration	$—	$—	$961	$961
Total liabilities	$—	$—	$961	$961

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$137,723	$—	$—	$137,723
Total assets	$137,723	$—	$—	$137,723
Liabilities:
Contingent consideration	$—	$—	$961	$961
Total liabilities	$—	$—	$961	$961

Our marketable securities utilize Level 1 and Level 2 inputs and consist primarily of corporate securities, which primarily include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. We have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturities are classified as Level 2 securities. The fair value of our fixed maturity marketable securities is derived through the use of a third-party pricing source using recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data.

The Company’s contingent consideration obligation was initially recorded at fair value and the Company will revalue this obligation each reporting period until the related contingencies are resolved. The fair value measurement is estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to achievement of estimated annual sales and are reviewed quarterly. Significant changes to estimated annual sales and discount rates would result in corresponding changes in the fair value of this obligation. There were no significant changes to the fair value of our contingent consideration liabilities during the three months ended March 31, 2019. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration categorized as Level 3:

Balance, December 31, 2018	$961
Payment of contingent consideration	—
Change in fair value	—
Balance, March 31, 2019	$961

13. Income taxes

Income tax expense of $192 and $128 reflects an effective tax rate of 3.8% and 4.8% for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three months ended March 31, 2019 and 2018.

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

14. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2019, we have Letters of Credit totaling $12,498 that are scheduled to expire or renew over the next two years. There have been no drafts drawn under these Letters of Credit as of March 31, 2019.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of March 31, 2019, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the condensed consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

15. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of March 31, 2019, options to purchase approximately 290,000 shares of common stock and RSUs covering approximately 970,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Network operations	$506	$537
Development and technology	303	278
Selling and marketing	529	473
General and administrative	1,006	1,838
Total stock-based compensation expense	$2,344	$3,126

During the three months ended March 31, 2019 and 2018, we capitalized $230 and $186, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contract Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	304	$7.49	3.8	$3,970
Exercised	(4)	$2.01
Canceled/forfeited	—	$—
Outstanding and exercisable at March 31, 2019	300	$7.55	3.6	$4,766

Restricted stock unit awards

We grant service-based RSUs to executive and non-executive personnel and non-employee directors. The service-based RSUs granted to executive and non-executive personnel generally vest over a three-year period subject to continuous service on each vesting date. The service-based RSUs for our non-employee directors generally vest over a one-year period for existing members and 33.3% per year over a three-year period for new members subject to continuous service on each vesting date.

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s revenue growth, Adjusted EBITDA growth, and/or relative total stockholder return achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

A summary of the RSU activity is as follows:

	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2018	3,119	$8.60
Granted(1)	517	$23.36
Vested	(2,656)	$6.58
Canceled/forfeited	(10)	$25.51
Non-vested at March 31, 2019	970	$21.80

(1)         The RSUs granted to all of our named executive officers in 2017 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In February 2019, our Compensation Committee determined actual achievement of the 2017 performance-based RSUs resulting in additional RSUs granted of approximately 29,000 at a grant-date fair value of $11.94 per share during the three months ended March 31, 2019.

During the three months ended March 31, 2019, approximately 2,656,000 shares of RSUs vested. The Company issued approximately 1,306,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

16. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(5,153)	$(3,229)
Denominator:
Weighted average common stock, basic and diluted	43,527	41,330
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.08)

For the three months ended March 31, 2019 and 2018, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period. For the three months ended March 31, 2019, we also excluded the shares that would be issuable assuming conversion of the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive. Diluted EPS for our Convertible Notes is calculated under the treasury method in accordance with ASC 260, Earnings Per Share.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three months ended March 31, 2019. As of March 31, 2019, the remaining approved amount for repurchases was approximately $5,180.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities Exchange Commission on March 1, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Boingo helps the world stay connected to the people and things they love.

We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums/arenas, military bases, multifamily properties, universities, convention centers, and office campuses; we build high-quality wireless networks such as distributed antenna systems (“DAS”), Wi-Fi, and small cells at those venues; and we monetize the wireless networks through a number of products and services.

Over the past 17 years, we’ve built a global footprint of wireless networks that we estimate reaches more than a billion consumers annually. We operate 59 DAS networks containing approximately 31,100 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.2 million commercial Wi-Fi hotspots in more than 100 countries around the world.

We generate revenue from our wireless networks in a number of ways, including our multifamily, DAS, small cells and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

Military/multifamily revenue, which is driven by military personnel who purchase Wi-Fi services on military bases, and multifamily revenue, which is driven by property owners who purchase network installation services and recurring monthly Wi-Fi services and support, accounted for approximately 39% of our total revenue for the three months ended March 31, 2019. As of March 31, 2019, we have grown our military subscriber base to approximately 147,000, an increase of approximately 3.5% over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 6% of our total revenue for the three months ended March 31, 2019. As of March 31, 2019, our retail subscriber base was approximately 113,000, a decrease of approximately 32.7% over the prior year comparative period.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended March 31, 2019, DAS revenue accounted for approximately 36% of our revenue.

Our wholesale customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended March 31, 2019, wholesale Wi-Fi revenue accounted for approximately 17% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended March 31, 2019, advertising and other revenue accounted for approximately 2% of our revenue.

Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of sales typically occurring in the fourth quarter of each year and the lowest percentage of sales occurring in the first quarter of each year. Our multifamily network installation services have historically been performed for the student housing market with the highest percentage of revenues typically occurring in the third quarter of each year. We expect these trends to continue. We do not expect significant seasonal impact for any of our other products.

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

Revenue

Our revenue consists of military/multifamily revenue, retail revenue, DAS revenue, wholesale Wi-Fi revenue, and advertising and other revenue.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (in thousands)
Consolidated Statement of Operations Data:
Revenue	$66,473	$58,159
Costs and operating expenses:
Network access	31,411	26,565
Network operations	14,142	12,846
Development and technology	8,999	7,425
Selling and marketing	5,867	5,463
General and administrative	8,294	7,699
Amortization of intangible assets	1,131	727
Total costs and operating expenses	69,844	60,725
Loss from operations	(3,371)	(2,566)
Interest and other expense, net	(1,676)	(79)
Loss before income taxes	(5,047)	(2,645)
Income tax expense	192	128
Net loss	(5,239)	(2,773)
Net (loss) income attributable to non-controlling interests	(86)	456
Net loss attributable to common stockholders	$(5,153)	$(3,229)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (in thousands)
Network access	$11,582	$13,587
Network operations	4,386	4,256
Development and technology	2,779	2,508
General and administrative	262	255
Total(1)	$19,009	$20,606

(1)         The $1.6 million decrease in depreciation and amortization of property and equipment for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, is primarily due to the $2.0 million decrease in depreciation expense related to certain DAS build-out projects that were depreciated over a longer estimated useful life resulting from the successful extension of certain venue agreements, which was partially offset by depreciation expense for new DAS build-out projects that were completed and launched in 2018 and 2019.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (in thousands)
Network operations	$506	$537
Development and technology	303	278
Selling and marketing	529	473
General and administrative	1,006	1,838
Total(2)	$2,344	$3,126

(2)         The $0.8 million decrease in stock compensation expense for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, is primarily due to the decrease in stock-based compensation expense related to the multi-year 2016 RSUs for our previous Chief Executive Officer and Chief Financial Officer, which became fully vested in February 2019. No similar multi-year RSUs were granted to any of our executives after 2016. During each of the three months ended March 31, 2019 and 2018, we capitalized $0.2 million of stock-based compensation expense.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	47.3	45.7
Network operations	21.3	22.1
Development and technology	13.5	12.8
Selling and marketing	8.8	9.4
General and administrative	12.5	13.2
Amortization of intangible assets	1.7	1.3
Total costs and operating expenses	105.1	104.4
Loss from operations	(5.1)	(4.4)
Interest and other expense, net	(2.5)	(0.1)
Loss before income taxes	(7.6)	(4.5)
Income tax expense	0.3	0.2
Net loss	(7.9)	(4.8)
Net (loss) income attributable to non-controlling interests	(0.1)	0.8
Net loss attributable to common stockholders	(7.8)%	(5.6)%

Three Months ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
Military/multifamily	$25,897	$15,854	$10,043	63.3
DAS	24,095	23,645	450	1.9
Wholesale—Wi-Fi	11,020	11,149	(129)	(1.2)
Retail	3,926	5,310	(1,384)	(26.1)
Advertising and other	1,535	2,201	(666)	(30.3)
Total revenue	$66,473	$58,159	$8,314	14.3

Key business metrics:
DAS nodes	31.1	24.2	6.9	28.5
Subscribers—military	147	142	5	3.5
Subscribers—retail	113	168	(55)	(32.7)
Connects	78,625	65,901	12,724	19.3

Military/multifamily.  Military/multifamily revenue increased $10.0 million, or 63.3%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to a $7.4 million increase in multifamily revenues resulting from our Elauwit Networks, LLC acquisition in August 2018, and a $2.6 million increase in military subscriber revenue, which was driven primarily by the increase in military subscribers and a 11.9% increase in the average monthly revenue per military subscriber in 2019 compared to 2018.

DAS.  DAS revenue increased $0.5 million, or 1.9%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to a $1.4 million increase in access fees from our telecom operators. The increase was partially offset by a $0.9 million decrease from build-out projects in our managed and operated locations, which was primarily due to the successful renewal of certain of our customer contracts resulting in the reamortization of the remaining deferred build revenues over a longer contract term.

Wholesale—Wi-Fi.  Wholesale Wi-Fi revenue decreased $0.1 million, or 1.2% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to a $0.5 million decrease in partner usage based fees, which was partially offset by a $0.4 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail.  Retail revenue decreased $1.4 million, or 26.1%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to a $1.1 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers, and a $0.3 million decrease in retail single-use revenue.

Advertising and other.  Advertising and other revenue decreased $0.7 million , or 30.3%  for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to a $0.7 million decrease in advertising sales at our managed and operated locations resulting from an decrease in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$31,411	$26,565	$4,846	18.2
Network operations	14,142	12,846	1,296	10.1
Development and technology	8,999	7,425	1,574	21.2
Selling and marketing	5,867	5,463	404	7.4
General and administrative	8,294	7,699	595	7.7
Amortization of intangible assets	1,131	727	404	55.6
Total costs and operating expenses	$69,844	$60,725	$9,119	15.0

Network access. Network access costs increased $4.8 million, or 18.2%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase is due to a $6.1 million increase in direct cost of sales and a $0.7 million increase in other costs of revenue. The increases were partially offset by a $2.0 million decrease in depreciation expense. Network access costs include $6.2 million of expenses related to our multifamily operations, which we acquired in August 2018 in the Elauwit acquisition.

Network operations. Network operations expenses increased $1.3 million, or 10.1%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a $1.1 million increase in personnel related expenses and a $0.3 million increase in network maintenance expenses. Network operations include $1.0 million of expenses related to our multifamily operations, which we acquired in August 2018.

Development and technology. Development and technology expenses increased $1.6 million, or 21.2%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a $0.4 million increase in personnel related expenses, a $0.3 million in hardware and software maintenance expenses, a $0.3 million increase in depreciation expense related to our increased fixed assets, and a $0.2 million increase in consulting expenses. Development and technology expenses include $0.4 million of expenses related to our multifamily operations, which we acquired in August 2018.

Selling and marketing. Selling and marketing expenses increased $0.4 million, or 7.4%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a $0.5 million increase in personnel related expenses. Selling and marketing expenses include $0.5 million of expenses related to our multifamily operations, which we acquired in August 2018.

General and administrative.  General and administrative expenses increased $0.6 million, or 7.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a $0.3 million increase in personnel related expenses, which is inclusive of the $0.8 million decrease in stock-based compensation expense and the federal, state, and local employment payroll taxes related to our RSUs that vested during the period. General and administrative expenses include $0.8 million of expenses related to our multifamily operations, which we acquired in August 2018.

Amortization of intangible assets.  Amortization of intangible assets expense increased $0.4 million, or 55.6% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the $0.6 million increase resulting from our Elauwit acquisition in August 2018.

Interest and Other Expense, Net

Interest and other expense increased $1.6 million, or 2,021.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to interest expense incurred related to the Convertible Notes we issued in October 2018, which was partially offset by increased interest income related to our higher cash and cash equivalents and marketable securities balances in 2019 compared to 2018. During the three months ended March 31, 2019 and 2018, we capitalized $0.5 million and $0.1 million, respectively, of interest expense.

Income Tax Expense

There were no significant changes in income tax expense and our effective tax rate for the three months ended March 31, 2019, as compared to the three months ended and March 31, 2018.

Non-controlling Interests

Non-controlling interests decreased $0.5 million, or 118.9% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018, primarily due to the $9.1 million increase in costs and operating expenses and the $1.6 million increase in interest and other expense, net. The increases were partially offset by the $8.3 million increase in revenues and the $0.5 million decrease in non-controlling interests. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (in thousands)
Net loss attributable to common stockholders	$(5,153)	$(3,229)
Depreciation and amortization of property and equipment	19,009	20,606
Stock-based compensation expense	2,344	3,126
Amortization of intangible assets	1,131	727
Income tax expense	192	128
Interest and other expense, net	1,676	79
Non-controlling interests	(86)	456
Adjusted EBITDA	$19,113	$21,893

Adjusted EBITDA was $19.1 million for the three months ended March 31, 2019, a decrease of 12.7% from $21.9 million recorded in the three months ended March 31, 2018. As a percent of revenue, Adjusted EBITDA was 28.8% for the three months ended March 31, 2019, down from 37.6% of revenue for the three months ended March 31, 2018. The Adjusted EBITDA decrease was due primarily to the $1.9 million increase in our net loss attributable to common stockholders, the $1.2 million decrease in depreciation and amortization expense, the $0.8 million decrease in stock based compensation expense and the $0.5 million decrease in non-controlling interests, which were partially offset by the $1.6 million increase in interest and other expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of March 31, 2019 consisted of $69.0 million of cash and cash equivalents, $36.9 million of marketable securities, $150.0 million available for borrowing under our Credit Facility, $12.5 million of which is reserved for our outstanding Letter of Credit Authorization agreements. As of March 31, 2019, we had $3.3 million outstanding under the Term Loan, and we had no amounts outstanding under the Revolving Line of Credit.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2019 were $32.4 million, of which $24.6 million was reimbursed through revenue for DAS build-out projects from our telecom operators.

In February 2019, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, Bank of the West, Zions Bancorporation, N.A. dba California Bank & Trust, and Barclays Bank PLC (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $150.0 million (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Our Credit Facility will mature on April 3, 2023. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit.

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

We believe that our existing cash and cash equivalents, marketable securities, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2019 will range from $100.0 million to $120.0 million, including $75.0 million to $90.0 million of capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2019 capital expenditures will be used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues.

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

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of March 31, 2019 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of March 31, 2019 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

The following table sets forth cash flow data for the three months ended March 31:

	2019	2018
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$23,743	$17,270
Net cash used in investing activities	(69,055)	(21,117)
Net cash used in financing activities	(35,087)	(3,781)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2019, we generated $23.7 million of net cash from operating activities, an increase of $6.5 million from 2018. The increase is primarily due to an $8.4 million change in our operating assets and liabilities, which is primarily driven by a higher rate of cash collections and invoicing for our DAS build-out projects and a $2.3 million increase in the addback for amortization of deferred financing costs and debt discounts. The changes were partially offset by a $2.5 million increase in our net loss, a $1.2 million decrease in depreciation and amortization expenses, and a $0.8 million decrease in stock-based compensation expenses in 2019.

Net Cash Used in Investing Activities

For the three months ended March 31, 2019, we used $69.1 million in investing activities, an increase of $47.9 million from 2018. The increase is due to a $36.7 million increase in purchases of marketable securities and an $11.3 million increase in purchases of property and equipment.

Net Cash Used in Financing Activities

For the three months ended March 31, 2019, we used $35.1 million of cash in financing activities, an increase of $31.3 million from 2018. This increase is due to a $26.6 million increase in payments for federal, state, and local employment payroll taxes related to our RSUs that vested during the period, a $4.2 million decrease in proceeds from exercise of stock options, a $2.0 million increase in cash paid for business acquisitions, a $1.7 million increase in cash paid for debt issuance costs, and a $0.4 million increase in principal payments for our finance leases and notes payable. The changes were partially offset by a $3.5 million increase in proceeds from our Credit Facility.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of March 31, 2019:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$48,043	$12,951	$16,178	$10,754	$8,160
Operating and finance leases(2)	27,969	6,579	7,788	6,076	7,526
Open purchase commitments(3)	34,936	34,710	226	—	—
Convertible Notes(4)	201,250	—	—	201,250	—
Credit Facility(5)	3,306	778	1,556	972	—
Notes payable(6)	3,352	2,204	1,148	—	—
Total	$318,856	$57,222	$26,896	$219,052	$15,686

(1)         Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports.

(2)         Non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software.

(3)         Open purchase commitments for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2019 as we have not received the related goods or services.

(4)         Long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt.

(5)         Debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments.

(6)         Payments under notes payable related to purchases of prepaid maintenance service.

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

Critical Accounting Policies and Estimates

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of operating and finance leases, and long-term portion of operating and finance leases in our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of operating and finance leases, and long-term portion of operating and finance leases in our condensed consolidated balance sheets.

Operating and finance lease ROU assets and ROU liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. We exclude short-term leases with a lease term of 12 months or less at commencement date from our condensed consolidated balance sheets.

There have been no other material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2018 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 1, 2019.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to various market risks including: (i) investment portfolio risk, (ii) interest rate risk, and (iii) foreign currency exchange rate risk.

Investment portfolio risk.  We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. At March 31, 2019, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term commercial paper, corporate debt instruments and US treasury and agencies obligations.

Our marketable available-for-sale securities are carried at fair value and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, would be included in interest and other expense, net.

Interest rate risk.  Our Convertible Notes bear a coupon rate of 1.00% per annum. Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of March 31, 2019 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2019 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2019, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2019, in order to facilitate the adoption of the new lease accounting standard on January 1, 2019, we implemented internal controls to help ensure we properly evaluate our lease contracts and assess the impact to our consolidated financial statements. There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2019.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

The information set forth in Note 14 “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by this reference.

Item 1A.   Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Items 2, 3 and 4 are not applicable and have been omitted.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

31.1	Certification of Michael Finley, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of Michael Finley, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: May 10, 2019	By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: May 10, 2019	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)