Form 10-Q
period 2019-06-30
BOINGO WIRELESS, INC.
filed 2019-08-05
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-35155

BOINGO WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4856877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10960 Wilshire Blvd., 23rd Floor
Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 586-5180

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	WIFI	The NASDAQ Stock Market LLC
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 26, 2019, there were 44,110,918 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$27,381	$149,412
Marketable securities	42,799	—
Accounts receivable, net	73,996	42,766
Prepaid expenses and other current assets	9,755	7,815
Total current assets	153,931	199,993
Property and equipment, net	350,172	314,179
Operating lease right-of-use assets, net	16,067	—
Goodwill	58,890	59,640
Intangible assets, net	16,890	19,152
Other assets	10,113	9,936
Total assets	$606,063	$602,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,351	$21,543
Accrued expenses and other liabilities	61,444	62,653
Deferred revenue	61,620	80,383
Current portion of operating leases	2,708	—
Current portion of long-term debt	778	—
Current portion of finance leases	3,429	4,201
Current portion of notes payable	2,035	2,411
Total current liabilities	153,365	171,191
Deferred revenue, net of current portion	175,489	137,205
Long-term portion of operating leases	18,421	—
Long-term debt	158,469	151,670
Long-term portion of finance leases	1,790	3,293
Long-term portion of notes payable	683	1,618
Deferred tax liabilities	1,129	1,073
Other liabilities	1,268	6,728
Total liabilities	510,614	472,778

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 44,107 and 42,669 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	230,391	259,132
Accumulated deficit	(134,867)	(129,930)
Accumulated other comprehensive loss	(1,212)	(1,295)
Total common stockholders’ equity	94,316	127,911
Non-controlling interests	1,133	2,211
Total stockholders’ equity	95,449	130,122
Total liabilities and stockholders’ equity	$606,063	$602,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$68,554	$59,601	$135,027	$117,760
Costs and operating expenses:
Network access	29,802	24,088	61,213	50,653
Network operations	14,249	12,723	28,391	25,569
Development and technology	8,353	7,463	17,352	14,888
Selling and marketing	6,194	5,353	12,061	10,816
General and administrative	7,015	6,730	15,309	14,429
Amortization of intangible assets	1,131	668	2,262	1,395
Total costs and operating expenses	66,744	57,025	136,588	117,750
Income (loss) from operations	1,810	2,576	(1,561)	10
Interest and other expense, net	(1,662)	(50)	(3,338)	(129)
Income (loss) before income taxes	148	2,526	(4,899)	(119)
Income tax benefit (expense)	81	(16)	(111)	(144)
Net income (loss)	229	2,510	(5,010)	(263)
Net income (loss) attributable to non-controlling interests	13	395	(73)	851
Net income (loss) attributable to common stockholders	$216	$2,115	$(4,937)	$(1,114)

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.05	$(0.11)	$(0.03)
Diluted	$0.00	$0.05	$(0.11)	$(0.03)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	44,041	41,961	43,786	41,645
Diluted	44,378	45,219	43,786	41,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$229	$2,510	$(5,010)	$(263)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	70	(267)	36	(271)
Unrealized gain on marketable securities	29	—	45	—
Comprehensive income (loss)	328	2,243	(4,929)	(534)
Comprehensive income (loss) attributable to non-controlling interest	7	452	(75)	905
Comprehensive income (loss) attributable to common stockholders	$321	$1,791	$(4,854)	$(1,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2018	42,669	$4	$259,132	$(129,930)	$(1,295)	$2,211	$130,122
Issuance of common stock under stock incentive plans	1,310	—	6	—	—	—	6
Shares withheld for taxes	—	—	(32,907)	—	—	—	(32,907)
Stock-based compensation expense	—	—	2,574	—	—	—	2,574
Net loss	—	—	—	(5,153)	—	(86)	(5,239)
Other comprehensive (loss) income	—	—	—	—	(22)	4	(18)
Balance at March 31, 2019	43,979	4	228,805	(135,083)	(1,317)	2,129	94,538
Issuance of common stock under stock incentive plans	128	—	74	—	—	—	74
Shares withheld for taxes	—	—	(759)	—	—	—	(759)
Stock-based compensation expense	—	—	2,271	—	—	—	2,271
Non-controlling interest distributions	—	—	—	—	—	(1,003)	(1,003)
Net income	—	—	—	216	—	13	229
Other comprehensive income (loss)	—	—	—	—	105	(6)	99
Balance at June 30, 2019	44,107	$4	$230,391	$(134,867)	$(1,212)	$1,133	$95,449

Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030
Issuance of common stock under stock incentive plans	758	—	4,228	—	—	—	4,228
Shares withheld for taxes	—	—	(6,340)	—	—	—	(6,340)
Stock-based compensation expense	—	—	3,312	—	—	—	3,312
Cumulative effect of a change in accounting principle	—	—	—	3,257	—	69	3,326
Net (loss) income	—	—	—	(3,229)	—	456	(2,773)
Other comprehensive loss	—	—	—	—	(1)	(3)	(4)
Balance at March 31,2018	41,753	4	231,879	(131,939)	(899)	1,734	100,779
Issuance of common stock under stock incentive plans	500	—	4,227	—	—	—	4,227
Shares withheld for taxes	—	—	(1,246)	—	—	—	(1,246)
Stock-based compensation expense	—	—	3,152	—	—	—	3,152
Non-controlling interest distributions	—	—	—	—	—	(614)	(614)
Net income	—	—	—	2,115	—	395	2,510
Other comprehensive (loss) income	—	—	—	—	(324)	57	(267)
Balance at June 30, 2018	42,253	$4	$238,012	$(129,824)	$(1,223)	$1,572	$108,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(5,010)	$(263)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	35,883	37,868
Amortization of intangible assets	2,262	1,395
Impairment loss, loss on disposal of fixed assets and intangible assets held for sale, net, and other	352	135
Stock-based compensation	4,380	6,072
Amortization of deferred financing costs and debt discount, net of amounts capitalized	4,381	—
Amortization of operating lease right-of-use assets	1,045	—
Gains and amortization of premiums/discounts for marketable securities	(425)	—
Changes in operating assets and liabilities:
Accounts receivable	(31,350)	(12,567)
Prepaid expenses and other assets	(376)	(22)
Accounts payable	95	704
Accrued expenses and other liabilities	3,661	1,018
Deferred revenue	19,521	(1,576)
Operating lease liabilities	(1,447)	—
Net cash provided by operating activities	32,972	32,764
Cash flows from investing activities
Purchases of marketable securities	(55,629)	—
Sales of marketable securities	13,300	—
Purchases of property and equipment	(73,852)	(42,918)
Net cash used in investing activities	(116,181)	(42,918)
Cash flows from financing activities
Debt issuance costs	(1,815)	—
Proceeds from credit facility	3,500	—
Principal payments on credit facility	(389)	(438)
Payments of acquisition related consideration	(1,952)	—
Proceeds from exercise of stock options	80	8,455
Payments of finance leases and notes payable	(3,586)	(2,865)
Payments of withholding tax on net issuance of restricted stock units	(33,666)	(7,586)
Payments to non-controlling interests	(1,003)	(614)
Net cash used in financing activities	(38,831)	(3,048)
Effect of exchange rates on cash	9	(23)
Net decrease in cash, cash equivalents, and restricted cash	(122,031)	(13,225)
Cash and cash equivalents at beginning of period	149,412	26,685
Cash, cash equivalents, and restricted cash at end of period	$27,381	$13,460
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$34,777	$26,756
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$—	$5,068
Capitalized stock-based compensation included in property and equipment costs	$465	$392
Purchase price for business acquisition included in accrued expenses and other liabilities	$2,961	$—
Financed sale of intangible assets held for sale	$299	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems (“DAS”) or small cells, which are cellular extension networks, multifamily, carrier offload, Wi-Fi roaming, value-added services, private label Wi-Fi, and location-based services. Retail products include Wi-Fi services for military personnel living in the barracks of U.S. Army, Air Force and Marine bases around the world, and Wi-Fi subscriptions and day passes that provide access to over 1.3 million commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers, global consumer brands, and property owners, as well as troops stationed at military bases and Internet savvy consumers on the go.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 contained in our annual report on Form 10-K filed with the SEC on March 1, 2019. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and six months ended June 30, 2019 and 2018, our cash flows for the six months ended June 30, 2019 and 2018, and our financial position as of June 30, 2019. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. The standard is effective for interim and annual periods beginning after December 15, 2018. We adopted ASU 2018-07 on January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued a new standard related to leases, which was codified into Accounting Standards Codification (“ASC”) 842, Leases. ASC 842 requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months on the balance sheet. Under ASC 842, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. On January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach. ASC

842 permits two methods of adoption and we elected to apply the guidance to each lease that had commenced as of January 1, 2019 with a cumulative-effect adjustment to the opening balance of retained earnings as of that date. ASC 842 permits various optional transition practical expedients. The discount rate used to calculate the present value of the future payments was determined as of January 1, 2019 for existing lease contracts and was generally based on our incremental borrowing rate as of January 1, 2019 commensurate with the remaining lease term. We also elected the package of practical expedients which included the following: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess initial direct costs for any existing leases. The standard had a material impact on our condensed consolidated balance sheet but did not have an impact on our condensed consolidated statement of operations and our condensed consolidated statement of cash flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and liabilities related to our operating leases, while our accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of $16,916 of operating lease ROU assets and $22,338 of operating lease ROU liabilities as of January 1, 2019.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At June 30, 2019, we had $42,799 in marketable securities. We had no marketable securities at December 31, 2018.

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

For the three and six months ended June 30, 2019, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of June 30, 2019, we had $45 of cumulative unrealized gains, net of tax, which was $0 as of June 30, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
DAS	$27,622	$21,885	$51,717	$45,530
Military/multifamily	24,396	16,735	50,293	32,589
Wholesale—Wi-Fi	10,718	13,530	21,738	24,679
Retail	3,847	4,566	7,773	9,876
Advertising and other	1,971	2,885	3,506	5,086
Total revenue	$68,554	$59,601	$135,027	$117,760

Revenue recognition

We generate revenue from several sources including: (i) DAS customers that are telecom operators under long-term contracts for access to our DAS at our managed and operated locations, (ii) military and retail customers under subscription plans for month-to-month network access that automatically renew, and military and retail single-use access from sales of hourly, daily or other single-use access plans, (iii) arrangements with property owners for multifamily properties that provide for network installation and monthly Wi-Fi services and support for residents and employees, (iv) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (v) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided. We generally recognize revenue on a gross basis as we are primarily responsible for fulfilling the promises to provide the specified goods or services, we are responsible for paying all costs related to the goods or services before they have been transferred to the customer, and we have discretion in establishing prices for the specified goods or services. Revenue is presented net of any sales and value added taxes.

Payment terms vary on a contract-by-contract basis, although terms generally require payment within 30 to 60 days for non-recurring payments, the first day of the monthly or quarterly billing cycle for recurring payments for DAS and wholesale Wi-Fi contracts, and the first day of the month prior to the month that services are provided for multifamily contracts. We apply a practical expedient for purposes of determining whether a significant financing component may exist for our contracts if, at contract inception, we expect that the period between when we transfer the promised good or service to the customer and when the customer pays for that good or service will be one year or less. In instances where the customer pays for a good or service one year or more in advance of the period when we transfer the promised good or service to the customer, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is not to receive financing from our customers or to provide customers with financing but rather to maximize our profitability on the customer contract. Specifically, inclusion of non-refundable upfront fees in our long-term customer contracts increases the likelihood that the customer will be committed through the end of the contractual term and ensures recoverability of the capital outlay that we incur in expectation of the customer fulfilling its contractual obligations. We may also provide service credits to our customers if we fail to meet contractual monthly system uptime requirements and we account for the variable consideration related to these service credits using the most likely amount method.

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three and six months ended June 30, 2019 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

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

We generally recognize revenue related to our single performance obligation for our DAS customer contract monthly over the contract term once the customer may access the DAS network and we commence maintenance on the DAS network.

Military and retail

Military and retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign up for our subscription or single-use Wi-Fi network access services. Our military and retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi services, together with performance of standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi network. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our military and retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is cancellable with 5 days’ notice prior to the end of the then current term by either party.

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

Wholesale Wi-Fi

We enter into long-term contracts with enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers' access to our footprint worldwide. We also enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. The initial term of our contracts with wholesale Wi-Fi customers generally range from one to three years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our wholesale Wi-Fi customer contracts generally contain a single performance obligation-provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers' end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal. Periodically, we install and sell Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

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

Operating and finance lease ROU assets and ROU liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for the asset classes maintained. We exclude short-term leases with a lease term of 12 months or less at the commencement date from our condensed consolidated balance sheets.

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

As of June 30, 2019, we had an immaterial amount of unremitted earnings in our subsidiaries located outside of the U.S. for which state taxes have not been paid. Our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state income taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Company had $(1,257) and $(1,295), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of June 30, 2019 and December 31, 2018 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

The functional currency for our other foreign subsidiaries is the U.S. dollar. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the condensed consolidated statements of operations.

Use of estimates

The preparation of accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment, valuation of ROU assets and ROU liabilities, valuation and useful lives of intangible assets, valuation of contingent consideration, contract assets and contract liabilities including estimates of variable consideration, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The accounting guidance for fair value measurement also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $29,537, which includes contingent consideration fair valued at $961. At the closing date, we paid cash of $15,576. $13,000 of the purchase price was held back for the following: (i) $11,000 held back for third-party consents not obtained at closing for certain customer agreements, which are released as Elauwit delivers third-party consents with respect to such customer agreements; and (ii) a $2,000 indemnification holdback that is being retained for a period of 12 months following the closing of the acquisition. In 2018, we paid $9,048 of the amounts held back for third-party consents. We paid the remaining $1,952 for amounts held back for third-party consents in January 2019. The contingent consideration could require payments in the aggregate amount of up to $15,000 that would be due and payable subject to certain conditions and the successful achievement of annual revenue targets for the acquired business during the 2019 and 2020 fiscal years. The contingent consideration is subject to acceleration under certain corporate events.

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

ASC 805 provides for a measurement period not to exceed one year from the acquisition date to adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. During the six months ended June 30, 2019, we recorded a measurement period adjustment to increase the value of backlog intangible assets held for sale and decrease goodwill by $750 as a result of the identification of additional assets that were acquired. Intangible assets held for sale are included within prepaid expenses and other current assets on the condensed consolidated balance sheets. To date, we have not recorded any other material measurement period adjustments. The following summarizes the preliminary purchase price allocation:

		Weighted Average
	Estimated	Estimated Useful
	Fair Value	Life (years)
Consideration:
Cash paid	$15,576
Holdback consideration	13,000
Contingent consideration	961
Total consideration	$29,537
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$4,494
Prepaid expenses and other current assets	1,687
Property and equipment	195
Other non-current assets	177
Accounts payable	(2,049)
Accrued expenses and other liabilities	(683)
Deferred revenue	(3,854)
Other non-current liabilities	(307)
Net tangible liabilities acquired	(340)
Backlog	7,030	5.0
Backlog-held for sale	750	—
Customer relationships	2,490	10.0
Partner relationships	1,200	10.0
Transition services agreement	540	2.0
Non-compete agreement	1,380	3.0
Goodwill	16,487
Total purchase price	$29,537

The following table presents the results of Elauwit included in the Company’s revenue and net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenue	$5,884	$—	$13,304	$—
Net loss	(1,659)	—	(4,016)	—

Pro forma results (Unaudited)

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2018 as if the acquisition of Elauwit had occurred on January 1, 2017 and therefore includes Elauwit’s revenue and net income (loss), as adjusted, for such period. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2017. Income taxes were calculated based on the projected annual effective tax rate excluding discrete items as of June 30, 2018. Acquisition transaction costs have been excluded from the pro forma net income (loss).

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenue	$68,422	$132,968
Net income (loss)	2,033	(1,358)
Net income (loss) attributable to common stockholders	1,628	(2,212)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)

4. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$4,398	$11,689
Money market accounts	22,983	137,723
Total cash and cash equivalents	$27,381	$149,412
Short-term marketable securities-available-for-sale:
Marketable securities	$42,799	$—
Total short-term marketable securities	$42,799	$—

All contractual maturities of marketable securities were less than one year at June 30, 2019. Marketable securities consist primarily of debt securities which include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. For the three months and six months ended June 30, 2019, interest income was $540 and $1,254, respectively. For the three and six months ended June 30, 2018, interest income was $11 and $19, respectively. Interest income is included in interest and other expense, net in the accompanying condensed consolidated statements of operations.

5. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net and contract liability, net balances from contracts with customers for the six months ended June 30, 2019 are as follows:

	Contract	Contract
	Assets, Net	Liabilities, Net
Balance at December 31, 2018	$468	$217,733
Balance at June 30, 2019	756	237,109
Change	$288	$19,376

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

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three and six months ended June 30, 2019 include the following:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Amounts included in the beginning of period contract liability balance	$22,629	$51,500
Amounts associated with performance obligations satisfied in previous periods	7	301

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $221,374. We expect to recognize this revenue as service is provided over the remaining contract term. As of June 30, 2019, our DAS contracts have a remaining duration of less than one year to approximately fifteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $10,598. We expect to recognize this revenue as service is provided over the remaining contract term. As of June 30, 2019, our wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately fifteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our multifamily customers and monthly service contracts.

6. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	June 30,	December 31,
	2019	2018
Leasehold improvements	$520,923	$474,808
Construction in progress	60,117	40,369
Software	56,360	51,534
Computer equipment	15,381	14,215
Furniture, fixtures and office equipment	2,148	2,141
Total property and equipment	654,929	583,067
Less: accumulated depreciation and amortization	(304,757)	(268,888)
Total property and equipment, net	$350,172	$314,179

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Network access	$9,482	$10,134	$21,064	$23,721
Network operations	4,322	4,314	8,708	8,570
Development and technology	2,808	2,568	5,587	5,076
General and administrative	262	246	524	501
Total depreciation and amortization of property and equipment	$16,874	$17,262	$35,883	$37,868

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued construction in progress	$18,672	20,930
Accrued customer liabilities	18,135	$15,219
Revenue share	7,286	5,514
Salaries and wages	3,755	4,425
Accrued taxes	2,901	2,745
Holdback consideration	2,000	2,000
Accrued partner network	1,236	1,228
Accrued professional fees	949	1,434
Acquisition purchase consideration	—	1,952
Other	6,510	7,206
Total accrued expenses and other liabilities	$61,444	$62,653

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

The following table summarizes the Convertible Notes as of June 30, 2019:

June 30,
2019
Par value of the Convertible Notes	$201,250
Unamortized debt discounts	(41,010)
Unamortized debt issuance costs	(4,104)
Net carrying value of Convertible Notes	$156,136

The fair value of our Convertible Notes was $173,610 as of June 30, 2019. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of June 25, 2019 and is classified as Level 2 in the fair value hierarchy. As of June 30, 2019, the if-converted value of the Convertible Notes did not exceed the principal amount.

Debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest and other expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019. The following table sets forth interest expense related to the Convertible Notes for the three and six months ended June 30, 2019:

	Three Months
	Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Contractual interest expense	$503	$1,006
Amortization of debt issuance costs	211	419
Amortization of debt discount	2,042	4,048
Total	$2,756	$5,473
Effective interest rate of the liability component	7.1%	7.1%

During the three and six months ended June 30, 2019, we capitalized $743 and $1,208, respectively, of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt discount and debt issuance costs through 2023 are as follows:

	Debt	Debt Issuance
	Discounts	Costs
July 1, 2019―December 31, 2019	$4,197	$431
January 1, 2020―December 31, 2020	8,864	901
January 1, 2021―December 31, 2021	9,528	955
January 1, 2022―December 31, 2022	10,241	1,015
January 1, 2023―December 31, 2023	8,180	802
	$41,010	$4,104

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

As of June 30, 2019, we had no amounts outstanding under the Revolving Line of Credit and $3,111 outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums.

Principal payments due under our Term Loan through 2023 are as follows:

Principal Payments
July 1, 2019―December 31, 2019	$389
January 1, 2020―December 31, 2020	778
January 1, 2021―December 31, 2021	778
January 1, 2022―December 31, 2022	778
January 1, 2023―December 31, 2023	388
$3,111

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, are included in interest and other expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019. Amortization and interest expense capitalized during the three and six months ended June 30, 2019 amounted to $36 each. Amortization and interest expense expensed during the three and six months ended June 30, 2019 amounted to $114 and $170, respectively. The interest rate for the Credit Facility for the six months ended June 30, 2019 ranged from 4.2% to 4.4%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization Expense
July 1, 2019―December 31, 2019	$229
January 1, 2020―December 31, 2020	457
January 1, 2021―December 31, 2021	457
January 1, 2022―December 31, 2022	457
January 1, 2023―December 31, 2023	120
$1,720

10. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to nine years and our finance leases have remaining lease terms of one month to two years. Some of our operating leases may include one or more options to renew and can extend the lease term from 1 year to 10 years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2019, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $4,326.

The components of lease expense were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$891	$1,776
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	$517	$1,041
Interest on lease liabilities	—	56
Total finance lease expense	$517	$1,097

Interest on lease liabilities capitalized during the three and six months ended June 30, 2019 amounted to $47 each.

Supplemental cash flow information related to leases was as follows:

Six Months
Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,987)
Operating cash flows from finance leases	(103)
Financing cash flows from finance leases	(2,275)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,112

Operating lease ROU assets obtained in exchange for lease obligations include the effects of the adoption of ASC 842 effective January 1, 2019.

Other information related to leases was as follows:

	June 30, 2019
Weighted average remaining lease term:
Operating leases	6.6	years
Financing leases	1.5	years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	3.2%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 as presented in accordance with ASC 842 were as follows:

	Operating	Finance
	Leases	Leases
July 1, 2019 – December 31, 2019	$1,755	$1,995
January 1, 2020―December 31, 2020	3,746	2,784
January 1, 2021―December 31, 2021	3,565	574
January 1, 2022―December 31, 2022	3,541	—
January 1, 2023―December 31, 2023	3,626	—
January 1, 2024―December 31, 2024	3,639	—
Thereafter	5,235	—
Total future minimum lease payments	25,107	5,353
Less: Imputed interest	(3,978)	(134)
Total	21,129	5,219
Current portion of operating and finance leases	2,708	3,429
Long-term portion of operating and finance leases	$18,421	$1,790

Future minimum lease payments under non-cancellable leases as of December 31, 2018 as presented in accordance with ASC 840, Leases, were as follows:

	Operating	Capital
	Leases	Leases
January 1, 2019 – December 31, 2019	$3,573	$4,373
January 1, 2020―December 31, 2020	3,456	2,783
January 1, 2021―December 31, 2021	3,385	574
January 1, 2022―December 31, 2022	3,414	—
January 1, 2023―December 31, 2023	3,495	—
Thereafter	8,835	—
Minimum lease payments	$26,158	7,730
Less: Amounts representing interest ranging from 1.3% to 7.7%		(236)
Minimum lease payments		7,494
Current portion of capital leases		4,201
Long-term portion of capital leases		$3,293

11. Notes payable

We enter into financed maintenance arrangements for some of our leased data communication equipment. Future minimum lease payments under notes payable as of June 30, 2019 were as follows:

Notes Payable
July 1, 2019 – December 31, 2019	$1,124
January 1, 2020―December 31, 2020	1,541
January 1, 2021―December 31, 2021	95
Total future minimum payments	2,760
Less: Imputed interest	(42)
Total	2,718
Current portion of note payable	2,035
Long-term portion of notes payable	$683

12. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$22,983	$—	$—	$22,983
Marketable securities	6,987	35,812	—	42,799
Total assets	$29,970	$35,812	$—	$65,782
Liabilities:
Contingent consideration	$—	$—	$961	$961
Total liabilities	$—	$—	$961	$961

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$137,723	$—	$—	$137,723
Total assets	$137,723	$—	$—	$137,723
Liabilities:
Contingent consideration	$—	$—	$961	$961
Total liabilities	$—	$—	$961	$961

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

The Company’s contingent consideration obligation was initially recorded at fair value and the Company will revalue this obligation each reporting period until the related contingencies are resolved. The fair value measurement is estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to achievement of estimated annual sales and are reviewed quarterly. Significant changes to estimated annual sales and discount rates would result in corresponding changes in the fair value of this obligation. There were no significant changes to the fair value of our contingent consideration liabilities during the six months ended June 30, 2019. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration categorized as Level 3:

Balance , December 31, 2018	$961
Payment of contingent consideration	—
Change in fair value	—
Balance , June 30, 2019	$961

13. Income taxes

Income tax benefit of $81 and income tax expense of $(16) reflect effective tax rates of 54.7% and (0.6)% for the three months ended June 30, 2019 and 2018, respectively. Income tax expense of $(111) and $(144) reflect effective tax rates of (2.3)% and (121.0)% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the three and six months ended June 30, 2019 and 2018 as well as foreign tax expense for the three and six months ended June 30, 2018.

We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period to resolve. We are subject to taxation in the United States and in various states. Our tax years 2016 and forward are subject to examination by the IRS and our tax years 2014 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

14. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of June 30, 2019, we have Letters of Credit totaling $12,929 that are scheduled to expire or renew over the next year. There have been no drafts drawn under these Letters of Credit as of June 30, 2019.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of June 30, 2019, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the condensed consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

15. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of June 30, 2019, options to purchase approximately 279,000 shares of common stock and RSUs covering approximately 855,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Network operations	$348	$516	$854	$1,053
Development and technology	334	314	637	592
Selling and marketing	548	393	1,077	866
General and administrative	806	1,723	1,812	3,561
Total stock-based compensation	$2,036	$2,946	$4,380	$6,072

During the three and six months ended June 30, 2019, we capitalized $235 and $465, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2018, we capitalized $206 and $392, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contract	Aggregate
	Options	Exercise	Life	Intrinsic
	(000’s)	Price	(years)	Value
Outstanding at December 31, 2018	304	$7.49	3.8	$3,970
Exercised	(15)	$5.47
Canceled/forfeited	—	$—
Outstanding and exercisable at June 30, 2019	289	$7.59	3.3	$2,999

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

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s revenue growth, Adjusted EBITDA growth, and/or relative total stockholder return achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date and achievement of the performance conditions. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met.

A summary of the RSU activity is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Non-vested at December 31, 2018	3,119	$8.60
Granted(1)	593	$22.76
Vested	(2,806)	$7.21
Canceled/forfeited	(51)	$23.31
Non-vested at June 30, 2019	855	$22.08
(1)	The RSUs granted to all of our named executive officers in 2017 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In February 2019, our Compensation Committee determined actual achievement of the 2017 performance-based RSUs resulting in additional RSUs granted of approximately 29,000 at a grant-date fair value of $11.94 per share during the six months ended June 30, 2019.

During the six months ended June 30, 2019, approximately 2,806,000 shares of RSUs vested. The Company issued approximately 1,423,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

16. Net income (loss) per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$216	$2,115	$(4,937)	$(1,114)
Denominator:
Weighted average common stock, basic	44,041	41,961	43,786	41,645
Effect of dilutive stock options	191	472	—	—
Effect of dilutive RSUs	146	2,786	—	—
Weighted average common stock, diluted	44,378	45,219	43,786	41,645
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.05	$(0.11)	$(0.03)
Diluted	$0.00	0.05	$(0.11)	(0.03)

For the six months ended June 30, 2019 and 2018, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period. For the three months ended June 30, 2019 and 2018, we excluded the assumed issuance of approximately 435,000 shares and 27,000 shares, respectively, of common stock under RSUs from the computation of diluted net income per share as the inclusion would have been anti-dilutive. For the three and six months ended June 30, 2019, we also excluded the shares that would be issuable assuming conversion of the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive. Diluted EPS for our Convertible Notes is calculated under the treasury method in accordance with ASC 260, Earnings Per Share.

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three and six months ended June 30, 2019. As of June 30, 2019, the remaining approved amount for repurchases was approximately $5,180. In July 2019, the stock repurchase plan was terminated and was replaced with a new stock repurchase program to repurchase up to $20,000 of the Company’s common stock in the open market.

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

Over the past 17 years, we’ve built a global footprint of wireless networks that we estimate reaches more than a billion consumers annually. We operate 69 DAS networks containing approximately 35,200 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.3 million commercial Wi-Fi hotspots in more than 100 countries around the world.

We generate revenue from our wireless networks in a number of ways, including our DAS, small cells, multifamily and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended June 30, 2019, DAS revenue accounted for approximately 40% of our revenue.

Military revenue, which is driven by military personnel who purchase Wi-Fi services on military bases, and multifamily revenue, which is driven by property owners who purchase network installation services and recurring monthly Wi-Fi services and support, accounted for approximately 36% of our total revenue for the three months ended June 30, 2019. As of June 30, 2019, our military subscriber base was approximately 142,000, a 2.1% decrease over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 6% of our total revenue for the three months ended June 30, 2019. As of June 30, 2019, our retail subscriber base was approximately 92,000, a 39.9% decrease over the prior year comparative period.

Our wholesale customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended June 30, 2019, wholesale Wi-Fi revenue accounted for approximately 16% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended June 30, 2019, advertising and other revenue accounted for approximately 2% of our revenue.

Our customer agreements for certain DAS networks include both a fixed and variable fee structure with the highest percentage of sales typically occurring in the fourth quarter of each year and the lowest percentage of sales occurring in the first quarter of each year. We expect this trend to continue. We do not expect significant seasonal impact for any of our other products.

In support of our overall business strategy, we are focused on the following objectives:

●	expand our footprint of managed and operated and aggregated networks;

●	leverage our neutral-host business model to grow DAS, small cell, and wholesale roaming partnerships;

●	expand our carrier offload relationships; and

●	increase our brand awareness.

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

Revenue

Our revenue consists of DAS revenue, military/multifamily revenue and retail revenue, wholesale Wi-Fi revenue, and advertising and other revenue.

DAS. We generate revenue from telecom operator partners that pay us network build-out fees, inclusive of network upgrades, and access fees for our DAS and small cell networks.

Military/multifamily and retail. We generate revenue from sales to military and retail individuals of month-to-month network access subscriptions that automatically renew and hourly, daily or other single-use access, primarily through charge card transactions. We generate multifamily revenue from property owners who pay us a recurring monthly fee for Wi-Fi services including building and maintaining the network that supports these services and providing support for residents and employees of the properties.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$68,554	$59,601	$135,027	$117,760
Costs and operating expenses:
Network access	29,802	24,088	61,213	50,653
Network operations	14,249	12,723	28,391	25,569
Development and technology	8,353	7,463	17,352	14,888
Selling and marketing	6,194	5,353	12,061	10,816
General and administrative	7,015	6,730	15,309	14,429
Amortization of intangible assets	1,131	668	2,262	1,395
Total costs and operating expenses	66,744	57,025	136,588	117,750
Income (loss) from operations	1,810	2,576	(1,561)	10
Interest and other expense, net	(1,662)	(50)	(3,338)	(129)
Income (loss) before income taxes	148	2,526	(4,899)	(119)
Income tax benefit (expense)	81	(16)	(111)	(144)
Net income (loss)	229	2,510	(5,010)	(263)
Net income (loss) attributable to non-controlling interests	13	395	(73)	851
Net income (loss) attributable to common stockholders	$216	$2,115	$(4,937)	$(1,114)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Network access	$9,482	$10,134	$21,064	$23,721
Network operations	4,322	4,314	8,708	8,570
Development and technology	2,808	2,568	5,587	5,076
General and administrative	262	246	524	501
Total(1)	$16,874	$17,262	$35,883	$37,868
(1)	The $0.4 million and $2.0 million decrease in depreciation and amortization of property and equipment for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively, is primarily due to a decrease in depreciation expense related to certain DAS build-out projects that were depreciated over a longer estimated useful life resulting from the successful extension of certain venue agreements, which was partially offset by depreciation expense for new DAS build-out projects that were completed and launched in 2018 and 2019.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Network operations	$348	$516	$854	$1,053
Development and technology	334	314	637	592
Selling and marketing	548	393	1,077	866
General and administrative	806	1,723	1,812	3,561
Total(2)	$2,036	$2,946	$4,380	$6,072
(2)	Stock-based compensation expense decreased by $0.9 million and $1.7 million for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively. The decreases are primarily due to the decrease in stock-based compensation expense related to the multi-year 2016 RSUs granted to our previous Chief Executive Officer and our Chief Financial Officer, which became fully vested in February 2019. No similar multi-year RSUs have been granted to any of our executives after 2016. We capitalized $0.2 million and $0.5 million of stock-based compensation expense for each of the three and six months ended June 30, 2019, respectively. We capitalized $0.2 million and $0.4 million of stock-based compensation expense for each of the three and six months ended June 30, 2018, respectively.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	43.5	40.4	45.3	43.0
Network operations	20.8	21.3	21.0	21.7
Development and technology	12.2	12.5	12.9	12.6
Selling and marketing	9.0	9.0	8.9	9.2
General and administrative	10.2	11.3	11.3	12.3
Amortization of intangible assets	1.6	1.1	1.7	1.2
Total costs and operating expenses	97.4	95.7	101.2	100.0
Income (loss) from operations	2.6	4.3	(1.2)	0.0
Interest and other expense, net	(2.4)	(0.1)	(2.5)	(0.1)
Income (loss) before income taxes	0.2	4.2	(3.6)	(0.1)
Income tax benefit (expense)	0.1	(0.0)	(0.1)	(0.1)
Net income (loss)	0.3	4.2	(3.7)	(0.2)
Net income (loss) attributable to non-controlling interests	0.0	0.7	(0.1)	0.7
Net income (loss) attributable to common stockholders	0.3%	3.5%	(3.7)%	(0.9)%

Three Months ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$27,622	$21,885	$5,737	26.2
Military/multifamily	24,396	16,735	7,661	45.8
Wholesale—Wi-Fi	10,718	13,530	(2,812)	(20.8)
Retail	3,847	4,566	(719)	(15.7)
Advertising and other	1,971	2,885	(914)	(31.7)
Total revenue	$68,554	$59,601	$8,953	15.0

Key business metrics:
DAS nodes	35.2	25.7	9.5	37.0
Subscribers—military	142	145	(3)	(2.1)
Subscribers—retail	92	153	(61)	(39.9)
Connects	85,841	69,301	16,540	23.9

DAS. DAS revenue increased $5.7 million, or 26.2%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to a $4.8 million increase in access fees from our telecom operators and a $0.9 million increase from build-out projects in our managed and operated locations. DAS access fees for the three months ended June 30, 2019 include $3.0 million of one-time access fees.

Military/multifamily. Military/multifamily revenue increased $7.7 million, or 45.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to a $5.9 million increase in multifamily revenues resulting from our Elauwit Networks, LLC acquisition in August 2018, and a $1.9 million increase in military subscriber revenue, which was driven primarily by an 11.6% increase in the average monthly revenue per military subscriber in 2019 compared to 2018.

Wholesale—Wi-Fi. Wholesale Wi-Fi revenue decreased $2.8 million, or 20.8% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to a $3.6 million decrease in partner usage based fees, which was partially offset by a $0.8 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail. Retail revenue decreased $0.7 million, or 15.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to a $0.6 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers, and a $0.1 million decrease in retail single-use revenue.

Advertising and other. Advertising and other revenue decreased $0.9 million, or 31.7% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to a $1.0 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$29,802	$24,088	$5,714	23.7
Network operations	14,249	12,723	1,526	12.0
Development and technology	8,353	7,463	890	11.9
Selling and marketing	6,194	5,353	841	15.7
General and administrative	7,015	6,730	285	4.2
Amortization of intangible assets	1,131	668	463	69.3
Total costs and operating expenses	$66,744	$57,025	$9,719	17.0

Network access. Network access costs increased $5.7 million, or 23.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase is primarily due to a $4.9 million increase in direct cost of sales and a $1.7 million increase in revenue share paid to venues in our managed and operated locations. The increases were partially offset by a $0.7 million decrease in depreciation expense. Network access costs include $4.6 million of expenses related to our multifamily operations, which we acquired in August 2018 in the Elauwit acquisition.

Network operations. Network operations expenses increased $1.5 million, or 12.0%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to a $0.6 million increase in personnel related expenses, a $0.2 million increase in network maintenance expenses, and a $0.7 million increase in other expenses. Network operations include $1.0 million of expenses related to our multifamily operations, which we acquired in August 2018.

Development and technology. Development and technology expenses increased $0.9 million, or 11.9%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to a $0.5 million increase in personnel related expenses, a $0.2 million increase in depreciation expense related to our increased software assets, and a $0.2 million in hardware and software maintenance expenses. Development and technology expenses include $0.1 million of expenses related to our multifamily operations, which we acquired in August 2018.

Selling and marketing. Selling and marketing expenses increased $0.8 million, or 15.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to a $0.6 million increase in personnel related expenses. Selling and marketing expenses include $0.7 million of expenses related to our multifamily operations, which we acquired in August 2018.

General and administrative. General and administrative expenses remained relatively consistent for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. General and administrative expenses include $0.7 million of expenses related to our multifamily operations, which we acquired in August 2018.

Amortization of intangible assets. Amortization of intangible assets expense increased $0.5 million, or 69.3% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the $0.6 million increase resulting from our Elauwit acquisition in August 2018.

Interest and Other Expense, Net

Interest and other expense increased $1.6 million, or 3,224.0%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to interest expense incurred related to the Convertible Notes we issued in October 2018, which was partially offset by increased interest income related to our cash equivalents and marketable securities balances in 2019. During the three months ended June 30, 2019 and 2018, we capitalized $0.8 million and $0.2 million, respectively, of interest expense.

Income Tax Benefit (Expense)

There were no significant changes in income tax benefit (expense) for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Our effective tax rate was 54.7% and (0.6)% for the three months ended June 30, 2019 and 2018, respectively.

Non-controlling Interests

Non-controlling interests decreased $0.4 million, or 96.7% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Net Income Attributable to Common Stockholders

Our net income attributable to common stockholders for the three months ended June 30, 2019 decreased $1.9 million as compared to the three months ended June 30, 2018, primarily due to the $9.7 million increase in costs and operating expenses and the $1.6 million increase in interest and other expense, net. The increases were partially offset by the $9.0 million increase in revenues and the $0.4 million decrease in non-controlling interests. Our diluted net income per share decreased primarily as a result of the decrease in our net income.

Six Months ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$51,717	$45,530	$6,187	13.6
Military/multifamily	50,293	32,589	17,704	54.3
Wholesale—Wi-Fi	21,738	24,679	(2,941)	(11.9)
Retail	7,773	9,876	(2,103)	(21.3)
Advertising and other	3,506	5,086	(1,580)	(31.1)
Total revenue	$135,027	$117,760	$17,267	14.7

Key business metrics:
DAS nodes	35.2	25.7	9.5	37.0
Subscribers—military	142	145	(3)	(2.1)
Subscribers—retail	92	153	(61)	(39.9)
Connects	164,466	135,202	29,264	21.6

DAS. DAS revenue increased $6.2 million, or 13.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to a $6.2 million increase in access fees from our telecom operators. DAS access fees for the six months ended June 30, 2019 include $3.0 million of one-time access fees.

Military/multifamily. Military/multifamily revenue increased $17.7 million, or 54.3%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a $13.3 million increase in multifamily revenues resulting from our multifamily operations, which we acquired in August 2018, and a $4.5 million increase in military subscriber revenue, which was driven primarily by an 11.7% increase in the average monthly revenue per military subscriber in 2019 compared to 2018.

Wholesale—Wi-Fi. Wholesale Wi-Fi revenue decreased $2.9 million, or 11.9% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to a $4.1 million decrease in partner usage based fees, which was partially offset by a $1.2 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail. Retail revenue decreased $2.1 million, or 21.3%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to a $1.7 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers, and a $0.4 million decrease in retail single-use revenue.

Advertising and other. Advertising and other revenue decreased $1.6 million, or 31.1% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a $1.7 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$61,213	$50,653	$10,560	20.8
Network operations	28,391	25,569	2,822	11.0
Development and technology	17,352	14,888	2,464	16.6
Selling and marketing	12,061	10,816	1,245	11.5
General and administrative	15,309	14,429	880	6.1
Amortization of intangible assets	2,262	1,395	867	62.2
Total costs and operating expenses	$136,588	$117,750	$18,838	16.0

Network access. Network access costs increased $10.6 million, or 20.8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase is primarily due to an $11.0 million increase in direct cost of sales and a $1.9 million increase in revenue share paid to venues in our managed and operated locations, which were partially offset by $2.7 million decrease in depreciation expense related to our decreased fixed assets from our DAS build-out projects. Network access costs include $10.8 million of expenses related to our multifamily operations, which we acquired in August 2018.

Network operations. Network operations expenses increased $2.8 million, or 11.0%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a $1.7 million increase in personnel related expenses, a $0.5 million increase in network maintenance expenses and a $0.2 million increase in travel and entertainment expenses. Network operations include $2.0 million of expenses related to our multifamily operations, which we acquired in August 2018.

Development and technology. Development and technology expenses increased $2.5 million, or 16.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to a $0.8 million increase in personnel related expenses, a $0.5 million increase in depreciation expense related to our increased software assets, a $0.5 million increase in hardware and software maintenance expenses, a $0.2 million increase in cloud computing expenses, and a $0.5 million increase in other expenses. Development and technology expenses include $0.5 million of expenses related to our multifamily operations, which we acquired in August 2018.

Selling and marketing. Selling and marketing expenses increased $1.2 million, or 11.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a $1.1 million increase in personnel related expenses. Selling and marketing expenses include $1.2 million of expenses related to our multifamily operations, which we acquired in August 2018.

General and administrative. General and administrative expenses increased $0.9 million, or 6.1%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a $0.4 million increase in licenses and taxes. General and administrative expenses include $1.5 million of expenses related to our multifamily operations, which we acquired in August 2018.

Amortization of intangible assets. Amortization of intangible assets expense increased $0.9 million, or 62.2% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the $1.2 million increase resulting from our Elauwit acquisition in August 2018.

Interest and Other Expense, Net

Interest and other expense increased $3.2 million, or 2,487.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to interest expense incurred related to the Convertible Notes we issued in October 2018, which was partially offset by increased interest income related to our cash equivalents and marketable securities balances in 2019. During the six months ended June 30, 2019 and 2018, we capitalized $1.3 million and $0.3 million, respectively, of interest expense.

Income Tax Expense

There were no significant changes in income tax expense for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Our effective tax rate decreased from (121.0)% for the six months ended June 30, 2018 to (2.3)% for the six months ended June 30, 2019. Or effective tax rate differs from the statutory rate primarily due to our valuation allowance for the six months ended June 30, 2019 and 2018 and foreign tax expense for the six months ended June 30, 2018.

Non-controlling Interests

Non-controlling interests decreased $0.9 million, or 108.6% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the six months ended June 30, 2019 increased $3.8 million as compared to the six months ended June 30, 2018, primarily due to the $18.8 million increase in costs and operating expenses and the $3.2 million increase in interest and other expenses, net, which were partially offset by the $17.3 million increase in revenues and the $0.9 million decrease in non-controlling interests. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

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

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

●	Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States (“GAAP”) financial measures to supplement their GAAP results; and

●	it is useful to exclude non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between

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

The following provides a reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Net income (loss) attributable to common stockholders	$216	$2,115	$(4,937)	$(1,114)
Depreciation and amortization of property and equipment	16,874	17,262	35,883	37,868
Stock-based compensation expense	2,036	2,946	4,380	6,072
Amortization of intangible assets	1,131	668	2,262	1,395
Income tax (benefit) expense	(81)	16	111	144
Interest and other expense, net	1,662	50	3,338	129
Non-controlling interests	13	395	(73)	851
Adjusted EBITDA	$21,851	$23,452	$40,964	$45,345

Adjusted EBITDA was $21.9 million for the three months ended June 30, 2019, a decrease of 6.8% from $23.5 million recorded in the three months ended June 30, 2018. As a percent of revenue, Adjusted EBITDA was 31.9% for the three months ended June 30, 2019, down from 39.3% of revenue for the three months ended June 30, 2018. The Adjusted EBITDA decrease was primarily due to the $1.9 million decrease in our net income attributable to common stockholders, the $0.9 million decrease in stock-based compensation expense, and the $0.4 million decrease in non-controlling interests for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The changes were partially offset by the $1.6 million increase in interest and other expenses, net.

Adjusted EBITDA was $41.0 million for the six months ended June 30, 2019, a decrease of 9.7% from $45.3 million recorded in the six months ended June 30, 2018. As a percent of revenue, Adjusted EBITDA was 30.3% for the six months ended June 30, 2019, down from 38.5% of revenue for the six months ended June 30, 2018. The Adjusted EBITDA decrease was due primarily to the $3.8 million increase in our net loss attributable to common stockholders, the $1.7 million decrease in stock based compensation expense, the $1.1 million decrease in depreciation and amortization expense, and the $0.9 million decrease in non-controlling interests, which were partially offset by the $3.2 million increase in interest and other expenses, net, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of June 30, 2019 consisted of $27.4 million of cash and cash equivalents, $42.8 million of marketable securities, $150.0 million available for borrowing under our Credit Facility, $12.9 million of which is reserved for our outstanding Letter of Credit Authorization agreements. As of June 30, 2019, we had $3.1 million outstanding under the Term Loan, and we had no amounts outstanding under the Revolving Line of Credit.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the six months ended June 30, 2019 were $73.9 million, of which $58.9 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

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

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of June 30, 2019 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of June 30, 2019 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

The following table sets forth cash flow data for the six months ended June 30:

	2019	2018
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$32,972	$32,764
Net cash used in investing activities	(116,181)	(42,918)
Net cash used in financing activities	(38,831)	(3,048)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2019, we generated $33.0 million of net cash from operating activities, an increase of $0.2 million from 2018. The increase is primarily due to a $4.4 million increase in the addback for amortization of deferred financing costs and debt discounts, a $2.5 million change in our operating assets and liabilities, which is primarily driven by a higher rate of cash collections and invoicing for our DAS build-out projects, and a $1.0 million increase in the addback for the amortization of operating lease right-of-use assets. The changes were partially offset by a $4.7 million increase in our net loss, a $1.7 million decrease in stock-based compensation expenses, a $1.1 million decrease in depreciation and amortization expenses, and a $0.4 million increase in gains and amortization of premiums/discounts on marketable securities in 2019.

Net Cash Used in Investing Activities

For the six months ended June 30, 2019, we used $116.2 million in investing activities, an increase of $73.3 million from 2018. The increase is due to a $42.3 million increase in net purchases of marketable securities resulting from our investment of some of the cash proceeds received from our issuance of the Convertible Notes, and a $30.9 million increase in purchases of property and equipment resulting from our continued build out and upgrade of Wi-Fi and DAS networks at our managed and operated venues.

Net Cash Used in Financing Activities

For the six months ended June 30, 2019, we used $38.8 million of cash in financing activities, an increase of $35.8 million from 2018. This increase is primarily due to a $26.1 million increase in payments for federal, state, and local employment payroll taxes related to our RSUs that vested during the period, an $8.4 million decrease in proceeds from exercise of stock options, a $2.0 million increase in cash paid for business acquisitions, a $1.8 million increase in cash paid for debt issuance costs, and a $0.7 million increase in principal payments for our finance leases and notes payable. The changes were partially offset by a $3.5 million increase in proceeds from our Credit Facility.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of June 30, 2019:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$43,497	$10,437	$14,623	$10,901	$7,536
Operating and finance leases(2)	26,348	6,137	7,303	6,193	6,715
Open purchase commitments(3)	27,493	26,868	492	133	—
Convertible Notes(4)	201,250	—	—	201,250	—
Credit Facility(5)	3,111	778	1,556	777	—
Notes payable(6)	2,718	2,035	683	—	—
Total	$304,417	$46,255	$24,657	$219,254	$14,251

(1)	Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports.

(2)	Non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software.

(3)	Open purchase commitments for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of June 30, 2019 as we have not received the related goods or services.

(4)	Long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt.

(5)	Debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments.

(6)	Payments under notes payable related to purchases of prepaid maintenance service.

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

Investment portfolio risk. We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. At June 30, 2019, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term commercial paper, corporate debt instruments and US treasury and agencies obligations.

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

Interest rate risk. Our Convertible Notes bear a coupon rate of 1.00% per annum. We do not have economic interest rate exposure on our Convertible Notes due to the fixed rate nature. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of June 30, 2019 would not have a material impact on net income (loss) and cash flow.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended June 30, 2019 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2019, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2019, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $20 million of our outstanding shares of common stock through July 31, 2020. The program replaced and superseded our existing stock repurchase program. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934. The extent to which we may repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management. The repurchase program may be extended, suspended or discontinued at any time.

Items 3, 4 and 5 are not applicable and have been omitted.

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

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: August 5, 2019	By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: August 5, 2019	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)