Form 10-Q
period 2019-09-30
BOINGO WIRELESS, INC.
filed 2019-11-08
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2019, there were 44,160,591 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$50,182	$149,412
Marketable securities	36,594	—
Accounts receivable, net	49,446	42,766
Prepaid expenses and other current assets	8,965	7,815
Total current assets	145,187	199,993
Property and equipment, net	361,876	314,179
Operating lease right-of-use assets, net	15,647	—
Goodwill	58,579	59,640
Intangible assets, net	15,739	19,152
Other assets	9,406	9,936
Total assets	$606,434	$602,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,497	$21,543
Accrued expenses and other liabilities	55,707	62,653
Deferred revenue	63,510	80,383
Current portion of operating leases	2,911	—
Current portion of long-term debt	778	—
Current portion of finance leases	3,057	4,201
Current portion of notes payable	1,937	2,411
Total current liabilities	156,397	171,191
Deferred revenue, net of current portion	172,601	137,205
Long-term portion of operating leases	17,879	—
Long-term debt	160,568	151,670
Long-term portion of finance leases	1,149	3,293
Long-term portion of notes payable	218	1,618
Deferred tax liabilities	1,129	1,073
Other liabilities	307	6,728
Total liabilities	510,248	472,778

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 44,121 and 42,669 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	232,286	259,132
Accumulated deficit	(135,801)	(129,930)
Accumulated other comprehensive loss	(1,543)	(1,295)
Total common stockholders’ equity	94,946	127,911
Non-controlling interests	1,240	2,211
Total stockholders’ equity	96,186	130,122
Total liabilities and stockholders’ equity	$606,434	$602,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$64,707	$65,253	$199,734	$183,013
Costs and operating expenses:
Network access	29,155	29,273	90,368	79,926
Network operations	13,682	13,260	42,073	38,829
Development and technology	8,182	7,995	25,534	22,883
Selling and marketing	5,721	5,674	17,782	16,490
General and administrative	5,021	7,789	20,330	22,218
Amortization of intangible assets	1,103	1,112	3,365	2,507
Total costs and operating expenses	62,864	65,103	199,452	182,853
Income from operations	1,843	150	282	160
Interest expense and amortization of debt discount	(2,191)	(8)	(6,741)	(58)
Interest income and other expense, net	388	(14)	1,600	(93)
Income (loss) before income taxes	40	128	(4,859)	9
Income tax expense	(143)	(54)	(254)	(198)
Net (loss) income	(103)	74	(5,113)	(189)
Net income attributable to non-controlling interests	84	596	11	1,447
Net loss attributable to common stockholders	$(187)	$(522)	$(5,124)	$(1,636)

Net loss per share attributable to common stockholders:
Basic	$0.00	$(0.01)	$(0.12)	$(0.04)
Diluted	$0.00	$(0.01)	$(0.12)	$(0.04)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	44,136	42,377	43,904	41,890
Diluted	44,136	42,377	43,904	41,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income	$(103)	$74	$(5,113)	$(189)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(304)	(219)	(268)	(490)
Unrealized (loss) gain on marketable securities	(4)	—	41	—
Comprehensive loss	(411)	(145)	(5,340)	(679)
Comprehensive income attributable to non-controlling interest	107	609	32	1,514
Comprehensive loss attributable to common stockholders	$(518)	$(754)	$(5,372)	$(2,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2018	42,669	$4	$259,132	$(129,930)	$(1,295)	$2,211	$130,122
Issuance of common stock under stock incentive plans	1,310	—	6	—	—	—	6
Shares withheld for taxes	—	—	(32,907)	—	—	—	(32,907)
Stock-based compensation expense	—	—	2,574	—	—	—	2,574
Net loss	—	—	—	(5,153)	—	(86)	(5,239)
Other comprehensive (loss) income	—	—	—	—	(22)	4	(18)
Balance at March 31, 2019	43,979	4	228,805	(135,083)	(1,317)	2,129	94,538
Issuance of common stock under stock incentive plans	128	—	74	—	—	—	74
Shares withheld for taxes	—	—	(759)	—	—	—	(759)
Stock-based compensation expense	—	—	2,271	—	—	—	2,271
Non-controlling interest distributions	—	—	—	—	—	(1,003)	(1,003)
Net income	—	—	—	216	—	13	229
Other comprehensive income (loss)	—	—	—	—	105	(6)	99
Balance at June 30, 2019	44,107	4	230,391	(134,867)	(1,212)	1,133	95,449
Issuance of common stock under stock incentive plans	70	—	74	—	—	—	74
Repurchases of common stock	(56)	—	—	(747)	—	—	(747)
Shares withheld for taxes	—	—	(457)	—	—	—	(457)
Stock-based compensation expense	—	—	2,278	—	—	—	2,278
Net (loss) income	—	—	—	(187)	—	84	(103)
Other comprehensive (loss) income	—	—	—	—	(331)	23	(308)
Balance at September 30, 2019	44,121	$4	$232,286	$(135,801)	$(1,543)	$1,240	$96,186

Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030
Issuance of common stock under stock incentive plans	758	—	4,228	—	—	—	4,228
Shares withheld for taxes	—	—	(6,340)	—	—	—	(6,340)
Stock-based compensation expense	—	—	3,312	—	—	—	3,312
Cumulative effect of a change in accounting principle	—	—	—	3,257	—	69	3,326
Net (loss) income	—	—	—	(3,229)	—	456	(2,773)
Other comprehensive loss	—	—	—	—	(1)	(3)	(4)
Balance at March 31,2018	41,753	4	231,879	(131,939)	(899)	1,734	100,779
Issuance of common stock under stock incentive plans	500	—	4,227	—	—	—	4,227
Shares withheld for taxes	—	—	(1,246)	—	—	—	(1,246)
Stock-based compensation expense	—	—	3,152	—	—	—	3,152
Non-controlling interest distributions	—	—	—	—	—	(614)	(614)
Net income	—	—	—	2,115	—	395	2,510
Other comprehensive (loss) income	—	—	—	—	(324)	57	(267)
Balance at June 30, 2018	42,253	4	238,012	(129,824)	(1,223)	1,572	108,541
Issuance of common stock under stock incentive plans	225	—	1,309	—	—	—	1,309
Shares withheld for taxes	—	—	(1,315)	—	—	—	(1,315)
Stock-based compensation expense	—	—	3,363	—	—	—	3,363
Net (loss) income	—	—	—	(522)	—	596	74
Other comprehensive (loss) income	—	—	—	—	(232)	13	(219)
Balance at September 30,2018	42,478	$4	$241,369	$(130,346)	$(1,455)	$2,181	$111,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(5,113)	$(189)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	52,750	56,769
Amortization of intangible assets	3,365	2,507
Impairment loss and loss on disposal of fixed assets and intangible assets held for sale, net	277	198
Stock-based compensation	6,434	9,227
Amortization of deferred financing costs and debt discount, net of amounts capitalized	6,554	0
Non-cash operating lease cost	1,675	0
Gains and amortization of premiums/discounts for marketable securities	(522)	0
Change in fair value of contingent consideration	(961)	0
Bad debt expense	187	301
Changes in operating assets and liabilities:
Accounts receivable	(6,974)	(1,596)
Prepaid expenses and other assets	946	(209)
Accounts payable	532	2,041
Accrued expenses and other liabilities	5,394	3,557
Deferred revenue	18,523	(1,772)
Operating lease liabilities	(1,996)	0
Net cash provided by operating activities	81,071	70,834
Cash flows from investing activities
Purchases of marketable securities	(73,323)	0
Proceeds from maturities of marketable securities	37,293	0
Purchases of property and equipment	(101,455)	(72,531)
Payments for asset acquisitions	0	(22,052)
Net cash used in investing activities	(137,485)	(94,583)
Cash flows from financing activities
Debt issuance costs	(1,815)	0
Proceeds from credit facility	3,500	15,000
Principal payments on credit facility	(584)	(656)
Payments of acquisition related consideration	(3,027)	0
Proceeds from exercise of stock options	154	9,764
Repurchase of common stock for retirement	(747)	0
Payments of finance leases and notes payable	(5,162)	(4,362)
Payments of withholding tax on net issuance of restricted stock units	(34,123)	(8,901)
Payments to non-controlling interests	(1,003)	(614)
Net cash (used in) provided by financing activities	(42,807)	10,231
Effect of exchange rates on cash	(9)	9
Net decrease in cash, cash equivalents, and restricted cash	(99,230)	(13,509)
Cash and cash equivalents at beginning of period	149,412	26,685
Cash, cash equivalents, and restricted cash at end of period	$50,182	$13,176
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs in accounts payable, accrued expenses and other liabilities	$35,515	$35,458
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$0	$5,068
Capitalized stock-based compensation included in property and equipment costs	$689	$600
Financed sale of intangible assets held for sale	$300	$0

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 contained in our annual report on Form 10-K filed with the SEC on March 1, 2019. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and nine months ended September 30, 2019 and 2018, our cash flows for the nine months ended September 30, 2019 and 2018, and our financial position as of September 30, 2019. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At September 30, 2019, we had $36,594 in marketable securities. We had no marketable securities at December 31, 2018.

Marketable securities are reported at fair value with the related unrealized gains and losses reported as other comprehensive income (loss) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. No significant unrealized gains and losses have been reported during the periods presented. Factors considered by us in assessing whether an other-than-temporary impairment has occurred include the nature of the investment, whether the decline in fair value is attributable to specific adverse conditions affecting the investment, the financial condition of the investee, the severity and the duration of the impairment and whether we have the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. Any realized gains or losses on the sale of investments are reflected as a component of interest income and other expense, net.

For the three and nine months ended September 30, 2019, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of September 30, 2019, we had $41 of cumulative unrealized gains, net of tax, which was $0 as of September 30, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
DAS	$23,714	$24,410	$75,431	$69,940
Military/multifamily	23,641	21,745	73,934	54,334
Wholesale—Wi-Fi	11,200	11,749	32,938	36,428
Retail	3,646	4,088	11,419	13,964
Advertising and other	2,506	3,261	6,012	8,347
Total revenue	$64,707	$65,253	$199,734	$183,013

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three and nine months ended September 30, 2019 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

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

As of September 30, 2019, we had an immaterial amount of unremitted earnings in our subsidiaries located outside of the U.S. for which state taxes have not been paid. Our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state income taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company had $(1,584) and $(1,295), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of September 30, 2019 and December 31, 2018 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. We are completing the assessment stage of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources to assist in the evaluation and implementation. We are currently evaluating the expected impact of this new standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar investments) and net investments in leases recognized by the lessor in accordance with ASC 842 on leases. In addition, the standard made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available-for-sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard will be adopted under the modified-retrospective approach with the prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are currently evaluating the expected impact of this new standard on our consolidated financial statements.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The total purchase price was $28,612, which includes contingent consideration fair valued at $961. At the closing date, we paid cash of $15,576. $13,000 of the purchase price was held back for the following: (i) $11,000 held back for third-party consents not obtained at closing for certain customer agreements, which are released as Elauwit delivers third-party consents with respect to such customer agreements; and (ii) a $2,000 indemnification holdback that is being retained for a period of 12 months following the closing of the acquisition. In 2018, we paid $9,048 of the amounts held back for third-party consents. We paid the remaining $1,952 for amounts held back for third-party consents in January 2019. During the nine months ended September 30, 2019, we paid $1,075 of the indemnification holdback consideration with the remaining $925 retained by the Company for settlement of working capital deficit and other indemnification matters discussed further below. Of the $925 retained by the Company, $566 related to undisclosed liabilities associated with acquired contracts that were initially recorded as network costs in the condensed consolidated statement of operations in the period in which the costs were incurred instead of recognizing a reduction in the indemnification liability and establishing an unfavorable contract liability. Accordingly, during the three months ended September 30, 2019 an out-of-period adjustment was recognized that reduced cost of sales by $566 to correct for costs associated with these unfavorable contracts that were recorded in the prior periods.

The contingent consideration could require payments in the aggregate amount of up to $15,000 that would be due and payable subject to certain conditions and the successful achievement of annual revenue targets for the acquired business during the 2019 and 2020 fiscal years. Refer to Note 12 for further discussion. The contingent consideration is subject to acceleration under certain corporate events. The fair value of the contingent consideration is based on Level 3 inputs. Further changes in the fair value of the contingent consideration will be recorded through operating income (loss). The contingent consideration was valued at the date of acquisition using the Monte Carlo method reflecting the average expected monthly revenue, an annual risk-free rate of 2.78%, and an annual revenue volatility rate of 40%.

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

ASC 805 provides for a measurement period not to exceed one year from the acquisition date to adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. During the nine months ended September 30, 2019, we recorded measurement period adjustments to: (i) increase the value of backlog intangible assets held for sale by $750 as a result of the identification of additional assets that were acquired; (ii) decrease the value of backlog intangible assets by $48 as a result of an adjustment made to the fair value of an acquired customer contract; and (iii) increase the value of accrued expenses and other liabilities and reduce the indemnification liability by $566 as a result of the identification of previously undisclosed liabilities of the sellers. The measurement period adjustments resulted in a net decrease to goodwill of $1,061. Intangible assets held for sale are included within prepaid expenses and other current assets on the condensed consolidated balance sheets. The following summarizes the final purchase price allocation:

		Weighted Average
		Estimated Useful
	Fair Value	Life (years)
Consideration:
Cash paid	$15,576
Holdback consideration	12,075
Contingent consideration	961
Total consideration	$28,612
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$4,494
Prepaid expenses and other current assets	1,687
Property and equipment	195
Other non-current assets	177
Accounts payable	(2,049)
Accrued expenses and other liabilities	(1,249)
Deferred revenue	(3,854)
Other non-current liabilities	(307)
Net tangible liabilities acquired	(906)
Backlog	6,982	5.0
Backlog-held for sale	750	—
Customer relationships	2,490	10.0
Partner relationships	1,200	10.0
Transition services agreement	540	2.0
Non-compete agreement	1,380	3.0
Goodwill	16,176
Total purchase price	$28,612

The following table presents the results of Elauwit included in the Company’s revenue and net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
Revenue	$5,745	$5,082	$19,049	$5,082
Net loss	(1,658)	(571)	(5,674)	(571)

Pro forma results (Unaudited)

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2018 as if the acquisition of Elauwit had occurred on January 1, 2017 and therefore includes Elauwit’s revenue and net income (loss), as adjusted, for such period. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2017. Income taxes were calculated based on the projected annual effective tax rate excluding discrete items as of September 30, 2018. Acquisition transaction costs have been excluded from the pro forma net income (loss).

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue	$67,917	$200,885
Net income (loss)	104	(1,221)
Net loss attributable to common stockholders	(492)	(2,668)
Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)

4. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$4,391	$11,689
Money market accounts	45,791	137,723
Total cash and cash equivalents	$50,182	$149,412
Short-term marketable securities-available-for-sale:
Marketable securities	$36,594	$—
Total short-term marketable securities	$36,594	$—

All contractual maturities of marketable securities were less than one year at September 30, 2019. Marketable securities consist primarily of debt securities which include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. For the three and nine months ended September 30, 2019, interest income was $431 and $1,685, respectively. For the three and nine months ended September 30, 2018, interest income was $12 and $31, respectively. Interest income is included in interest income and other expense, net in the accompanying condensed consolidated statements of operations.

5. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net and contract liability, net balances from contracts with customers for the nine months ended September 30, 2019 were as follows:

	Contract	Contract
	Assets, Net	Liabilities, Net
Balance at December 31, 2018	$468	$217,733
Balance at September 30, 2019	784	236,111
Change	$316	$18,378

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

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three and nine months ended September 30, 2019 include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Amounts included in the beginning of period contract liability balance	$21,801	$73,301
Amounts associated with performance obligations satisfied in previous periods	40	341

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $219,218. We expect to recognize this revenue as service is provided over the remaining contract term. As of September 30, 2019, our DAS contracts have a remaining duration of less than one year to approximately fifteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $11,379. We expect to recognize this revenue as service is provided over the remaining contract term. As of September 30, 2019, our wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately fifteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our multifamily customers and monthly service contracts.

6. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	September 30,	December 31,
	2019	2018
Leasehold improvements	$534,794	$474,808
Construction in progress	72,552	40,369
Software	57,912	51,534
Computer equipment	15,986	14,215
Furniture, fixtures and office equipment	2,142	2,141
Total property and equipment	683,386	583,067
Less: accumulated depreciation and amortization	(321,510)	(268,888)
Total property and equipment, net	$361,876	$314,179

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Network access	$9,463	$11,531	$30,527	$35,252
Network operations	4,361	4,447	13,069	13,017
Development and technology	2,782	2,664	8,369	7,740
General and administrative	261	259	785	760
Total depreciation and amortization of property and equipment	$16,867	$18,901	$52,750	$56,769

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued customer liabilities	$18,135	$15,219
Accrued construction in progress	12,246	20,930
Revenue share	8,972	5,514
Salaries and wages	3,504	4,425
Accrued taxes	3,421	2,745
Accrued professional fees	1,420	1,434
Accrued partner network	1,043	1,228
Holdback consideration	—	2,000
Acquisition purchase consideration	—	1,952
Other	6,966	7,206
Total accrued expenses and other liabilities	$55,707	$62,653

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

The following table summarizes the Convertible Notes as of September 30, 2019:

September 30,
2019
Par value of the Convertible Notes	$201,250
Unamortized debt discounts	(38,930)
Unamortized debt issuance costs	(3,890)
Net carrying value of Convertible Notes	$158,430

The fair value of our Convertible Notes was $167,541 as of September 30, 2019. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of September 27, 2019 and is classified as Level 2 in the fair value hierarchy. As of September 30, 2019, the if-converted value of the Convertible Notes did not exceed the principal amount.

Debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019. The following table sets forth interest expense related to the Convertible Notes for the three and nine months ended September 30, 2019:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019
Contractual interest expense	$503	$1,509
Amortization of debt issuance costs	213	632
Amortization of debt discount	2,079	6,127
Total	$2,795	$8,268
Effective interest rate of the liability component	7.1%	7.1%

During the three and nine months ended September 30, 2019, we capitalized $740 and $1,948, respectively, of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt discount and debt issuance costs through 2023 are as follows:

	Debt	Debt Issuance
	Discounts	Costs
October 1, 2019―December 31, 2019	$2,117	$217
January 1, 2020―December 31, 2020	8,864	901
January 1, 2021―December 31, 2021	9,528	955
January 1, 2022―December 31, 2022	10,241	1,015
January 1, 2023―December 31, 2023	8,180	802
	$38,930	$3,890

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

As of September 30, 2019, we had no amounts outstanding under the Revolving Line of Credit and $2,916 outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums.

Principal payments due under our Term Loan through 2023 are as follows:

Principal Payments
October 1, 2019―December 31, 2019	$194
January 1, 2020―December 31, 2020	778
January 1, 2021―December 31, 2021	778
January 1, 2022―December 31, 2022	778
January 1, 2023―December 31, 2023	388
$2,916

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019. Amortization and interest expense capitalized during the three and nine months ended September 30, 2019 amounted to $33 and $69, respectively. Amortization and interest expense expensed during the three and nine months ended September 30, 2019 amounted to $114 and $284, respectively. The interest rate for the Credit Facility for the nine months ended September 30, 2019 ranged from 4.1% to 4.4%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization Expense
October 1, 2019―December 31, 2019	$115
January 1, 2020―December 31, 2020	457
January 1, 2021―December 31, 2021	457
January 1, 2022―December 31, 2022	457
January 1, 2023―December 31, 2023	120
$1,606

10. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to nine years and our finance leases have remaining lease terms of one month to two years. Some of our operating leases may include one or more options to renew and can extend the lease term from one year to ten years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2019, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $4,840.

The components of lease expense were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$907	$2,683
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	$514	$1,555
Interest on lease liabilities	—	56
Total finance lease expense	$514	$1,611

Interest on lease liabilities capitalized during the three and nine months ended September 30, 2019 amounted to $38 and $85, respectively.

Supplemental cash flow information related to leases was as follows:

Nine Months
Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,723)
Operating cash flows from finance leases	(142)
Financing cash flows from finance leases	(3,288)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,321

Operating lease ROU assets obtained in exchange for lease obligations include the effects of the adoption of ASC 842 effective January 1, 2019.

Other information related to leases was as follows:

	September 30, 2019
Weighted average remaining lease term:
Operating leases	6.4	years
Financing leases	1.4	years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	3.2%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 as presented in accordance with ASC 842 were as follows:

	Operating	Finance
	Leases	Leases
October 1, 2019 – December 31, 2019	$1,033	$943
January 1, 2020―December 31, 2020	3,821	2,784
January 1, 2021―December 31, 2021	3,640	574
January 1, 2022―December 31, 2022	3,597	—
January 1, 2023―December 31, 2023	3,626	—
January 1, 2024―December 31, 2024	3,639	—
Thereafter	5,235	—
Total future minimum lease payments	24,591	4,301
Less: Imputed interest	(3,801)	(95)
Total	20,790	4,206
Current portion of operating and finance leases	2,911	3,057
Long-term portion of operating and finance leases	$17,879	$1,149

Future minimum lease payments under non-cancellable leases as of December 31, 2018 as presented in accordance with ASC 840, Leases, were as follows:

	Operating	Capital
	Leases	Leases
January 1, 2019 – December 31, 2019	$3,573	$4,373
January 1, 2020―December 31, 2020	3,456	2,783
January 1, 2021―December 31, 2021	3,385	574
January 1, 2022―December 31, 2022	3,414	—
January 1, 2023―December 31, 2023	3,495	—
Thereafter	8,835	—
Minimum lease payments	$26,158	7,730
Less: Amounts representing interest ranging from 1.3% to 7.7%		(236)
Minimum lease payments		7,494
Current portion of capital leases		4,201
Long-term portion of capital leases		$3,293

11. Notes payable

We enter into financed maintenance arrangements for some of our leased data communication equipment. Future minimum lease payments under notes payable as of September 30, 2019 were as follows:

Notes Payable
October 1, 2019 – December 31, 2019	$547
January 1, 2020―December 31, 2020	1,541
January 1, 2021―December 31, 2021	95
Total future minimum payments	2,183
Less: Imputed interest	(28)
Total	2,155
Current portion of note payable	1,937
Long-term portion of notes payable	$218

12. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$45,791	$—	$—	$45,791
Marketable securities	4,250	32,344	—	36,594
Total assets	$50,041	$32,344	$—	$82,385

At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$137,723	$—	$—	$137,723
Total assets	$137,723	$—	$—	$137,723
Liabilities:
Contingent consideration	$—	$—	$961	$961
Total liabilities	$—	$—	$961	$961

Our marketable securities utilize Level 1 and Level 2 inputs and consist primarily of corporate debt securities, which primarily include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. We have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturity securities are classified as Level 2 securities. Our marketable securities are valued at amortized cost, which approximates fair value. The fair value of our fixed maturity marketable securities is derived through the use of a third-party pricing source using recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data.

The Company’s contingent consideration obligation was initially recorded at fair value using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to achievement of estimated annual sales and are reviewed quarterly. Significant changes to estimated annual sales and discount rates would result in corresponding changes in the fair value of this obligation. The following table presents a reconciliation of the beginning and ending amounts related to the fair value of contingent consideration categorized as Level 3:

Balance , December 31, 2018	$961
Payment of contingent consideration	—
Change in fair value	—
Balance, June 30, 2019	961
Payment of contingent consideration	—
Change in fair value	(961)
Balance , September 30, 2019	$—

We do not expect to make any payments for the contingent consideration related to the Elauwit acquisition. The change in fair value of contingent consideration was recorded in general and administrative expenses in the condensed consolidated statements of operations.

13. Income taxes

Income tax expense of $143 and $54 reflect effective tax rates of 357.5% and 42.2% for the three months ended September 30, 2019 and 2018, respectively. Income tax expense of $254 and $198 reflect effective tax rates of 5.2% and 2,200.0% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance and minimum state taxes for the three and nine months ended September 30, 2019 and 2018 as well as foreign tax expense for the three and nine months ended September 30, 2018.

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

14. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of September 30, 2019, we have Letters of Credit totaling $12,976 that are scheduled to expire or renew over the next fourteen months. There have been no drafts drawn under these Letters of Credit as of September 30, 2019.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of September 30, 2019, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the condensed consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

15. Stock repurchases

On April 1, 2013, the Company approved a stock repurchase program to repurchase up to $10,000 of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. In July 2019, the stock repurchase plan was terminated and was replaced with a new stock repurchase program to repurchase up to $20,000 of the Company’s common stock in the open market. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the three months ended September 30, 2019, we repurchased approximately 56,000 shares under the new stock repurchase program for $745, excluding commissions paid, at a weighted average price per share of $13.24, which was not in excess of current market values at the time of repurchase. As of September 30, 2019, the remaining approved amount for repurchase was approximately $19,255.

16. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of September 30, 2019, options to purchase approximately 269,000 shares of common stock and RSUs covering approximately 800,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Network operations	$387	$549	$1,241	$1,602
Development and technology	325	323	962	915
Selling and marketing	578	511	1,655	1,377
General and administrative	764	1,772	2,576	5,333
Total stock-based compensation	$2,054	$3,155	$6,434	$9,227

During the three and nine months ended September 30, 2019, we capitalized $224 and $689, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2018, we capitalized $208 and $600, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contract	Aggregate
	Options	Exercise	Life	Intrinsic
	(000’s)	Price	(years)	Value
Outstanding at December 31, 2018	304	$7.49	3.8	$3,970
Exercised	(27)	$5.72
Canceled/forfeited	—	$—
Outstanding and exercisable at September 30, 2019	277	$7.66	3.1	$1,044

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

A summary of the RSU activity is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Non-vested at December 31, 2018	3,119	$8.60
Granted(1)	637	$22.15
Vested	(2,896)	$7.56
Canceled/forfeited	(60)	$23.71
Non-vested at September 30, 2019	800	$21.97
(1)	The RSUs granted to all of our named executive officers in 2017 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In February 2019, our Compensation Committee determined actual achievement of the 2017 performance-based RSUs resulting in additional RSUs granted of approximately 29,000 at a grant-date fair value of $11.94 per share during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, approximately 2,896,000 shares of RSUs vested. The Company issued approximately 1,481,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

17. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(187)	$(522)	$(5,124)	$(1,636)
Denominator:
Weighted average common stock, basic and diluted	44,136	42,377	43,904	41,890
Net loss per share attributable to common stockholders:
Basic	$0.00	$(0.01)	$(0.12)	$(0.04)
Diluted	$0.00	$(0.01)	$(0.12)	$(0.04)

For the three and nine months ended September 30, 2019 and September 30, 2018, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period. For the three and nine months ended September 30, 2019, we also excluded the shares that would be issuable assuming conversion of the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive. Diluted EPS for our Convertible Notes is calculated under the treasury method in accordance with ASC 260, Earnings Per Share.

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

Over the past 17 years, we’ve built a global footprint of wireless networks that we estimate reaches more than a billion consumers annually. We operate 71 DAS networks containing approximately 37,200 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.3 million commercial Wi-Fi hotspots in more than 100 countries around the world.

We generate revenue from our wireless networks in a number of ways, including our DAS, small cells, multifamily and wholesale Wi-Fi offerings, which are targeted towards businesses, and our military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended September 30, 2019, DAS revenue accounted for approximately 37% of our revenue.

Military revenue, which is driven by military personnel who purchase Wi-Fi services on military bases, and multifamily revenue, which is driven by property owners who purchase network installation services and recurring monthly Wi-Fi services and support, accounted for approximately 37% of our total revenue for the three months ended September 30, 2019. As of September 30, 2019, our military subscriber base was approximately 137,000, a 3.5% decrease over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 6% of our total revenue for the three months ended September 30, 2019. As of September 30, 2019, our retail subscriber base was approximately 85,000, a 39.7% decrease over the prior year comparative period.

Our wholesale customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended September 30, 2019, wholesale Wi-Fi revenue accounted for approximately 17% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended September 30, 2019, advertising and other revenue accounted for approximately 3% of our revenue.

In support of our overall business strategy, we are focused on the following objectives:

●expand our footprint of managed and operated and aggregated networks;

●leverage our neutral-host business model to grow DAS, small cell, and wholesale roaming partnerships;

●expand our carrier offload relationships; and

●increase our brand awareness.

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

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$64,707	$65,253	$199,734	$183,013
Costs and operating expenses:
Network access	29,155	29,273	90,368	79,926
Network operations	13,682	13,260	42,073	38,829
Development and technology	8,182	7,995	25,534	22,883
Selling and marketing	5,721	5,674	17,782	16,490
General and administrative	5,021	7,789	20,330	22,218
Amortization of intangible assets	1,103	1,112	3,365	2,507
Total costs and operating expenses	62,864	65,103	199,452	182,853
Income from operations	1,843	150	282	160
Interest expense and amortization of debt discount	(2,191)	(8)	(6,741)	(58)
Interest income and other expense, net	388	(14)	1,600	(93)
Income (loss) before income taxes	40	128	(4,859)	9
Income tax expense	(143)	(54)	(254)	(198)
Net (loss) income	(103)	74	(5,113)	(189)
Net income attributable to non-controlling interests	84	596	11	1,447
Net loss attributable to common stockholders	$(187)	$(522)	$(5,124)	$(1,636)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Network access	$9,463	$11,531	$30,527	$35,252
Network operations	4,361	4,447	13,069	13,017
Development and technology	2,782	2,664	8,369	7,740
General and administrative	261	259	785	760
Total(1)	$16,867	$18,901	$52,750	$56,769
(1)	The $2.0 million and $4.0 million decrease in depreciation and amortization of property and equipment for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively, is primarily due to a decrease in depreciation expense related to certain DAS build-out projects that were depreciated over a longer estimated useful life resulting from the successful extension of certain venue agreements, which was partially offset by depreciation expense for new DAS build-out projects that were completed and launched in 2018 and 2019.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Network operations	$387	$549	$1,241	$1,602
Development and technology	325	323	962	915
Selling and marketing	578	511	1,655	1,377
General and administrative	764	1,772	2,576	5,333
Total(2)	$2,054	$3,155	$6,434	$9,227
(2)	Stock-based compensation expense decreased by $1.1 million and $2.8 million for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively. The decreases are primarily due to the decrease in stock-based compensation expense related to the multi-year 2016 RSUs granted to our previous Chief Executive Officer and our Chief Financial Officer, which became fully vested in February 2019. No similar multi-year RSUs have been granted to any of our executives after 2016. We capitalized $0.2 million and $0.7 million of stock-based compensation expense for each of the three and nine months ended September 30, 2019, respectively. We capitalized $0.2 million and $0.6 million of stock-based compensation expense for each of the three and nine months ended September 30, 2018, respectively.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	45.1	44.9	45.2	43.7
Network operations	21.1	20.3	21.1	21.2
Development and technology	12.6	12.3	12.8	12.5
Selling and marketing	8.8	8.7	8.9	9.0
General and administrative	7.8	11.9	10.2	12.1
Amortization of intangible assets	1.7	1.7	1.7	1.4
Total costs and operating expenses	97.2	99.8	99.9	99.9
Income from operations	2.8	0.2	0.1	0.1
Interest expense and amortization of debt discount	(3.4)	0.0	(3.4)	0.0
Interest income and other expense, net	0.6	0.0	0.8	(0.1)
Income (loss) before income taxes	0.1	0.2	(2.4)	0.0
Income tax expense	(0.2)	(0.1)	(0.1)	(0.1)
Net (loss) income	(0.2)	0.1	(2.6)	(0.1)
Net income attributable to non-controlling interests	0.1	0.9	0.0	0.8
Net loss attributable to common stockholders	(0.3)%	(0.8)%	(2.6)%	(0.9)%

Three Months ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$23,714	$24,410	$(696)	(2.9)
Military/multifamily	23,641	21,745	1,896	8.7
Wholesale—Wi-Fi	11,200	11,749	(549)	(4.7)
Retail	3,646	4,088	(442)	(10.8)
Advertising and other	2,506	3,261	(755)	(23.2)
Total revenue	$64,707	$65,253	$(546)	(0.8)

Key business metrics:
DAS nodes	37.2	27.4	9.8	35.8
Subscribers—military	137	142	(5)	(3.5)
Subscribers—retail	85	141	(56)	(39.7)
Connects	89,291	75,424	13,867	18.4

DAS. DAS revenue decreased $0.7 million, or 2.9%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to a $4.9 million decrease from build-out projects in our managed and operated locations, which was partially offset by $4.2 million increase in access fees from our telecom operators. DAS access fees for the three months ended September 30, 2019 include $1.8 million of one-time access fees.

Military/multifamily. Military/multifamily revenue increased $1.9 million, or 8.7%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a $1.3 million increase in military subscriber revenue, which was driven primarily by an 10.9% increase in the average monthly revenue per military subscriber in 2019 compared to 2018, and a $0.7 million increase in multifamily revenues resulting from our Elauwit Networks, LLC acquisition in August 2018.

Wholesale—Wi-Fi. Wholesale Wi-Fi revenue decreased $0.5 million, or 4.7% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to a $1.6 million decrease in partner usage based fees, which was partially offset by a $1.1 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail. Retail revenue decreased $0.4 million, or 10.8%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a $0.5 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers.

Advertising and other. Advertising and other revenue decreased $0.8 million, or 23.2% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$29,155	$29,273	$(118)	(0.4)
Network operations	13,682	13,260	422	3.2
Development and technology	8,182	7,995	187	2.3
Selling and marketing	5,721	5,674	47	0.8
General and administrative	5,021	7,789	(2,768)	(35.5)
Amortization of intangible assets	1,103	1,112	(9)	(0.8)
Total costs and operating expenses	$62,864	$65,103	$(2,239)	(3.4)

Network access. Network access costs remained relatively consistent for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. We experienced a $2.1 million decrease in depreciation expense, a $1.4 million increase in revenue share paid to venues in our managed and operated locations, a $0.4 million increase in direct cost of sales, and a $0.3 million increase in expenses related to our multifamily operations, which we acquired in August 2018 in the Elauwit acquisition.

Network operations. Network operations expenses increased $0.4 million, or 3.2%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to a $0.2 million increase in personnel related expenses and a $0.2 million increase in other expenses. Network operations expenses related to our multifamily operations, which we acquired in August 2018, increased by $0.5 million.

Development and technology. Development and technology expenses increased $0.2 million, or 2.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a $0.3 million increase in hardware and software maintenance expenses, which was partially offset by a $0.2 million decrease in consulting expenses.

Selling and marketing. Selling and marketing expenses remained relatively consistent for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Selling and marketing expenses related to our multifamily operations, which we acquired in August 2018, increased by $0.3 million.

General and administrative. General and administrative expenses decreased $2.8 million, or 35.5%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a $1.0 million decrease in the fair value of contingent consideration, a $1.0 million decrease in personnel related expenses, a $0.3 million decrease in professional fees, and a $0.2 million decrease in bad debt expenses. General and administrative expenses related to our multifamily operations, which we acquired in August 2018, increased by $0.4 million.

Amortization of intangible assets. Amortization of intangible assets expense remained relatively consistent for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased $2.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to interest expense incurred in connection with the Convertible Notes we issued in October 2018. During the three months ended September 30, 2019 and 2018, we capitalized $0.8 million and $0.3 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net increased $0.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increased interest income related to our cash equivalents and marketable securities balances in 2019.

Income Tax Expense

There were no significant changes in income tax expense for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Our effective tax rate was 357.5% and 42.2% for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance and minimum state taxes for the three months ended September 30, 2019 and 2018 as well as foreign tax expense for the three months ended September 30, 2018.

Non-controlling Interests

Non-controlling interests decreased $0.5 million, or 85.9% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 resulting from decreased net income for a subsidiary from DAS build-out projects that were completed in 2018.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the three months ended September 30, 2019 decreased $0.3 million as compared to the three months ended September 30, 2018 primarily due to the $2.2 million decrease in costs and operating expenses, the $0.5 million decrease in non-controlling interests, and the $0.4 million increase in interest income and other expense, net, which were partially offset by the $2.2 million increase in interest expense and amortization of debt discount, and the $0.5 million decrease in revenues. Our diluted net loss per share remained consistent.

Nine Months ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
DAS	$75,431	$69,940	$5,491	7.9
Military/multifamily	73,934	54,334	19,600	36.1
Wholesale—Wi-Fi	32,938	36,428	(3,490)	(9.6)
Retail	11,419	13,964	(2,545)	(18.2)
Advertising and other	6,012	8,347	(2,335)	(28.0)
Total revenue	$199,734	$183,013	$16,721	9.1

Key business metrics:
DAS nodes	37.2	27.4	9.8	35.8
Subscribers—military	137	142	(5)	(3.5)
Subscribers—retail	85	141	(56)	(39.7)
Connects	253,757	210,626	43,131	20.5

DAS. DAS revenue increased $5.5 million, or 7.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due to a $10.3 million increase in access fees from our telecom operators, which was partially offset by a $4.8 million decrease from build-out projects in our managed and operated locations. DAS access fees for the nine months ended September 30, 2019 include $4.8 million of one-time access fees.

Military/multifamily. Military/multifamily revenue increased $19.6 million, or 36.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a $14.0 million increase in multifamily revenues resulting from our multifamily operations, which we acquired in August 2018, and a $5.8 million increase in military subscriber revenue, which was driven primarily by an 11.5% increase in the average monthly revenue per military subscriber in 2019 compared to 2018.

Wholesale— Wi-Fi. Wholesale Wi-Fi revenue decreased $3.5 million, or 9.6% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due to a $5.7 million decrease in partner usage based fees, which was partially offset by a $2.2 million increase in fees primarily earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage and operate at their venues.

Retail. Retail revenue decreased $2.5 million, or 18.2%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due to a $2.2 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers, and a $0.3 million decrease in retail single-use revenue.

Advertising and other. Advertising and other revenue decreased $2.3 million, or 28.0% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a $2.6 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$90,368	$79,926	$10,442	13.1
Network operations	42,073	38,829	3,244	8.4
Development and technology	25,534	22,883	2,651	11.6
Selling and marketing	17,782	16,490	1,292	7.8
General and administrative	20,330	22,218	(1,888)	(8.5)
Amortization of intangible assets	3,365	2,507	858	34.2
Total costs and operating expenses	$199,452	$182,853	$16,599	9.1

Network access. Network access costs increased $10.4 million, or 13.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase is primarily due to an $11.0 million increase in expenses related to our multifamily operations, which we acquired in August 2018, a $3.3 million increase in revenue share paid to venues in our managed and operated locations, and a $1.0 million increase in direct cost of sales, and a $0.7 million increase in other cost of revenue, which were partially offset by $4.7 million decrease in depreciation expense related to our decreased fixed assets from our DAS build-out projects and a $0.9 million decrease from customer usage at partner venues.

Network operations. Network operations expenses increased $3.2 million, or 8.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a $1.9 million increase in personnel related expenses, a $0.5 million increase in network maintenance expenses, a $0.5 million increase in other expenses, and a $0.3 million increase in travel and entertainment expenses. Network operations expenses related to our multifamily operations, which we acquired in August 2018, increased by $2.6 million.

Development and technology. Development and technology expenses increased $2.7 million, or 11.6%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a $0.8 million increase in hardware and software maintenance expenses, a $0.7 million increase in personnel related expenses, a $0.6 million increase in depreciation expense related to our increased software assets, and a $0.2 million increase in cloud computing expenses. Development and technology expenses related to our multifamily operations, which we acquired in August 2018, increased by $0.4 million.

Selling and marketing. Selling and marketing expenses increased $1.3 million, or 7.8%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a $1.0 million increase in personnel related expenses and a $0.2 million increase in travel and entertainment expenses. Selling and marketing expenses related to our multifamily operations, which we acquired in August 2018, increased by $1.6 million.

General and administrative. General and administrative expenses decreased $1.9 million, or 8.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a $1.2 million decrease in personnel related expenses and a $1.0 million decrease in the fair value of contingent consideration, which were partially offset by a $0.3 million increase in licenses and taxes. General and administrative expenses related to our multifamily operations, which we acquired in August 2018, increased by $1.9 million.

Amortization of intangible assets. Amortization of intangible assets expense increased $0.9 million, or 34.2% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the $1.5 million increase resulting from our Elauwit acquisition in August 2018.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased $6.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to interest expense incurred in connection with the Convertible Notes we issued in October 2018. During the nine months ended September 30, 2019 and 2018, we capitalized $2.1 million and $0.6 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net increased $1.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to increased interest income related to our cash equivalents and marketable securities balances in 2019.

Income Tax Expense

There were no significant changes in income tax expense for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Our effective tax rate decreased from 2,200.0% for the nine months ended September 30, 2018 to 5.2% for the nine months ended September 30, 2019. Or effective tax rate differs from the statutory rate primarily due to our valuation allowance and minimum state taxes for the nine months ended September 30, 2019 and 2018 as well as foreign tax expense for the nine months ended September 30, 2018.

Non-controlling Interests

Non-controlling interests decreased $1.4 million, or 99.2% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 resulting from decreased net income for a subsidiary from DAS build-out projects that were completed in 2018.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the nine months ended September 30, 2019 increased $3.5 million as compared to the nine months ended September 30, 2018, primarily due to the $6.7 million increase in interest expense and amortization of debt discount, which was partially offset by the $1.7 million increase in interest income and other expense, net, and the $1.4 million decrease in non-controlling interests. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Reconciliation of Non-GAAP Financial Measures

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax expense, interest expense and amortization of debt discount, interest income and other expense, net, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Net loss attributable to common stockholders	$(187)	$(522)	$(5,124)	$(1,636)
Depreciation and amortization of property and equipment	16,867	18,901	52,750	56,769
Stock-based compensation expense	2,054	3,155	6,434	9,227
Amortization of intangible assets	1,103	1,112	3,365	2,507
Income tax expense	143	54	254	198
Interest expense and amortization of debt discount	2,191	8	6,741	58
Interest income and other expense, net	(388)	14	(1,600)	93
Non-controlling interests	84	596	11	1,447
Adjusted EBITDA	$21,867	$23,318	$62,831	$68,663

Adjusted EBITDA was $21.9 million for the three months ended September 30, 2019, a decrease of 6.2% from $23.3 million recorded in the three months ended September 30, 2018. As a percent of revenue, Adjusted EBITDA was 33.8% for the three months ended September 30, 2019, down from 35.7% of revenue for the three months ended September 30, 2018. The Adjusted EBITDA decrease was primarily due to the $2.0 million decrease in depreciation and amortization expense, the $1.1 million decrease in stock-based compensation expense, the $0.5 million decrease in non-controlling interests, and the $0.4 million increase in interest income and other expense, net, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The changes were partially offset by $2.2 million increase in interest expense and amortization of debt discount and the $0.3 million decrease in net loss attributable to common stockholders, for the three months ended September 30, 2019 compared to three nine months ended September 30, 2018.

Adjusted EBITDA was $62.8 million for the nine months ended September 30, 2019, a decrease of 8.5% from $68.7 million recorded in the nine months ended September 30, 2018. As a percent of revenue, Adjusted EBITDA was 31.5% for the nine months ended September 30, 2019, down from 37.5% of revenue for the nine months ended September 30, 2018. The Adjusted EBITDA decrease was due primarily to the $3.5 million increase in our net loss attributable to common stockholders, the $3.2 million decrease in depreciation and amortization expense, the $2.8 million decrease in stock based compensation expense, the $1.7 million increase in interest income and other expense, net, and the $1.4 million decrease in non-controlling interests, which were partially offset by the $6.7 million increase in interest expense and amortization of debt discount, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of September 30, 2019 consisted of $50.2 million of cash and cash equivalents, $36.6 million of marketable securities, $150.0 million available for borrowing under our Credit Facility, $13.0 million of which is reserved for our outstanding Letter of Credit Authorization agreements. As of September 30, 2019, we had $2.9 million outstanding under the Term Loan, and we had no amounts outstanding under the Revolving Line of Credit.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the nine months ended September 30, 2019 were $101.5 million, of which $79.9 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

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

We believe that our existing cash and cash equivalents, marketable securities, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2019 will range from $120.0 million to $135.0 million, including $95.0 million to $105.0 million of capital expenditures for DAS build-out projects, which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2019 capital expenditures will be used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues.

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

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of September 30, 2019 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of September 30, 2019 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

The following table sets forth cash flow data for the nine months ended September 30:

	2019	2018
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$81,071	$70,834
Net cash used in investing activities	(137,485)	(94,583)
Net cash (used in) provided by financing activities	(42,807)	10,231

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2019, we generated $81.1 million of net cash from operating activities, an increase of $10.2 million from 2018. The increase is primarily due to a $14.4 million change in our operating assets and liabilities, which is primarily driven by a higher rate of invoicing for our DAS build-out projects, a $6.6 million increase in the addback for amortization of deferred financing costs and debt discounts, and a $1.7 million increase in the addback for the non-cash operating lease costs. The changes were partially offset by a $4.9 million increase in our net loss, a $3.2 million decrease in depreciation and amortization expenses, a $2.8 million decrease in stock-based compensation expenses, a $1.0 million change in fair value of contingent consideration, and a $0.5 million increase in gains and amortization of premiums/discounts on marketable securities in 2019.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2019, we used $137.5 million in investing activities, an increase of $42.9 million from 2018. The increase is due to a $36.0 million increase in net purchases of marketable securities resulting from our investment of some of the cash proceeds received from our issuance of the Convertible Notes, and a $28.9 million increase in purchases of property and equipment resulting from our continued build out and upgrade of Wi-Fi and DAS networks at our managed and operated venues. The increases were partially offset by a $22.1 million decrease in cash paid for asset acquisitions.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2019, we used $42.8 million of cash in financing activities compared to $10.2 million of cash provided by financing activities in 2018. This change is primarily due to a $25.2 million increase in payments for federal, state, and local employment payroll taxes related to our RSUs that vested during the period, an $11.5 million decrease in proceeds from our Credit Facility, a $9.6 million decrease in proceeds from exercise of stock options, a $3.0 million increase in cash paid for business acquisitions, a $1.8 million increase in cash paid for debt issuance costs, a $0.8 million increase in principal payments for our finance leases and notes payable, a $0.7 million increase in cash paid for stock repurchases, and a $0.4 million increase in cash paid to non-controlling interests.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of September 30, 2019:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$41,857	$9,484	$14,840	$11,300	$6,233
Operating and finance leases(2)	24,996	5,968	6,847	6,296	5,885
Open purchase commitments(3)	18,036	17,651	385	—	—
Convertible Notes(4)	201,250	—	—	201,250	—
Credit Facility(5)	2,916	778	1,556	582	—
Notes payable(6)	2,155	1,937	218	—	—
Total	$291,210	$35,818	$23,846	$219,428	$12,118
(1)	Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports.

(2)	Non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software.

(3)	Open purchase commitments for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2019 as we have not received the related goods or services.

(4)	Long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt.

(5)	Debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments.

(6)	Payments under notes payable related to purchases of prepaid maintenance service.

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

Investment portfolio risk. We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. At September 30, 2019, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term commercial paper, corporate debt instruments and US treasury and agencies obligations.

Our marketable available-for-sale securities are carried at fair value and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, would be included in interest income and other expense, net.

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

Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of September 30, 2019 would not have a material impact on net income (loss) and cash flow.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2019 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2019, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information Regarding Stock Repurchases

On April 1, 2013, our Board of Directors approved a stock repurchase program to repurchase up to $10.0 million of the Company’s common stock in the open market, exclusive of any commissions, markups or expenses. On July 30, 2019, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $20.0 million of our outstanding shares of common stock through July 31, 2020. The program replaced and superseded our existing stock repurchase program. Under the program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934. The extent to which we may repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management. The repurchase program may be extended, suspended or discontinued at any time.

During the nine months ended September 30, 2019, we repurchased and retired approximately 56,000 shares under this program for approximately $745,000, excluding commissions paid, at a weighted average price per share of $13.24. As of September 30, 2019, the remaining approved amount for repurchases was approximately $19,255,000. Activity under the program for the nine months ended September 30, 2019 was as follows:

			Approximate Dollar
			Value of Shares that
			May Yet Be
	Total Number of	Weighted	Purchased Under
	Shares Purchased (1)	Average Price Paid	the Plans or
	(000’s)	Per Share	Programs (000’s)

As of December 31, 2018	—	$—	—
September 1 – September 30	56	$13.24	19,255
Total	56
(1)	All shares purchased were purchased as part of a publicly announced program discussed above, in open-market transactions.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

31.1	Certification of Michael Finley, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of Michael Finley, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: November 8, 2019	By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: November 8, 2019	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)