Form 10-Q
period 2020-03-31
BOINGO WIRELESS, INC.
filed 2020-05-08
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020, there were 44,325,775 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$145,916	$40,401
Marketable securities	29,301	40,214
Accounts receivable, net	37,910	33,350
Prepaid expenses and other current assets	8,519	8,235
Total current assets	221,646	122,200
Property and equipment, net	384,636	380,243
Operating lease right-of-use assets, net	14,557	15,196
Goodwill	58,579	58,579
Intangible assets, net	13,829	14,940
Other assets	9,843	9,309
Total assets	$703,090	$600,467

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,608	$24,298
Accrued expenses and other liabilities	54,940	65,152
Deferred revenue	66,133	61,229
Current portion of operating leases	2,586	2,695
Current portion of long-term debt	972	778
Current portion of finance leases	2,344	2,721
Current portion of notes payable	1,131	1,527
Total current liabilities	159,714	158,400
Deferred revenue, net of current portion	171,557	166,660
Long-term portion of operating leases	16,633	17,357
Long-term debt	264,890	162,708
Long-term portion of finance leases	131	572
Long-term portion of notes payable	25	95
Deferred tax liabilities	1,005	993
Other liabilities	182	201
Total liabilities	614,137	506,986

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 44,314 and 44,224 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	236,048	234,638
Accumulated deficit	(145,606)	(140,973)
Accumulated other comprehensive loss	(2,445)	(1,426)
Total common stockholders’ equity	88,001	92,243
Non-controlling interests	952	1,238
Total stockholders’ equity	88,953	93,481
Total liabilities and stockholders’ equity	$703,090	$600,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$59,886	$66,473
Costs and operating expenses:
Network access	28,759	31,411
Network operations	13,287	14,142
Development and technology	6,985	8,999
Selling and marketing	5,579	5,867
General and administrative	6,750	8,294
Amortization of intangible assets	1,111	1,131
Total costs and operating expenses	62,471	69,844
Loss from operations	(2,585)	(3,371)
Interest expense and amortization of debt discount	(2,349)	(2,395)
Interest income and other expense, net	254	719
Loss before income taxes	(4,680)	(5,047)
Income tax expense	(45)	(192)
Net loss	(4,725)	(5,239)
Net loss attributable to non-controlling interests	(92)	(86)
Net loss attributable to common stockholders	$(4,633)	$(5,153)

Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.12)
Diluted	$(0.10)	$(0.12)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	44,272	43,527
Diluted	44,272	43,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(4,725)	$(5,239)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(891)	(34)
Unrealized (loss) gain on marketable securities	(60)	16
Comprehensive loss	(5,676)	(5,257)
Comprehensive loss attributable to non-controlling interest	(24)	(82)
Comprehensive loss attributable to common stockholders	$(5,652)	$(5,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2019	44,224	$4	$234,638	$(140,973)	$(1,426)	$1,238	$93,481
Issuance of common stock under stock incentive plans	90	—	185	—	—	—	185
Shares withheld for taxes	—	—	(461)	—	—	—	(461)
Stock-based compensation expense	—	—	1,686	—	—	—	1,686
Non-controlling interest distributions	—	—	—	—	—	(262)	(262)
Net loss	—	—	—	(4,633)	—	(92)	(4,725)
Other comprehensive (loss) income	—	—	—	—	(1,019)	68	(951)
Balance at March 31, 2020	44,314	$4	$236,048	$(145,606)	$(2,445)	$952	$88,953

Balance at December 31, 2018	42,669	$4	$259,132	$(129,930)	$(1,295)	$2,211	$130,122
Issuance of common stock under stock incentive plans	1,310	—	6	—	—	—	6
Shares withheld for taxes	—	—	(32,907)	—	—	—	(32,907)
Stock-based compensation expense	—	—	2,574	—	—	—	2,574
Net loss	—	—	—	(5,153)	—	(86)	(5,239)
Other comprehensive (loss) income	—	—	—	—	(22)	4	(18)
Balance at March 31,2019	43,979	$4	$228,805	$(135,083)	$(1,317)	$2,129	$94,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(4,725)	$(5,239)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,646	19,009
Amortization of intangible assets	1,111	1,131
Impairment loss and loss on disposal of fixed assets and intangible assets held for sale, net	(30)	91
Stock-based compensation	1,537	2,344
Amortization of deferred financing costs and debt discount, net of amounts capitalized	2,343	2,256
Non-cash operating lease cost	639	438
Gains and amortization of premiums/discounts for marketable securities	(81)	(207)
Change in deferred income taxes	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,912)	4,307
Prepaid expenses and other assets	(1,071)	(13)
Accounts payable	(166)	1,397
Accrued expenses and other liabilities	(3,253)	(1,481)
Deferred revenue	9,801	439
Operating lease liabilities	(794)	(729)
Net cash provided by operating activities	19,033	23,743
Cash flows from investing activities
Purchases of marketable securities	(15,032)	(36,665)
Proceeds from maturities of marketable securities	25,965	—
Purchases of property and equipment	(22,592)	(32,390)
Net cash used in investing activities	(11,659)	(69,055)
Cash flows from financing activities
Debt issuance costs	—	(1,687)
Proceeds from credit facility	100,000	3,500
Principal payments on credit facility	—	(194)
Payments of acquisition related consideration	—	(1,952)
Proceeds from exercise of stock options	185	6
Payments of finance leases and notes payable	(1,285)	(1,853)
Payments of withholding tax on net issuance of restricted stock units	(461)	(32,907)
Payments to non-controlling interest	(262)	—
Net cash provided by (used in) financing activities	98,177	(35,087)
Effect of exchange rates on cash	(36)	3
Net increase (decrease) in cash and cash equivalents	105,515	(80,396)
Cash and cash equivalents at beginning of period	40,401	149,412
Cash and cash equivalents at end of period	$145,916	$69,016
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs included in accounts payable, accrued expenses and other liabilities	$39,754	$39,309
Capitalized stock-based compensation included in property and equipment costs	$149	$230
Purchase price for business acquisition included in accrued expenses and other liabilities	$—	$2,961
Debt issuance costs included in accrued expenses and other liabilities	$—	$125
Financed sale of intangible assets held for sale	$277	$311

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

Impact of COVID-19 on our business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, we have seen some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations has directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in new deal flow with our DAS and wholesale Wi-Fi customers.

Certain states, including California, have issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. We have transitioned our corporate employees to a work from home model and our employees are performing their functions in the new environment. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers and stockholders.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 contained in our annual report on Form 10-K filed with the SEC on March 2, 2020. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three months ended March 31, 2020 and 2019, our cash flows for the three months ended March 31, 2020 and 2019, and our financial position as of March 31, 2020. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes, which simplifies the accounting for income taxes. The standard removes certain ASC 740 exceptions to reduce the cost and complexity of its application including: i) the exception to the “with-and-without” approach for intraperiod tax allocation when there was a loss from continuing operations and income or a gain from other items such as discontinued operations of other comprehensive income; ii) two exceptions with respect to accounting for outside basis differences of equity method investments and foreign subsidiaries; and iii) the exception to limit the income tax benefit recognized in the interim period in cases where the year-to-date loss exceeded the anticipated loss for the year. The standard also clarified and amended existing guidance including, but not limited to: i) when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; ii) accounting for tax effects, both deferred and current, in the interim period that includes the enactment date. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. We adopted ASU 2019-12 on January 1, 2020 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis for any new implementation costs incurred in a cloud computing arrangement that is hosted by the vendor. The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortize cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar investments) and net investments in leases recognized by the lessor in accordance with ASC 842 on leases. In addition, the standard made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities. Available-for-sale accounting recognizes that values may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available-for-sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard will be adopted under the modified-retrospective approach with the prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We adopted ASU 2016-13 on January 1, 2020 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to FASB ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At March 31, 2020 and December 31, 2019, we had $29,301 and $40,214, respectively, in marketable securities.

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

For the three months ended March 31, 2020, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of March 31, 2020, we had $39 of cumulative unrealized loss, net of tax, which was $0 as of March 31, 2020 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss. As of December 31, 2019, we had $21 of cumulative unrealized gains, net of tax, which was $0 as of December 31, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Military/multifamily	$22,707	$25,897
DAS	22,196	24,095
Wholesale—Wi-Fi	9,743	11,020
Retail	2,959	3,926
Advertising and other	2,281	1,535
Total revenue	$59,886	$66,473

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three months ended March 31, 2020 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

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

Operating and finance lease right-of-use (“ROU”) assets and ROU liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for the asset classes maintained. We exclude short-term leases with a lease term of 12 months or less at commencement date from our condensed consolidated balance sheets.

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

As of March 31, 2020, we were in a net tested loss position in our subsidiaries located outside of the U.S. in the event that we generate earnings in these subsidiaries, our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state incomes taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the Company had $(2,406) and $(1,447), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of March 31, 2020 and December 31, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

The functional currency for our other foreign subsidiaries is the U.S. dollar. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the condensed consolidated statements of operations.

Use of estimates

The preparation of accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the accompanying condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and the use of estimates include the allowance for doubtful accounts, recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment, valuation of ROU assets and ROU liabilities, valuation and useful lives of intangible assets, contract assets and contract liabilities including estimates of variable consideration, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

3. Restructuring

In December 2019, the Company approved and adopted a plan to restructure the Company's business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Under this plan, the Company's management and employees will be focused primarily on managing its key business of i) providing services to the wireless carriers, ii) generating business on military bases, and iii) growing the Company's multifamily business, in addition to managing the profitability of the Company's legacy business such as retail and advertising. As part of the business realignment plan, the Company eliminated approximately 80 positions. We expect these actions to be substantially completed in the first half of 2020 and the Company expects to modify its reportable segments in the period that such actions are completed.

Restructuring activity for the three months ended March 31, 2020 was as follows:

Accrued Employee
Severance and
Benefits
Balance, December 31, 2019	$2,249
Additional accruals	—
Adjustments	—
Cash payments	(2,224)
Non-cash settlements	—
Balance, March 31, 2020	$25

Substantially all of the accrued restructuring balance as of March 31, 2020 is expected to be paid within the next 12 months and was recorded within accrued expenses and other liabilities on the consolidated balance sheets.

4. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$4,712	$6,061
Money market accounts	141,204	34,340
Total cash and cash equivalents	$145,916	$40,401
Short-term marketable securities-available-for-sale:
Marketable securities	$29,301	$40,214
Total short-term marketable securities	$29,301	$40,214

All contractual maturities of marketable securities were less than one year at March 31, 2020. Marketable securities consist primarily of debt securities which include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. For the three months ended March 31, 2020 and 2019, interest income was $296 and $714, respectively. Interest income is included in interest income and other expense, net in the accompanying condensed consolidated statements of operations.

5. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net and contract liability, net balances from contracts with customers for the three months ended March 31, 2020 were as follows:

	Contract	Contract
	Assets, Net	Liabilities, Net
Balance at December 31, 2019	$967	$227,889
Balance at March 31, 2020	608	237,690
Change	$(359)	$9,801

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

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three months ended March 31, 2020 include the following:

Three Months Ended
March 31, 2020
Amounts included in the beginning of period contract liability balance	$24,970
Amounts associated with performance obligations satisfied in previous periods	13

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $222,221. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2020, our DAS contracts have a remaining duration of less than one year to approximately fifteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $9,984. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2020, our wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately fifteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our multifamily customers and monthly service contracts.

6. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	March 31,	December 31,
	2020	2019
Leasehold improvements	$555,106	$550,427
Construction in progress	84,800	78,343
Software	62,418	60,814
Computer equipment	16,637	16,707
Furniture, fixtures and office equipment	2,379	2,140
Total property and equipment	721,340	708,431
Less: accumulated depreciation and amortization	(336,704)	(328,188)
Total property and equipment, net	$384,636	$380,243

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Network access	$10,950	$11,582
Network operations	4,667	4,386
Development and technology	2,733	2,779
General and administrative	296	262
Total depreciation and amortization of property and equipment	$18,646	$19,009

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued customer liabilities	$20,167	$19,403
Accrued construction in progress	10,128	18,197
Revenue share	10,081	9,844
Accrued taxes	3,965	3,642
Salaries and wages	2,425	6,023
Accrued professional fees	806	1,196
Accrued partner network	531	687
Other	6,837	6,160
Total accrued expenses and other liabilities	$54,940	$65,152

8. Convertible Notes

In October 2018, the Company sold, through the initial purchasers, convertible senior notes (“Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, for gross proceeds of $201,250. The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 1.00% per annum on April 1st and October 1st of each year. The Convertible Notes will mature on October 1, 2023 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2023, the Convertible Notes are convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. Thereafter, the Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, at the Company’s election.

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

The following table summarizes the Convertible Notes as of March 31, 2020:

March 31,
2020
Par value of the Convertible Notes	$201,250
Unamortized debt discounts	(34,657)
Unamortized debt issuance costs	(3,453)
Net carrying value of Convertible Notes	$163,140

The fair value of our Convertible Notes was $177,100 as of March 31, 2020. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of March 13, 2020 and is classified as Level 2 in the fair value hierarchy. As of March 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.

Debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020. The following table sets forth interest expense related to the Convertible Notes for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$503	$503
Amortization of debt issuance costs	220	208
Amortization of debt discount	2,156	2,006
Total	$2,879	$2,717
Effective interest rate of the liability component	7.1%	7.1%

During the three months ended March 31, 2020 and 2019, we capitalized $650 and $465, respectively, of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt discount and debt issuance costs through 2023 are as follows:

	Debt	Debt Issuance
	Discounts	Costs
April 1, 2020―December 31, 2020	$6,708	$681
January 1, 2021―December 31, 2021	9,528	955
January 1, 2022―December 31, 2022	10,241	1,015
January 1, 2023―December 31, 2023	8,180	802
	$34,657	$3,453

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

As of March 31, 2020, we had $100,000 outstanding under the Revolving Line of Credit and $2,722 outstanding under the Term Loan. As of December 31, 2019, we had no amounts outstanding under the Revolving Line of Credit and $2,722 outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums.

Principal payments due under our Term Loan through 2023 are as follows:

Principal Payments
April 1, 2020―December 31, 2020	$778
January 1, 2021―December 31, 2021	778
January 1, 2022―December 31, 2022	778
January 1, 2023―December 31, 2023	388
$2,722

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020. Amortization and interest expense capitalized during the three months ended March 31, 2020 amounted to $131. No amounts were capitalized during the three months ended March 31, 2019. Amortization and interest expense expensed during the three months ended March 31, 2020 and 2019 amounted to $114 and $56, respectively. The interest rate for the Credit Facility for the three months ended March 31, 2020 was 3.7%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization Expense
April 1, 2020―December 31, 2020	$343
January 1, 2021―December 31, 2021	457
January 1, 2022―December 31, 2022	457
January 1, 2023―December 31, 2023	120
$1,377

10. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to nine years and our finance leases have remaining lease terms of one month to fifteen months. Some of our operating leases may include one or more options to renew and can extend the lease term from one year to ten years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2020, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $5,910. As of December 31, 2019, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $5,387.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$859	$885
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	538	524
Interest on lease liabilities	—	56
Total finance lease expense	$538	$580

Interest on lease liabilities capitalized during the three months ended March 31, 2020, which is excluded from the above table, amounted to $24. No amounts were capitalized during the three months ended March 31, 2019.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,056)	$(977)
Operating cash flows from finance leases	(24)	(56)
Financing cash flows from finance leases	(818)	(1,176)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	16,916

Operating lease ROU assets obtained in exchange for lease obligations for the three months ended March 31, 2019 include the effects of the adoption of ASC 842, Leases, effective January 1, 2019, which resulted in the recording of $16,916 of operating lease ROU assets as of January 1, 2019.

Other information related to leases was as follows:

	March 31, 2020
Weighted average remaining lease term:
Operating leases	5.9	years
Financing leases	1.0	years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	3.2%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 as presented in accordance with ASC 842 were as follows:

	Operating	Finance
	Leases	Leases
April 1, 2020―December 31, 2020	$2,510	$1,941
January 1, 2021―December 31, 2021	3,695	574
January 1, 2022―December 31, 2022	3,692	—
January 1, 2023―December 31, 2023	3,645	—
January 1, 2024―December 31, 2024	3,655	—
January 1, 2025―December 31, 2025	3,707	—
Thereafter	1,528	—
Total future minimum lease payments	22,432	2,515
Less: Imputed interest	(3,213)	(40)
Total	19,219	2,475
Current portion of operating and finance leases	2,586	2,344
Long-term portion of operating and finance leases	$16,633	$131

11. Notes payable

We enter into financed maintenance arrangements for some of our leased data communication equipment. Future minimum lease payments under notes payable as of March 31, 2020 were as follows:

Notes Payable
April 1, 2020―December 31, 2020	$1,071
January 1, 2021―December 31, 2021	95
Total future minimum payments	1,166
Less: Imputed interest	(10)
Total	1,156
Current portion of note payable	1,131
Long-term portion of notes payable	$25

12. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$141,204	$—	$—	$141,204
Marketable securities	3,776	25,525	—	29,301
Total assets	$144,980	$25,525	$—	$170,505

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$32,843	$1,497	$—	$34,340
Marketable securities	6,262	33,952	—	40,214
Total assets	$39,105	$35,449	$—	$74,554

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

13. Income taxes

Income tax expense of $45 and $192 reflects an effective tax rate of 1.0% and 3.8% for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance and minimum state taxes for the three months ended March 31, 2020 and 2019.

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

14. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2020, we have Letters of Credit totaling $13,304 that are scheduled to expire or renew over the next one-year period. There have been no drafts drawn under these Letters of Credit as of March 31, 2020.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of March 31, 2020, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the condensed consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

15. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of March 31, 2020, options to purchase approximately 182,000 shares of common stock and RSUs covering approximately 1,244,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Network operations	$348	$506
Development and technology	158	303
Selling and marketing	422	529
General and administrative	609	1,006
Total stock-based compensation expense	$1,537	$2,344

During the three months ended March 31, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $481. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior periods.

During the three months ended March 31, 2020 and 2019, we capitalized $149 and $230, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contract	Aggregate
	Options	Exercise	Life	Intrinsic
	(000’s)	Price	(years)	Value
Outstanding at December 31, 2019	235	$7.67	2.6	$870
Exercised	(26)	$7.03
Canceled/forfeited	(19)	$12.44
Outstanding and exercisable at March 31, 2020	190	$7.26	2.7	$693

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

We grant performance-based RSUs to executive personnel. These awards vest subject to certain performance objectives based on revenue, Adjusted EBITDA, and/or relative total stockholder return performance goals achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance-based RSUs generally vest over a three-year period subject to continuous service on each vesting date and achievement of the performance conditions. We recognize stock-based compensation expense for performance-based RSUs when performance targets are defined and the grant date is established and we believe that it is probable that the performance objectives will be met.

A summary of the RSU activity is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Non-vested at December 31, 2019	633	$22.04
Granted(1)(2)	731	$10.50
Vested	(105)	$20.23
Canceled/forfeited	(15)	$22.05
Non-vested at March 31, 2020	1,244	$15.41
(1)	The performance-based RSUs granted to our executive officers in 2018 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In March 2020, our Compensation Committee determined actual achievement of the 2018 performance-based RSUs at 100.5% during the three months ended March 31, 2020.
(2)	The performance-based RSUs granted to our executive officers in 2019 and 2020 were subject to satisfaction of specified service-based and performance-based conditions over a three-year performance period. Achievement of the revenue and Adjusted EBITDA goals for the 2019 and 2020 performance-based RSUs is based upon the budgets established for each of the years in the three-year performance period. As the Company approves budgets on an annual basis, the performance targets for the 2019 performance-based RSUs related to the 2020 and 2021 revenue and Adjusted EBITDA goals and the performance targets for the 2020 performance-based RSUs related to the 2021 and 2022 revenue and Adjusted EBITDA goals were not considered defined as of the date these awards were awarded by the Compensation Committee. The grant date requirements of ASC 718, Compensation―Stock Compensation, are therefore not met until such approval is obtained. During the three months ended March 31, 2020, the Company’s Compensation Committee approved the 2020 revenue and Adjusted EBITDA performance targets for the 2019 performance-based RSUs resulting in additional RSUs granted of approximately 36,000 at a grant-date fair value of $12.41 per share. As of March 31, 2020, 36,000 2019 performance-based RSUs and 178,000 2020 performance-based RSUs have been excluded from RSU shares granted and non-vested as the performance targets have not yet been defined.

During the three months ended March 31, 2020, approximately 105,000 shares of RSUs vested. The Company issued approximately 64,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

16. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(4,633)	$(5,153)
Denominator:
Weighted average common stock, basic and diluted	44,272	43,527
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.12)

For the three months ended March 31, 2020 and 2019, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period. For the three months ended March 31, 2020 and 2019, we also excluded the shares that would be issuable assuming conversion of the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive. Diluted EPS for our Convertible Notes is calculated under the treasury method in accordance with ASC 260, Earnings Per Share.

In July 2019, the Company approved a stock repurchase program to repurchase up to $20,000 of the Company’s common stock in the open market, exclusive of any commissions, markups, or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three months ended March 31, 2020. As of March 31, 2020, the remaining approved amount for repurchase was approximately $19,255.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities Exchange Commission on March 2, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; operations and financial performance due to COVID-19; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

For nearly 20 years, we have worked to build a global footprint of wireless networks that we estimate reaches more than a billion consumers annually. We operate 73 DAS networks containing approximately 39,500 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.3 million commercial Wi-Fi hotspots in more than 100 countries around the world.

We generate revenue from our wireless networks in a number of ways, including our DAS, small cells, multifamily and wholesale Wi-Fi offerings, which are targeted towards carriers and venues, and military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale DAS revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended March 31, 2020, DAS revenue accounted for approximately 37% of our revenue.

Military revenue, which is driven by military personnel who purchase Wi-Fi services on military bases, and multifamily revenue, which is driven by property owners who purchase network installation services and recurring monthly Wi-Fi services and support, accounted for approximately 38% of our total revenue for the three months ended March 31, 2020. As of March 31, 2020, our military subscriber base was approximately 135,000, an 8.2% decrease over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 5% of our total revenue for the three months ended March 31, 2020. As of March 31, 2020, our retail subscriber base was approximately 70,000, a 38.1% decrease over the prior year comparative period.

Our wholesale customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended March 31, 2020, wholesale Wi-Fi revenue accounted for approximately 16% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended March 31, 2020, advertising and other revenue accounted for approximately 4% of our revenue.

In support of our overall business strategy, we are focused on the following objectives:

●leverage our neutral-host business model to grow DAS, small cell, and wholesale roaming partnerships;

●expand our carrier offload relationships;

●	expand our footprint of managed and operated and aggregated networks; and

●increase our brand awareness.

In December 2019, we approved and adopted a plan to restructure our business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Under this plan, our management and employees will be focused primarily on managing our key business of i) providing services to the wireless carriers, ii) generating business on military bases, and iii) growing our multifamily business, in addition to managing the profitability of our legacy business such as retail and advertising. As part of the business realignment plan, we eliminated approximately 80 positions. We expect these actions to be substantially completed in the first half of 2020 and to modify our reportable segments in the period that such actions are completed.

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

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, we have seen some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations has directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in new deal flow with our DAS and wholesale Wi-Fi customers.

Certain states, including California, have issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. We have transitioned our corporate employees to a work from home model and our employees are performing their functions in the new environment. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers and stockholders.

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$59,886	$66,473
Costs and operating expenses:
Network access	28,759	31,411
Network operations	13,287	14,142
Development and technology	6,985	8,999
Selling and marketing	5,579	5,867
General and administrative	6,750	8,294
Amortization of intangible assets	1,111	1,131
Total costs and operating expenses	62,471	69,844
Loss from operations	(2,585)	(3,371)
Interest expense and amortization of debt discount	(2,349)	(2,395)
Interest income and other expense, net	254	719
Loss before income taxes	(4,680)	(5,047)
Income tax expense	(45)	(192)
Net loss	(4,725)	(5,239)
Net loss attributable to non-controlling interests	(92)	(86)
Net loss attributable to common stockholders	$(4,633)	$(5,153)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
	(in thousands)
Network access	$10,950	$11,582
Network operations	4,667	4,386
Development and technology	2,733	2,779
General and administrative	296	262
Total(1)	$18,646	$19,009
(1)	The $0.4 million decrease in depreciation and amortization of property and equipment for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to certain DAS build-out project assets that became fully depreciated in 2019 and 2020 as well as decreases in depreciation expense related to certain DAS build-out projects that were depreciated over a longer estimated useful life resulting from the successful extension of certain venue agreements in 2020. The decreases were partially offset by depreciation expense for new DAS build-out projects that were completed and launched in 2019 and 2020.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
	(in thousands)
Network operations	$348	$506
Development and technology	158	303
Selling and marketing	422	529
General and administrative	609	1,006
Total(2)	$1,537	$2,344
(2)	Stock-based compensation expense decreased by $0.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $0.5 million. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior annual periods. The remaining decrease is primarily attributable to a decrease in the Company's headcount resulting from the restructuring plan that was adopted in December 2019. During each of the three months ended March 31, 2020 and 2019, we capitalized $0.1 million and $0.2 million, respectively, of stock-based compensation expense.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Costs and operating expenses:
Network access	48.0	47.3
Network operations	22.2	21.3
Development and technology	11.7	13.5
Selling and marketing	9.3	8.8
General and administrative	11.3	12.5
Amortization of intangible assets	1.9	1.7
Total costs and operating expenses	104.3	105.1
Loss from operations	(4.3)	(5.1)
Interest expense and amortization of debt discount	(3.9)	(3.6)
Interest income and other expense, net	0.4	1.1
Loss before income taxes	(7.8)	(7.6)
Income tax expense	(0.1)	(0.3)
Net loss	(7.9)	(7.9)
Net loss attributable to non-controlling interests	(0.2)	(0.1)
Net loss attributable to common stockholders	(7.7)%	(7.8)%

Three Months ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue:
Military/multifamily	$22,707	$25,897	$(3,190)	(12.3)
DAS	22,196	24,095	(1,899)	(7.9)
Wholesale—Wi-Fi	9,743	11,020	(1,277)	(11.6)
Retail	2,959	3,926	(967)	(24.6)
Advertising and other	2,281	1,535	746	48.6
Total revenue	$59,886	$66,473	$(6,587)	(9.9)

Key business metrics:
DAS nodes	39.5	31.1	8.4	27.0
Subscribers—military	135	147	(12)	(8.2)
Subscribers—retail	70	113	(43)	(38.1)
Connects	66,512	78,625	(12,113)	(15.4)

Military/multifamily. Military/multifamily revenue decreased $3.2 million, or 12.3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a $2.2 million decrease in multifamily construction revenues resulting from a decrease in the number of properties under construction, and a $1.0 million decrease in military subscriber revenue, which was driven primarily by the decrease in military subscribers offset by a 2.6% increase in the average monthly revenue per military subscriber in 2020 compared to 2019.

DAS. DAS revenue decreased $1.9 million, or 7.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a $3.7 million decrease primarily due to the successful renewal of certain of our customer contracts resulting in the reamortization of the remaining deferred build revenue over a longer contract term in 2019. DAS build-out revenues for the three months ended March 31, 2020 includes a $1.1 million short-term build project that included the sale of equipment that was completed during this period. The decrease was partially offset by a $1.8 million increase in access fees from our telecom operators.

Wholesale—Wi-Fi. Wholesale Wi-Fi revenue decreased $1.3 million, or 11.6% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a $1.4 million decrease in partner usage-based fees.

Retail. Retail revenue decreased $1.0 million, or 24.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a $0.8 million decrease in retail subscriber revenue, which was driven primarily by the decrease in retail subscribers, and a $0.2 million decrease in retail single-use revenue.

Advertising and other. Advertising and other revenue increased $0.7 million , or 48.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a $0.7 million increase in advertising sales at our managed and operated locations resulting from an increase in the number of premium ad units sold.

Costs and Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$28,759	$31,411	$(2,652)	(8.4)
Network operations	13,287	14,142	(855)	(6.0)
Development and technology	6,985	8,999	(2,014)	(22.4)
Selling and marketing	5,579	5,867	(288)	(4.9)
General and administrative	6,750	8,294	(1,544)	(18.6)
Amortization of intangible assets	1,111	1,131	(20)	(1.8)
Total costs and operating expenses	$62,471	$69,844	$(7,373)	(10.6)

Network access. Network access costs decreased $2.7 million, or 8.4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease is primarily due to a $1.9 million decrease in construction and support expenses related to our multifamily operations, a $0.6 million decrease in depreciation expense, and a $0.3 million decrease from customer usage at partner venues. The decreases were partially offset by a $0.3 million increase in revenue share paid to venues in our managed and operated locations. Other costs of revenue for the three months ended March 31, 2020 included $0.9 million of costs directly related to our short-term DAS project that was completed during this period.

Network operations. Network operations expenses decreased $0.9 million, or 6.0%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a $1.0 million decrease in personnel related expenses, which was partially offset by a $0.3 million increase in depreciation expense.

Development and technology. Development and technology expenses decreased $2.0 million, or 22.4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a $1.3 million decrease in personnel related expenses and a $0.3 million decrease in consulting expenses.

Selling and marketing. Selling and marketing expenses decreased $0.3 million, or 4.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a $0.2 million decrease in personnel related expenses.

General and administrative. General and administrative expenses decreased $1.5 million, or 18.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a $1.2 million decrease in personnel related expenses and a $0.3 million decrease in professional fees.

Amortization of intangible assets. Amortization of intangible assets expense remained relatively consistent for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount remained relatively consistent for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, we capitalized $0.8 million and $0.5 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased $0.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to decreased interest income related to our cash equivalents and marketable securities balances in 2020.

Income Tax Expense

There were no significant changes in income tax expense and our effective tax rate for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Non-controlling Interests

There were no significant changes in non-controlling interests for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the three months ended March 31, 2020 decreased as compared to the three months ended March 31, 2019, primarily due to the $7.4 million decrease in costs and operating expenses, which was partially offset by the $6.6 million decrease in revenues.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
	(in thousands)
Net loss attributable to common stockholders	$(4,633)	$(5,153)
Depreciation and amortization of property and equipment	18,646	19,009
Stock-based compensation expense	1,537	2,344
Amortization of intangible assets	1,111	1,131
Income tax expense	45	192
Interest expense and amortization of debt discount	2,349	2,395
Interest income and other expense, net	(254)	(719)
Non-controlling interests	(92)	(86)
Adjusted EBITDA	$18,709	$19,113

Adjusted EBITDA was $18.7 million for the three months ended March 31, 2020, a decrease of 2.1% from $19.1 million recorded in the three months ended March 31, 2019. As a percent of revenue, Adjusted EBITDA was 31.2% for the three months ended March 31, 2020, up from 28.8% of revenue for the three months ended March 31, 2019. The Adjusted EBITDA decrease was due primarily to the $0.8 million decrease in stock based compensation expense and the $0.4 million decrease in depreciation and amortization expense, which were partially offset by the $0.5 million decrease in our net loss attributable to common stockholders and the $0.5 million decrease in interest income and other expense, net, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of March 31, 2020 consisted of $145.9 million of cash and cash equivalents, $29.3 million of marketable securities, and $50.0 million available for borrowing under our Credit Facility, $13.3 million of which is reserved for our outstanding Letter of Credit Authorization agreements. As of March 31, 2020, we had $2.7 million outstanding under the Term Loan and $100.0 million outstanding under the Revolving Line of Credit.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2020 were $22.6 million, of which $17.5 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

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

In October 2018, we sold, through the initial purchasers, convertible senior notes (“Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, for gross proceeds of $201.25 million. The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 1.00% per annum on April 1st and October 1st of each year. The Convertible Notes will mature on October 1, 2023 unless they are redeemed, repurchased or converted prior to such date. Prior to April 1, 2023, the Convertible Notes are convertible at the option of holders only during certain periods and upon satisfaction of certain conditions. Thereafter, the Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election.

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

We believe that our existing cash and cash equivalents, marketable securities, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2020 will range from $100.0 million to $125.0 million, including $80.0 million to $100.0 million of capital expenditures for DAS build-out projects which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2020 capital expenditures will be used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues.

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

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of March 31, 2020 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of March 31, 2020 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

The following table sets forth cash flow data for the three months ended March 31:

	2020	2019
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$19,033	$23,743
Net cash used in investing activities	(11,659)	(69,055)
Net cash provided by (used in) financing activities	98,177	(35,087)

Net Cash Provided by Operating Activities

For the three months ended March 31, 2020, we generated $19.0 million of net cash from operating activities, a decrease of $4.7 million from 2019. The decrease is primarily due to a $4.3 million change in our operating assets and liabilities, which is primarily driven by higher payments to our suppliers, a $0.8 million decrease in stock-based compensation expenses, and a $0.4 million decrease in depreciation and amortization expenses in 2020. The changes were partially offset by a $0.5 million decrease in our net loss and a $0.2 million increase in the addback for the non-cash operating lease costs in 2020.

Net Cash Used in Investing Activities

For the three months ended March 31, 2020, we used $11.7 million in investing activities, a decrease of $57.4 million from 2019. The decrease is due to a $47.6 million decrease in net purchases of marketable securities and a $9.8 million decrease in purchases of property and equipment in 2020.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2020, we generated $98.2 million of cash in financing activities compared to $35.1 million of cash used in financing activities in 2019. This change is primarily due to a $96.5 million increase in proceeds from our Credit Facility, a $32.4 million decrease in payments for federal, state, and local employment payroll taxes related to our RSUs that vested during the period, a $2.0 million decrease in payments of acquisition related consideration, a $1.7 million decrease in cash paid for debt issuance costs, and a $0.6 million decrease in principal payments for our finance leases and notes payable.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of March 31, 2020:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Venue revenue share minimums(1)	$45,851	$11,694	$16,984	$12,117	$5,056
Operating and finance leases(2)	21,694	4,930	6,041	6,535	4,188
Open purchase commitments(3)	37,560	37,380	180	—	—
Convertible Notes(4)	201,250	—	—	201,250	—
Credit Facility(5)	102,722	972	1,556	100,194	—
Notes payable(6)	1,156	1,131	25	—	—
Total	$410,233	$56,107	$24,786	$320,096	$9,244
(1)	Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports.

(2)	Non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software.

(3)	Open purchase commitments for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2020 as we have not received the related goods or services.

(4)	Long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt.

(5)	Debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments.

(6)	Payments under notes payable related to purchases of prepaid maintenance service.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2019 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 2, 2020.

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

Investment portfolio risk. We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. At March 31, 2020, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term commercial paper, corporate debt instruments and US treasury and agencies obligations.

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

Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of March 31, 2020 would increase our annual interest expense by approximately $1.0 million and increase our net loss and cash outflow accordingly.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2020 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. We translate all assets and liabilities denominated in foreign currency into U.S. dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiary's functional currency to U.S. dollars are recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported net loss and can make comparisons from period to period more difficult. We currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2020, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Other than the risk factor set forth below, we do not believe that there have been material changes in the risk factors contained in our Annual Report on Form 10-K.

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the recent COVID-19 pandemic. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has also resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. A portion of our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Decreased travel and discretionary spending may have an adverse affect on our business such as our retail, wholesale Wi-Fi, and advertising and other revenues.

The spread of COVID-19 has also caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we have acquired or may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. Our customers may be unable to pay our invoices as they become due and our suppliers may experience difficulties in providing us with necessary goods and services required for us to operate our business. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and the pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects may have a material adverse impact on our future results of operations.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

10.1	Letter Agreement between the Registrant and Douglas Lodder, dated January 1, 2016.†				X

31.1	Certification of Michael Finley, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of Michael Finley, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: May 8, 2020	By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: May 8, 2020	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)