Form 10-Q
period 2020-06-30
BOINGO WIRELESS, INC.
filed 2020-08-07
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, there were 44,468,100 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$151,947	$40,401
Marketable securities	20,100	40,214
Accounts receivable, net	22,236	33,350
Prepaid expenses and other current assets	8,363	8,235
Total current assets	202,646	122,200
Property and equipment, net	392,940	380,243
Operating lease right-of-use assets, net	13,989	15,196
Goodwill	58,579	58,579
Intangible assets, net	12,724	14,940
Other assets	11,130	9,309
Total assets	$692,008	$600,467

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,434	$24,298
Accrued expenses and other liabilities	56,356	65,152
Deferred revenue	66,141	61,229
Current portion of operating leases	2,597	2,695
Current portion of long-term debt	60,778	778
Current portion of finance leases	1,790	2,721
Current portion of notes payable	707	1,527
Total current liabilities	215,803	158,400
Deferred revenue, net of current portion	167,287	166,660
Long-term portion of operating leases	15,933	17,357
Long-term debt	207,115	162,708
Long-term portion of finance leases	—	572
Long-term portion of notes payable	—	95
Deferred tax liabilities	1,005	993
Other liabilities	184	201
Total liabilities	607,327	506,986

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 44,465 and 44,224 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	237,985	234,638
Accumulated deficit	(151,446)	(140,973)
Accumulated other comprehensive loss	(2,448)	(1,426)
Total common stockholders’ equity	84,095	92,243
Non-controlling interests	586	1,238
Total stockholders’ equity	84,681	93,481
Total liabilities and stockholders’ equity	$692,008	$600,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$58,672	$68,554	$118,558	$135,027
Costs and operating expenses:
Network access	27,885	29,802	56,644	61,213
Network operations	13,549	14,249	26,836	28,391
Development and technology	6,498	8,353	13,483	17,352
Selling and marketing	5,852	6,194	11,431	12,061
General and administrative	7,289	7,015	14,039	15,309
Amortization of intangible assets	1,105	1,131	2,216	2,262
Total costs and operating expenses	62,178	66,744	124,649	136,588
(Loss) income from operations	(3,506)	1,810	(6,091)	(1,561)
Interest expense and amortization of debt discount	(2,773)	(2,155)	(5,122)	(4,550)
Interest income and other expense, net	121	493	375	1,212
(Loss) income before income taxes	(6,158)	148	(10,838)	(4,899)
Income tax (expense) benefit	(71)	81	(116)	(111)
Net (loss) income	(6,229)	229	(10,954)	(5,010)
Net (loss) income attributable to non-controlling interests	(389)	13	(481)	(73)
Net (loss) income attributable to common stockholders	$(5,840)	$216	$(10,473)	$(4,937)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.13)	$0.00	$(0.24)	$(0.11)
Diluted	$(0.13)	$0.00	$(0.24)	$(0.11)

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	44,391	44,041	44,331	43,786
Diluted	44,391	44,378	44,331	43,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income	$(6,229)	$229	$(10,954)	$(5,010)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(81)	70	(972)	36
Unrealized gain on marketable securities	101	29	41	45
Comprehensive (loss) income	(6,209)	328	(11,885)	(4,929)
Comprehensive (loss) income attributable to non-controlling interest	(366)	7	(390)	(75)
Comprehensive (loss) income attributable to common stockholders	$(5,843)	$321	$(11,495)	$(4,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2019	44,224	$4	$234,638	$(140,973)	$(1,426)	$1,238	$93,481
Issuance of common stock under stock incentive plans	90	—	185	—	—	—	185
Shares withheld for taxes	—	—	(461)	—	—	—	(461)
Stock-based compensation expense	—	—	1,686	—	—	—	1,686
Non-controlling interest distributions	—	—	—	—	—	(262)	(262)
Net loss	—	—	—	(4,633)	—	(92)	(4,725)
Other comprehensive (loss) income	—	—	—	—	(1,019)	68	(951)
Balance at March 31,2020	44,314	4	236,048	(145,606)	(2,445)	952	88,953
Issuance of common stock under stock incentive plans	151	—	262	—	—	—	262
Shares withheld for taxes	—	—	(472)	—	—	—	(472)
Stock-based compensation expense	—	—	2,147	—	—	—	2,147
Net loss	—	—	—	(5,840)	—	(389)	(6,229)
Other comprehensive (loss) income	—	—	—	—	(3)	23	20
Balance at June 30, 2020	44,465	$4	$237,985	$(151,446)	$(2,448)	$586	$84,681

Balance at December 31, 2018	42,669	$4	$259,132	$(129,930)	$(1,295)	$2,211	$130,122
Issuance of common stock under stock incentive plans	1,310	—	6	—	—	—	6
Shares withheld for taxes	—	—	(32,907)	—	—	—	(32,907)
Stock-based compensation expense	—	—	2,574	—	—	—	2,574
Net loss	—	—	—	(5,153)	—	(86)	(5,239)
Other comprehensive (loss) income	—	—	—	—	(22)	4	(18)
Balance at March 31, 2019	43,979	4	228,805	(135,083)	(1,317)	2,129	94,538
Issuance of common stock under stock incentive plans	128	—	74	—	—	—	74
Shares withheld for taxes	—	—	(759)	—	—	—	(759)
Stock-based compensation expense	—	—	2,271	—	—	—	2,271
Non-controlling interest distributions	—	—	—	—	—	(1,003)	(1,003)
Net income	—	—	—	216	—	13	229
Other comprehensive income (loss)	—	—	—	—	105	(6)	99
Balance at June 30, 2019	44,107	$4	$230,391	$(134,867)	$(1,212)	$1,133	$95,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(10,954)	$(5,010)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,175	35,883
Amortization of intangible assets	2,216	2,262
Impairment loss, loss on disposal of fixed assets and intangible assets held for sale, net, and other	42	352
Stock-based compensation	3,517	4,380
Amortization of deferred financing costs and debt discount, net of amounts capitalized	4,877	4,381
Non-cash operating lease cost	1,207	1,045
Gains and amortization of premiums/discounts for marketable securities	(79)	(425)
Change in deferred income taxes	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	10,732	(31,350)
Prepaid expenses and other assets	(2,344)	(376)
Accounts payable	(117)	95
Accrued expenses and other liabilities	(4,590)	3,661
Deferred revenue	5,539	19,521
Operating lease liabilities	(1,520)	(1,447)
Net cash provided by operating activities	46,689	32,972
Cash flows from investing activities
Purchases of marketable securities	(15,032)	(55,629)
Proceeds from maturities of marketable securities	35,265	13,300
Purchases of property and equipment	(51,681)	(73,852)
Net cash used in investing activities	(31,448)	(116,181)
Cash flows from financing activities
Debt issuance costs	—	(1,815)
Proceeds from credit facility	100,000	3,500
Principal payments on credit facility	(389)	(389)
Payments of acquisition related consideration	—	(1,952)
Proceeds from exercise of stock options	447	80
Payments of finance leases and notes payable	(2,418)	(3,586)
Payments of withholding tax on net issuance of restricted stock units	(933)	(33,666)
Payments to non-controlling interest	(262)	(1,003)
Net cash provided by (used in) financing activities	96,445	(38,831)
Effect of exchange rates on cash	(140)	9
Net increase (decrease) in cash and cash equivalents	111,546	(122,031)
Cash and cash equivalents at beginning of period	40,401	149,412
Cash and cash equivalents at end of period	$151,947	$27,381
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs included in accounts payable, accrued expenses and other liabilities	$38,610	$34,777
Capitalized stock-based compensation included in property and equipment costs	$316	$465
Purchase price for business acquisition included in accrued expenses and other liabilities	$—	$2,961
Financed sale of intangible assets held for sale	$255	$299

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

Impact of COVID-19 on our business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, we have seen some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations has directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in new deal flow due to COVID-19.

Certain states, including California, issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining and many restrictions continue to remain in place. We transitioned our corporate employees to a work from home model and our employees are continuing to perform their functions in the new environment. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three and six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 contained in our annual report on Form 10-K filed with the SEC on March 2, 2020. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and six months ended June 30, 2020 and 2019, our cash flows for the six months ended June 30, 2020 and 2019, and our financial position as of June 30, 2020. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The standard removes certain ASC 740 exceptions to reduce the cost and complexity of its application including: i) the exception to the “with-and-without” approach for intraperiod tax allocation when there was a loss from continuing operations and income or a gain from other items such as discontinued operations of other comprehensive income; ii) two exceptions with respect to accounting for outside basis differences of equity method investments and foreign subsidiaries; and iii) the exception to limit the income tax benefit recognized in the interim period in cases where the year-to-date loss exceeded the anticipated loss for the year. The standard also clarified and amended existing guidance including, but not limited to: i) when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and ii) accounting for tax effects, both deferred and current, in the interim period that includes the enactment date. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. We adopted ASU 2019-12 on January 1, 2020 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis for any new implementation costs incurred in a cloud computing arrangement that is hosted by the vendor. The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar investments) and net investments in leases recognized by the lessor in accordance with ASC 842 on leases. In addition, the standard made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities. Available-for-sale accounting recognizes that values may be realized either through collection of contractual cash flows or through the sale of the security. Therefore the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available-for-sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard will be adopted under the modified-retrospective approach with the prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We adopted ASU 2016-13 on January 1, 2020 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At June 30, 2020 and December 31, 2019, we had $20,100 and $40,214, respectively, in marketable securities.

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

For the three and six months ended June 30, 2020, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of June 30, 2020 and December 31, 2019, we had $62 and $21, respectively of cumulative unrealized gain, net of tax, which was $0 as of June 30, 2020 and December 31, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

Segment and geographic information

We operate as one reportable segment; a service provider of wireless connectivity solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones, tablets and other wireless-enabled consumer devices. This single segment is consistent with the internal organizational structure and the manner in which operations are reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

All significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because to do so would be impracticable.

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Military/multifamily	$23,713	$24,396	$46,420	$50,293
DAS	22,214	27,622	44,410	51,717
Wholesale—Wi-Fi	9,706	10,718	19,449	21,738
Retail	2,368	3,847	5,327	7,773
Advertising and other	671	1,971	2,952	3,506
Total revenue	$58,672	$68,554	$118,558	$135,027

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three and six months ended June 30, 2020 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, the most significant of which relates to sales commissions related to obtaining our advertising customer contracts. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

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

Military and retail

Military and retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign up for our subscription or single-use Wi-Fi network access services. Our military and retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi services, together with performance of standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi network. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our military and retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is cancellable within five days’ notice prior to the end of the then current term by either party.

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

As of June 30, 2020, we were in a net tested loss position in our subsidiaries located outside of the U.S. In the event that we generate earnings in these subsidiaries, our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state income taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the Company had $(2,510) and $(1,447), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of June 30, 2020 and December 31, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

3. Restructuring

In December 2019, the Company approved and adopted a plan to restructure the Company's business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Under this plan, the Company's management and employees will be focused primarily on managing its key business of i) providing services to the wireless carriers, ii) generating business on military bases, and iii) growing the Company's multifamily business, in addition to managing the profitability of the Company's legacy business such as retail and advertising. As part of the business realignment plan, the Company eliminated approximately 80 positions. We expect these actions to be substantially completed in the third quarter of 2020 and the Company expects to modify its reportable segments in the period that such actions are completed.

Restructuring activity for the six months ended June 30, 2020 were as follows:

Accrued Employee
Severance and
Benefits
Balance, December 31, 2019	$2,249
Additional accruals	—
Adjustments	—
Cash payments	(2,249)
Non-cash settlements	—
Balance, June 30, 2020	$—

4. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$15,206	$6,061
Money market accounts	136,741	34,340
Total cash and cash equivalents	$151,947	$40,401
Short-term marketable securities-available-for-sale:
Marketable securities	$20,100	$40,214
Total short-term marketable securities	$20,100	$40,214

All contractual maturities of marketable securities were less than one year at June 30, 2020. Marketable securities consist primarily of debt securities which include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. For the three and six months ended June 30, 2020, interest income was $172 and $468, respectively. For the three and six months ended June 30, 2019, interest income was $540 and $1,254, respectively. Interest income is included in interest income and other expense, net in the accompanying condensed consolidated statements of operations.

5. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net and contract liability, net balances from contracts with customers for the six months ended June 30, 2020 were as follows:

	Contract	Contract
	Assets, Net	Liabilities, Net
Balance at December 31, 2019	$967	$227,889
Balance at June 30, 2020	864	233,428
Change	$(103)	$5,539

The current and non-current portions of our contract assets, net are included within prepaid expenses and other current assets and other assets, respectively, and current and non-current portions of our contract liabilities, net are included within deferred revenue and deferred revenue, net of current portion, respectively, in our condensed consolidated balance sheets. Contract assets, net is generated from our carrier, multifamily and wholesale Wi-Fi contracts and the change in the contract assets, net balance includes activity related to amounts invoiced offset by revenue recognized from performance obligations satisfied in the current reporting period.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three and six months ended June 30, 2020 include the following:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Amounts included in the beginning of period contract liability balance	$21,136	$46,106
Amounts associated with performance obligations satisfied in previous periods	6	19

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $219,431. We expect to recognize this revenue as service is provided over the remaining contract term. As of June 30, 2020, our DAS contracts have a remaining duration of less than one year to approximately fourteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $8,803. We expect to recognize this revenue as service is provided over the remaining contract term. As of June 30, 2020, our wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately fourteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our multifamily customers and monthly service contracts.

6. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	June 30,	December 31,
	2020	2019
Leasehold improvements	$566,850	$550,427
Construction in progress	96,869	78,343
Software	62,526	60,814
Computer equipment	14,784	16,707
Furniture, fixtures and office equipment	2,499	2,140
Total property and equipment	743,528	708,431
Less: accumulated depreciation and amortization	(350,588)	(328,188)
Total property and equipment, net	$392,940	$380,243

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Network access	$11,598	$9,482	$22,548	$21,064
Network operations	4,982	4,322	9,649	8,708
Development and technology	2,724	2,808	5,457	5,587
General and administrative	225	262	521	524
Total depreciation and amortization of property and equipment	$19,529	$16,874	$38,175	$35,883

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued customer liabilities	$22,014	$19,403
Accrued construction in progress	13,810	18,197
Revenue share	4,889	9,844
Accrued taxes	4,018	3,642
Salaries and wages	2,411	6,023
Accrued professional fees	1,470	1,196
Accrued partner network	557	687
Other	7,187	6,160
Total accrued expenses and other liabilities	$56,356	$65,152

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

The following table summarizes the Convertible Notes as of June 30, 2020:

June 30,
2020
Par value of the Convertible Notes	$201,250
Unamortized debt discounts	(32,461)
Unamortized debt issuance costs	(3,229)
Net carrying value of Convertible Notes	$165,560

The fair value of our Convertible Notes was $180,622 as of June 30, 2020. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of June 18, 2020 and is classified as Level 2 in the fair value hierarchy. As of June 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.

Debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020. The following table sets forth interest expense related to the Convertible Notes for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Contractual interest expense	$503	$503	$1,006	$1,006
Amortization of debt issuance costs	224	211	444	419
Amortization of debt discount	2,196	2,042	4,352	4,048
Total	$2,923	$2,756	$5,802	$5,473
Effective interest rate of the liability component	7.1%	7.1%	7.1%	7.1%

During the three and six months ended June 30, 2020, we capitalized $504 and $1,154, respectively, of amortization and interest expense related to the Convertible Notes. During the three and six months ended June 30, 2019, we capitalized $743 and $1,208, respectively, of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt discount and debt issuance costs through 2023 are as follows:

	Debt	Debt Issuance
	Discounts	Costs
July 1, 2020―December 31, 2020	$4,512	$457
January 1, 2021―December 31, 2021	9,528	955
January 1, 2022―December 31, 2022	10,241	1,015
January 1, 2023―December 31, 2023	8,180	802
	$32,461	$3,229

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

As of June 30, 2020, we had $100,000 outstanding under the Revolving Line of Credit and $2,333 outstanding under the Term Loan. In July 2020, we repaid $60,000 of the amount outstanding under the Revolving Line of Credit. Accordingly, such amounts are classified within short-term debt on our consolidated consolidation balance sheet as of June 30, 2020. As of December 31, 2019, we had no amounts outstanding under the Revolving Line of Credit and $2,722 outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums.

Principal payments due under our Term Loan through 2023 are as follows:

Principal Payments
July 1, 2020―December 31, 2020	$389
January 1, 2021―December 31, 2021	778
January 1, 2022―December 31, 2022	778
January 1, 2023―December 31, 2023	388
$2,333

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020. Amortization and interest expense capitalized during the three and six months ended June 30, 2020 amounted to $697 and $828, respectively. Amortization and interest expense capitalized during the three and six months ended June 30, 2019 amounted to $36 each. Amortization and interest expense expensed during the three and six months ended June 30, 2020 amounted to $336 and $450, respectively. Amortization and interest expense expensed during the three and six months ended June 30, 2019 amounted to $114 and $170, respectively. The interest rate for the Credit Facility for the six months ended June 30, 2020 ranged from 3.0% to 4.2%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization Expense
July 1, 2020―December 31, 2020	$229
January 1, 2021―December 31, 2021	457
January 1, 2022―December 31, 2022	457
January 1, 2023―December 31, 2023	120
$1,263

10. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to eight years and our finance leases have remaining lease terms of five months to one year. Some of our operating leases may include one or more options to renew and can extend the lease term from one year to ten years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2020, assets recorded under finance leases were $12,265 and accumulated depreciation and amortization associated with finance leases was $6,386. As of December 31, 2019, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $5,387.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease expense	$822	$891	$1,681	$1,776
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	$476	$517	$1,014	$1,041
Interest on lease liabilities	18	—	18	56
Total finance lease expense	$494	$517	$1,032	$1,097

Interest on lease liabilities capitalized during the three and six months ended June 30, 2020, which is excluded from the above table, amounted to $0 and $24, respectively. Interest on lease liabilities capitalized during the three and six months ended June 30, 2019 amounted to $47 each.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,989)	$(1,987)
Operating cash flows from finance leases	(42)	(103)
Financing cash flows from finance leases	(1,504)	(2,275)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	17,112

Operating lease ROU assets obtained in exchange for lease obligations for the six months ended June 30, 2019 include the effects of the adoption of ASC 842, Leases, effective January 1, 2019, which resulted in the recording of $16,916 of operating lease ROU assets as of January 1, 2019.

Other information related to leases was as follows:

	June 30, 2020
Weighted average remaining lease term:
Operating leases	5.7	years
Financing leases	0.8	years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	3.2%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 as presented in accordance with ASC 842 were as follows:

	Operating	Finance
	Leases	Leases
July 1, 2020―December 31, 2020	$1,576	$1,238
January 1, 2021―December 31, 2021	3,695	574
January 1, 2022―December 31, 2022	3,692	—
January 1, 2023―December 31, 2023	3,645	—
January 1, 2024―December 31, 2024	3,655	—
January 1, 2025―December 31, 2025	3,707	—
Thereafter	1,528	—
Total future minimum lease payments	21,498	1,812
Less: Imputed interest	(2,968)	(22)
Total	18,530	1,790
Current portion of operating and finance leases	2,597	1,790
Long-term portion of operating and finance leases	$15,933	$—

11. Notes payable

We enter into financed maintenance arrangements for some of our leased data communication equipment. Future minimum lease payments under notes payable as of June 30, 2020 were as follows:

Notes Payable
July 1, 2020―December 31, 2020	$617
January 1, 2021―December 31, 2021	95
Total future minimum payments	712
Less: Imputed interest	(5)
Total current portion of notes payable	$707

12. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$136,741	$—	$—	$136,741
Marketable securities	2,013	18,087	—	20,100
Total assets	$138,754	$18,087	$—	$156,841

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$32,843	$1,497	$—	$34,340
Marketable securities	6,262	33,952	—	40,214
Total assets	$39,105	$35,449	$—	$74,554

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

13. Income taxes

Income tax expense of $(71) and income tax benefit of $81 reflects an effective tax rate of (1.2)% and 54.7% for the three months ended June 30, 2020 and 2019, respectively. Income tax expense of $(116) and $(111) reflect effective tax rates of (1.1)% and (2.3)% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance and minimum state taxes for the three and six months ended June 30, 2020 and 2019.

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

14. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of June 30, 2020, we have Letters of Credit totaling $13,374 that are scheduled to expire or renew over the next one-year period. There have been no drafts drawn under these Letters of Credit as of June 30, 2020.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. A Brazilian company filed suit in Brazil claiming damages at one of our venues after we replaced them as the service provider for the provision of fixed telecom services at the venue. As of June 30, 2020, we have accrued $1,100 for the probable and estimable losses that have been incurred, which have been recorded as selling and marketing expenses in the condensed consolidated statements of operations. We are not currently a party to any other litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of June 30, 2020, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

15. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of June 30, 2020, options to purchase approximately 151,000 shares of common stock and RSUs covering approximately 1,357,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Network operations	$392	$348	$740	$854
Development and technology	220	334	378	637
Selling and marketing	472	548	894	1,077
General and administrative	896	806	1,505	1,812
Total stock-based compensation expense	$1,980	$2,036	$3,517	$4,380

During the six months ended June 30, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $481. The impact of these out-of-period adjustments is not considered material, individually, and in the aggregate, to any of the current or prior periods.

During the three and six months ended June 30, 2020, we capitalized $167 and $316, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2019, we capitalized $235 and $465, respectively, of stock-based compensation expense.

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

A summary of the stock option activity is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contract	Aggregate
	Options	Exercise	Life	Intrinsic
	(000’s)	Price	(years)	Value
Outstanding at December 31, 2019	235	$7.67	2.6	$870
Exercised	(63)	$7.03
Canceled/forfeited	(21)	$12.15
Outstanding and exercisable at June 30, 2020	151	$7.33	2.6	$910

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

A summary of the RSU activity is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Non-vested at December 31, 2019	633	$22.04
Granted(1)(2)	815	$10.93
Vested	(255)	$18.96
Canceled/forfeited	(50)	$18.10
Non-vested at June 30, 2020	1,143	$14.98
(1)	The performance-based RSUs granted to our executive officers in 2018 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In March 2020, our Compensation Committee determined actual achievement of the 2018 performance-based RSUs at 100.5% during the six months ended June 30, 2020.
(2)	The performance-based RSUs granted to our executive officers in 2019 and 2020 were subject to the satisfaction of specified service-based and performance-based conditions over a three-year performance period. Achievement of the revenue and Adjusted EBITDA goals for the 2019 and 2020 performance-based RSUs is based upon the budgets established for each of the years in the three-year performance period. As the Company approves budgets on an annual basis, the performance targets for the 2019 performance-based RSUs related to the 2020 and 2021 revenue and Adjusted EBITDA goals and the performance targets for the 2020 performance-based RSUs related to the 2021 and 2022 revenue and Adjusted EBITDA goals were not considered defined as of the date these awards were awarded by the Compensation Committee. The grant date requirements of ASC 718, Compensation-Stock Compensation, are therefore not met until such approval is obtained. During the six months ended June 30, 2020, the Company’s Compensation Committee approved the 2020 revenue and Adjusted EBITDA performance targets for the 2019 performance-based RSUs resulting in additional RSUs granted of approximately 36,000 at a grant-date fair value of $12.41 per share. As of June 30, 2020, 36,000 2019 performance-based RSUs and 178,000 2020 performance-based RSUs have been excluded from RSU shares granted and non-vested as the performance targets have not yet been defined.

During the six months ended June 30, 2020, approximately 255,000 shares of RSUs vested. The Company issued approximately 178,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

16. Net (loss) income per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(5,840)	$216	$(10,473)	$(4,937)
Denominator:
Weighted average common stock, basic	44,391	44,041	44,331	43,786
Effect of dilutive stock options	—	191	—	—
Effect of dilutive RSUs	—	146	—	—
Weighted average common stock, diluted	44,391	44,378	44,331	43,786
Net (loss) income per share attributable to common stockholders:
Basic	$(0.13)	$0.00	$(0.24)	$(0.11)
Diluted	$(0.13)	0.00	$(0.24)	(0.11)

For the three months ended June 30, 2020 and the six months ended June 30, 2020 and 2019, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period. For the three months ended June 30, 2019, we excluded the assumed issuance of approximately 435,000 shares of common stock under RSUs from the computation of diluted net income per share as the inclusion would have been anti-dilutive. For the three and six months ended June 30, 2020 and 2019, we also excluded the shares that would be issuable assuming conversion of the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive. Diluted EPS for our Convertible Notes is calculated under the treasury method in accordance with ASC 260, Earnings Per Share.

In July 2019, the Company approved a stock repurchase program to repurchase up to $20,000 of the Company’s common stock in the open market, exclusive of any commissions, markups, or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during the three and six months ended June 30, 2020. As of June 30, 2020, the remaining approved amount for repurchase was approximately $19,255. The stock repurchase program expired on July 31, 2020.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may," "could,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; operations and financial performance due to COVID-19; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

For nearly 20 years, we have worked to build a global footprint of wireless networks that we estimate reaches more than a billion consumers annually. We operate 73 DAS networks containing approximately 40,500 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over 1.3 million commercial Wi-Fi hotspots in more than 100 countries around the world.

We generate revenue from our wireless networks in a number of ways, including our DAS, small cells, multifamily and wholesale Wi-Fi offerings, which are targeted towards carriers and venues, and military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale DAS revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended June 30, 2020, DAS revenue accounted for approximately 38% of our revenue.

Military revenue, which is driven by military personnel who purchase Wi-Fi services on military bases, and multifamily revenue, which is driven by property owners who purchase network installation services and recurring monthly Wi-Fi services and support, accounted for approximately 40% of our total revenue for the three months ended June 30, 2020. As of June 30, 2020, our military subscriber base was approximately 135,000, a 4.9% decrease over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 4% of our total revenue for the three months ended June 30, 2020. As of June 30, 2020, our retail subscriber base was approximately 56,000, a 39.1% decrease over the prior year comparative period.

Our wholesale customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended June 30, 2020, wholesale Wi-Fi revenue accounted for approximately 17% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended June 30, 2020, advertising and other revenue accounted for approximately 1% of our revenue.

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

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, we have seen some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations has directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in new deal flow due to COVID-19.

Certain states, including California, issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining and many restrictions continue to remain in place. We transitioned our corporate employees to a work from home model and our employees continue to perform their functions in the new environment. While we are unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers and stockholders.

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$58,672	$68,554	$118,558	$135,027
Costs and operating expenses:
Network access	27,885	29,802	56,644	61,213
Network operations	13,549	14,249	26,836	28,391
Development and technology	6,498	8,353	13,483	17,352
Selling and marketing	5,852	6,194	11,431	12,061
General and administrative	7,289	7,015	14,039	15,309
Amortization of intangible assets	1,105	1,131	2,216	2,262
Total costs and operating expenses	62,178	66,744	124,649	136,588
(Loss) income from operations	(3,506)	1,810	(6,091)	(1,561)
Interest and amortization of debt discount	(2,773)	(2,155)	(5,122)	(4,550)
Interest income and other expense, net	121	493	375	1,212
(Loss) income before income taxes	(6,158)	148	(10,838)	(4,899)
Income tax (expense) benefit	(71)	81	(116)	(111)
Net (loss) income	(6,229)	229	(10,954)	(5,010)
Net (loss) income attributable to non-controlling interests	(389)	13	(481)	(73)
Net (loss) income attributable to common stockholders	$(5,840)	$216	$(10,473)	$(4,937)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Network access	$11,598	$9,482	$22,548	$21,064
Network operations	4,982	4,322	9,649	8,708
Development and technology	2,724	2,808	5,457	5,587
General and administrative	225	262	521	524
Total(1)	$19,529	$16,874	$38,175	$35,883
(1)	The $2.7 million and $2.3 million increase in depreciation and amortization of property and equipment for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, respectively, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2019 and 2020.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Network operations	$392	$348	$740	$854
Development and technology	220	334	378	637
Selling and marketing	472	548	894	1,077
General and administrative	896	806	1,505	1,812
Total(2)	$1,980	$2,036	$3,517	$4,380
(2)	Stock-based compensation expense remained relatively consistent and decreased by $0.9 million for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, respectively. During the six months ended June 30, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $0.5 million. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior annual periods. The remaining decrease is primarily attributable to a decrease in the Company's headcount resulting from the restructuring plan that was adopted in December 2019. We capitalized $0.2 million and $0.3 million of stock-based compensation expense for each of the three and six months ended June 30, 2020, respectively. We capitalized $0.2 million and $0.5 million of stock-based compensation expense for each of the three and six months ended June 30, 2019, respectively.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)
	(as a percentage of revenue)
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	47.5	43.5	47.8	45.3
Network operations	23.1	20.8	22.6	21.0
Development and technology	11.1	12.2	11.4	12.9
Selling and marketing	10.0	9.0	9.6	8.9
General and administrative	12.4	10.2	11.8	11.3
Amortization of intangible assets	1.9	1.6	1.9	1.7
Total costs and operating expenses	106.0	97.4	105.1	101.2
(Loss) income from operations	(6.0)	2.6	(5.1)	(1.2)
Interest and amortization of debt discount	(4.7)	(3.1)	(4.3)	(3.4)
Interest income and other expense, net	0.2	0.7	0.3	0.9
(Loss) income before income taxes	(10.5)	0.2	(9.1)	(3.6)
Income tax (expense) benefit	(0.1)	0.1	(0.1)	(0.1)
Net (loss) income	(10.6)	0.3	(9.2)	(3.7)
Net (loss) income attributable to non-controlling interests	(0.7)	0.0	(0.4)	(0.1)
Net (loss) income attributable to common stockholders	(10.0)%	0.3%	(8.8)%	(3.7)%

Three Months ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Revenue:
Military/multifamily	$23,713	$24,396	$(683)	(2.8)
DAS	22,214	27,622	(5,408)	(19.6)
Wholesale—Wi-Fi	9,706	10,718	(1,012)	(9.4)
Retail	2,368	3,847	(1,479)	(38.4)
Advertising and other	671	1,971	(1,300)	(66.0)
Total revenue	$58,672	$68,554	$(9,882)	(14.4)

Key business metrics:
DAS nodes	40.5	35.2	5.3	15.1
Subscribers—military	135	142	(7)	(4.9)
Subscribers—retail	56	92	(36)	(39.1)
Connects	13,750	85,841	(72,091)	(84.0)

Military/multifamily. Military/multifamily revenue decreased $0.7 million, or 2.8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a $0.5 million decrease in military subscriber revenue, which was driven primarily by the decrease in military subscribers slightly offset by a 3.6% increase in the average monthly revenue per military subscriber in 2020 compared to 2019.

DAS. DAS revenue decreased $5.4 million, or 19.6%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to a $2.9 million decrease in build-out revenues primarily due to the successful renewal of certain of our customer contracts resulting in the reamortization of the remaining deferred build revenue over a longer contract term in 2019 and a $2.5 million decrease in access fees from our telecom operators. DAS build-out revenues for the three months ended June 30, 2020 includes $0.9 million of short-term build projects that included the sales of equipment that was completed during this period. DAS access fees for the three months ended June 30, 2019 include $3.0 million of one-time access fees.

Wholesale—Wi-Fi. Wholesale Wi-Fi revenue decreased $1.0 million, or 9.4% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to a $1.0 million decrease in partner usage based fees.

Retail. Retail revenue decreased $1.5 million, or 38.4%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a decrease in retail subscribers, which has been exacerbated by the significant declines in venue traffic due to COVID-19.

Advertising and other. Advertising and other revenue decreased $1.3 million, or 66.0% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a $1.2 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold and significant declines in venue traffic as a result of COVID-19.

Costs and Operating Expenses

	Three Months Ended June 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$27,885	$29,802	$(1,917)	(6.4)
Network operations	13,549	14,249	(700)	(4.9)
Development and technology	6,498	8,353	(1,855)	(22.2)
Selling and marketing	5,852	6,194	(342)	(5.5)
General and administrative	7,289	7,015	274	3.9
Amortization of intangible assets	1,105	1,131	(26)	(2.3)
Total costs and operating expenses	$62,178	$66,744	$(4,566)	(6.8)

Network access. Network access costs decreased $1.9 million, or 6.4%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease is primarily due to a $3.1 million decrease in revenue share paid to venues in our managed and operated locations, a $0.8 million decrease from customer usage at partner venues, and a $0.6 million decrease in construction and support expenses related to our multifamily operations. The decreases were partially offset by a $2.1 million increase in depreciation expense resulting from our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development and a $0.5 million increase in direct and other cost of revenue. Other costs of revenue for the three months ended June 30, 2020 included $0.7 million of costs directly related to our short-term DAS projects that were completed during this period.

Network operations. Network operations expenses decreased $0.7 million, or 4.9%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to a $0.8 million decrease in personnel related expenses, a $0.2 million decrease in travel and entertainment expenses and a $0.4 million decrease in other network operations expenses, which were partially offset by a $0.7 million increase in depreciation expense.

Development and technology. Development and technology expenses decreased $1.9 million, or 22.2%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a $1.4 million decrease in personnel related expenses, a $0.1 million decrease in consulting expenses, and a $0.1 million decrease in travel and entertainment expenses.

Selling and marketing. Selling and marketing expenses decreased $0.3 million, or 5.5%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a $0.8 million decrease in personnel related expenses, a $0.3 million decrease in travel and entertainment expenses, and a $0.3 million decrease in marketing expenses. The decreases were partially offset by a $1.1 million increase in litigation loss contingency accruals related to a claim of damages at one of our venues in Brazil.

General and administrative. General and administrative expenses increased $0.3 million, or 3.9%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a $1.1 million increase in non-recurring transaction costs and a $0.2 million increase in personnel related expenses. These increases were partially offset by a $0.3 million decrease in employee incentives and other related costs, a $0.2 million decrease in license and tax fees, a $0.2 million decrease in outside services, and a $0.1 million decrease in bad debt expense.

Amortization of intangible assets. Amortization of intangible assets expense remained relatively consistent for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased $0.6 million, or 28.7% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to interest expense incurred on our outstanding Revolving Line of Credit in 2020. During the three months ended June 30, 2020 and 2019, we capitalized $1.2 million and $0.8 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased $0.4 million, or 75.5% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a decrease in interest income related to our cash equivalents and marketable securities balances in 2020.

Income Tax (Expense) Benefit

There were no significant changes in income tax (expense) benefit and our effective tax rate for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Non-controlling Interests

Non-controlling interests decreased $0.4 million for the three months ended June 30, 2020, as compared to the three month ended June 30, 2019, primarily due to a $1.1 million increase in litigation loss contingency accruals related to a claim of damages for back charges for port usage at one of our venues in Brazil.

Net (Loss) Income Attributable to Common Stockholders

We generated a net loss attributable to common stockholders of $(5.8) million for the three months ended June 30, 2020 as compared to a net income attributable to common stockholders of $0.2 million for the three months ended June 30, 2019, primarily due to the $9.9 million decrease in revenues and the $0.6 million increase in interest expense and amortization of debt discount, which was partially offset by the $4.6 million decrease in costs and operating expenses.

Six Months ended June 30, 2020 and 2019

Revenue

	Six Months Ended June 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Revenue:
Military/multifamily	$46,420	$50,293	$(3,873)	(7.7)
DAS	44,410	51,717	(7,307)	(14.1)
Wholesale—Wi-Fi	19,449	21,738	(2,289)	(10.5)
Retail	5,327	7,773	(2,446)	(31.5)
Advertising and other	2,952	3,506	(554)	(15.8)
Total revenue	$118,558	$135,027	$(16,469)	(12.2)

Key business metrics:
DAS nodes	40.5	35.2	5.3	15.1
Subscribers—military	135	142	(7)	(4.9)
Subscribers—retail	56	92	(36)	(39.1)
Connects	80,262	164,466	(84,204)	(51.2)

Military/multifamily. Military/multifamily revenue decreased $3.9 million, or 7.7%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to a $2.3 million decrease in multifamily construction revenues resulting from a decrease in the number of properties under construction, and a $1.6 million decrease in military subscriber revenue, which was driven primarily by the decrease in military subscribers partially offset by a 3.1% increase in the average monthly revenue per military subscriber in 2020 compared to 2019.

DAS. DAS revenue decreased $7.3 million, or 14.1%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to a $6.5 million decrease in build-out revenues primarily due to the successful renewal of certain of our customer contracts resulting in the reamortization of the remaining deferred build revenue over a longer contract term in 2019 and a $0.8 million decrease in access fees from our telecom operators. DAS build-out revenues for the six months ended June 30, 2020 includes $2.0 million of short-term build projects that included the sales of equipment that was completed during this period. DAS access fees for the six months ended June 30, 2019 include $3.0 million of one-time access fees.

Wholesale— Wi-Fi. Wholesale Wi-Fi revenue decreased $2.3 million, or 10.5% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a $2.4 million decrease in partner usage-based fees.

Retail. Retail revenue decreased $2.4 million, or 31.5%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a decrease in retail subscribers, which has been exacerbated by the significant declines in venue traffic due to COVID-19.

Advertising and other. Advertising and other revenue decreased $0.6 million, or 15.8% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a $0.5 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold and significant declines in venue traffic as a result of COVID-19.

Costs and Operating Expenses

	Six Months Ended June 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$56,644	$61,213	$(4,569)	(7.5)
Network operations	26,836	28,391	(1,555)	(5.5)
Development and technology	13,483	17,352	(3,869)	(22.3)
Selling and marketing	11,431	12,061	(630)	(5.2)
General and administrative	14,039	15,309	(1,270)	(8.3)
Amortization of intangible assets	2,216	2,262	(46)	(2.0)
Total costs and operating expenses	$124,649	$136,588	$(11,939)	(8.7)

Network access. Network access costs decreased $4.6 million, or 7.5%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease is primarily due to a $2.8 million decrease in revenue share paid to venues in our managed and operated locations, a $2.5 million decrease in construction and support expenses related to our multifamily operations and a $1.0 million decrease from customer usage at partner venues. The decreases were partially offset by a $1.5 million increase in depreciation expense resulting from our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development and a $0.4 million increase in direct and other cost of revenue. Other costs of revenue for the six months ended June 30, 2020 included $1.6 million of costs directly related to our short-term DAS projects that were completed during this period.

Network operations. Network operations expenses decreased $1.6 million, or 5.5%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a $1.8 million decrease in personnel related expenses, a $0.4 million decrease in travel and entertainment expenses, and a $0.2 million decrease in consulting expenses, which were partially offset by a $0.9 million increase in depreciation expense.

Development and technology. Development and technology expenses decreased $3.9 million, or 22.3%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to a $2.7 million decrease in personnel related expenses, a $0.6 million decrease in other development and technology expenses, a $0.4 million decrease in consulting expenses, and a $0.2 million decrease in travel and entertainment expenses.

Selling and marketing. Selling and marketing expenses decreased $0.6 million, or 5.2%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a $1.1 million decrease in personnel related expenses, a $0.5 million decrease in travel and entertainment expenses, and a $0.4 million decrease in marketing expenses. These decreases were partially offset by a $1.1 million increase in litigation loss contingency accruals related to a claim of damages at one of our venues in Brazil and a $0.2 million increase in consulting expenses.

General and administrative. General and administrative expenses decreased $1.3 million, or 8.3%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a $0.9 million decrease in personnel related expenses, a $0.4 million decrease in professional fees, a $0.4 million decrease in license and tax fees, a $0.3 million decrease in employee incentives and other related costs, and a $0.2 million decrease in consulting expenses. These decreases were partially offset by a $1.1 million increase in non-recurring transaction costs.

Amortization of intangible assets. Amortization of intangible assets expense remained relatively consistent for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased $0.6 million, or 12.6% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to interest expense incurred on our outstanding Revolving Line of Credit in 2020. During the six months ended June 30, 2020 and 2019, we capitalized $2.0 million and $1.3 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased $0.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to decreased interest income related to our cash equivalents and marketable securities balances in 2020.

Income Tax Expense

There were no significant changes in income tax expense and our effective tax rate for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Non-controlling Interests

Non-controlling interests decreased $0.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a $1.1 million increase in litigation loss contingency accruals related to a claim of damages for back charges for port usage at one of our venues in Brazil.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the six months ended June 30, 2020 increased $5.5 million as compared to the six months ended June 30, 2019, primarily due to the $16.5 million decrease in revenues, the $0.8 million decrease in interest income and other expense, net, and the $0.6 million increase in interest expenses and amortization of debt discount, which were partially offset by the $11.9 million decrease in costs and operating expenses and $0.4 million increase in net loss attributable to non-controlling interests.

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

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

●	Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States (“GAAP”) financial measures to supplement their GAAP results; and

●	it is useful to exclude (i) non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards and (ii) transaction costs and litigation loss contingencies because they represent non-recurring charges and are not indicative of the underlying performance of our business operations.

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

The following provides a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Net (loss) income attributable to common stockholders	$(5,840)	$216	$(10,473)	$(4,937)
Depreciation and amortization of property and equipment	19,529	16,874	38,175	35,883
Stock-based compensation expense	1,980	2,036	3,517	4,380
Amortization of intangible assets	1,105	1,131	2,216	2,262
Income tax expense (benefit)	71	(81)	116	111
Interest expense and amortization of debt discount	2,773	2,155	5,122	4,550
Interest income and other expense, net	(121)	(493)	(375)	(1,212)
Non-controlling interests	(389)	13	(481)	(73)
Transaction costs	1,072	—	1,072	—
Litigation loss contingencies	1,100	—	1,100	—
Adjusted EBITDA	$21,280	$21,851	$39,989	$40,964

Adjusted EBITDA was $21.3 million for the three months ended June 30, 2020, a decrease of 2.6% from $21.9 million recorded in the three months ended June 30, 2019. As a percent of revenue, Adjusted EBITDA was 36.3% for the three months ended June 30, 2020, up from 31.9% of revenue for the three months ended June 30, 2019. The Adjusted EBITDA decrease was primarily due to the $6.1 million change in net loss attributable to common stockholders. The change was partially offset by the $2.6 million increase in depreciation and amortization expense, the $0.6 million increase in interest expense and amortization of debt discount, and the $0.4 million decrease in interest income and other expense, net. Adjusted EBITDA for the three months ended June 30, 2020 also excludes $1.1 million of litigation loss contingencies and $1.1 million of non-recurring transaction costs.

Adjusted EBITDA was $40.0 million for the six months ended June 30, 2020, a decrease of 2.4% from $41.0 million recorded in the six months ended June 30, 2019. As a percent of revenue, Adjusted EBITDA was 33.7% for the six months ended June 30, 2020, up from 30.3% of revenue for the six months ended June 30, 2019. The Adjusted EBITDA decrease was due primarily to the $5.5 million increase in our net loss attributable to common stockholders and the $0.9 million decrease in stock-based compensation expense, which were partially offset by the $2.2 million increase in depreciation and amortization expense, the $0.8 million decrease in interest income and other expense, net, and the $0.6 increase in interest expense and amortization of debt discount, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Adjusted EBITDA for the six months ended June 30, 2020 also excludes $1.1 million of litigation loss contingencies and $1.1 million of non-recurring transaction costs.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of June 30, 2020 consisted of $151.9 million of cash and cash equivalents, $20.1 million of marketable securities, $50.0 million available for borrowing under our Credit Facility, $13.4 million of which is reserved for our outstanding Letter of Credit Authorization agreements. As of June 30, 2020, we had $2.3 million outstanding under the Term Loan and $100.0 million outstanding under the Revolving Line of Credit. In July 2020, we repaid $60.0 million on the Revolving Line of Credit.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the six months ended June 30, 2020 were $51.7 million, of which $39.0 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

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

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of June 30, 2020 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of June 30, 2020 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

The following table sets forth cash flow data for the six months ended June 30:

	2020	2019

	(unaudited)
	(in thousands)

Net cash provided by operating activities	$46,689	$32,972
Net cash used in investing activities	(31,448)	(116,181)
Net cash provided by (used in) financing activities	96,445	(38,831)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2020, we generated $46.7 million of net cash from operating activities, an increase of $13.7 million from 2019. The increase is primarily due to a $17.6 million increase in our operating assets and liabilities, which is primarily driven by increased cash collections from our customers, a $2.2 million increase in depreciation and amortization expenses, and a $0.5 million increase in amortization of deferred financing costs and debt discount in 2020. These changes were partially offset by a $5.9 million increase in our net loss and a $0.9 million decrease in stock-based compensation expenses in 2020.

Net Cash Used in Investing Activities

For the six months ended June 30, 2020, we used $31.4 million in investing activities, a decrease of $84.7 million from 2019. The decrease is due to a $62.5 million decrease in net purchases of marketable securities and a $22.2 million decrease in purchases of property and equipment in 2020.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2020, we generated $96.4 million of cash in financing activities, compared to $38.8 million of cash used in financing activities in 2019. This change is primarily due to a $96.5 million increase in proceeds from our Credit Facility, a $32.7 million decrease in payments for federal, state, and local employment payroll taxes related to our RSUs that vested during the period, a $2.0 million decrease in payments of acquisition related consideration, a $1.8 million decrease in cash paid for debt issuance costs, a $1.2 million decrease in principal payments for our finance leases and notes payable, and a $0.7 million decrease in cash payments to our non-controlling interest owner.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of June 30, 2020:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years

	(in thousands)
Venue revenue share minimums(1)	$41,794	$10,440	$16,412	$9,788	$5,154
Operating and finance leases(2)	20,320	4,387	5,975	6,637	3,321
Open purchase commitments(3)	43,941	43,873	68	—	—
Convertible Notes(4)	201,250	—	—	201,250	—
Credit Facility(5)	102,333	60,778	41,555	—	—
Notes payable(6)	707	707	—	—	—
Total	$410,345	$120,185	$64,010	$217,675	$8,475
(1)	Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports.

(2)	Non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software.

(3)	Open purchase commitments for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of June 30, 2020 as we have not received the related goods or services.

(4)	Long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt.

(5)	Debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments.

(6)	Payments under notes payable related to purchases of prepaid maintenance service.

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

Investment portfolio risk. We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. At June 30, 2020, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term commercial paper, corporate debt instruments and US treasury and agencies obligations.

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

Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of June 30, 2020 would increase our annual interest expense by approximately $1.0 million and increase our net loss and cash outflow accordingly.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended June 30, 2020 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. We translate all assets and liabilities denominated in foreign currency into U.S. dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiary’s functional currency to U.S. dollars are recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported net loss and can make comparisons from period to period more difficult. We currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2020, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report and the factors described below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Other than the risk factors set forth below, we do not believe that there have been material changes in the risk factors contained in our Annual Report on Form 10-K.

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

The pandemic has also resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. A portion of our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Decreased travel and discretionary spending has had and may continue to have an adverse affect on our business such as our DAS, retail, wholesale Wi-Fi, and advertising and other revenues. Additionally, the pandemic has had and could continue to have an effect on our business generally due to decreased economic activity.

The spread of COVID-19 has also caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we have acquired or may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. Our customers may be unable to pay our invoices as they become due and our suppliers may experience difficulties in providing us with necessary goods and services required for us to operate our business. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact and altered economic behaviors, including any recession that has occurred or may occur in the future.

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

We may not identify or enter into a strategic transaction, which could have an adverse effect on our stock price and our business.

In March 2020, we disclosed that we had received multiple inquiries regarding a potential strategic transaction and that our Board had engaged advisors to assess these opportunities. Our Board and Steering Committee of the Board, along with their advisors, have been assessing and exploring these opportunities, which may include, among other transactions, the sale of the Company, a merger or share exchange involving the Company, or the sale of some or all of the Company's assets. No decision has been made as to whether to engage in any particular transaction or transactions. Any recommendation of the Steering Committee or decision of our Board would be dependent on factors they deem relevant, which may include projected financial performance of the Company and any partner or buyer in a strategic transaction, likelihood that any such transaction could be successfully completed, potential value to our stockholders, potential synergies from the strategic transaction, available alternative options and market conditions. There can be no assurance that our Board or Steering Committee will authorize the pursuit of any strategic alternative. Moreover, there can be no assurance with respect to the terms or the timing of any transaction, or whether any transaction will ultimately occur. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, regulatory approval and the availability of financing to potential buyers on terms that they deem acceptable. Our inability to identify or complete such a strategic transaction could result in increased volatility of our stock price, result in the loss of key employees, and have an adverse effect on our business.

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

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: August 7, 2020	By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: August 7, 2020	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)