Form 10-Q
period 2020-09-30
BOINGO WIRELESS, INC.
filed 2020-11-09
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, there were 44,530,884 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$46,972	$40,401
Marketable securities	7,580	40,214
Accounts receivable, net	18,760	33,350
Prepaid expenses and other current assets	10,378	8,235
Total current assets	83,690	122,200
Property and equipment, net	399,293	380,243
Operating lease right-of-use assets, net	13,433	15,196
Goodwill	58,579	58,579
Intangible assets, net	11,664	14,940
Other assets	11,757	9,309
Total assets	$578,416	$600,467

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,576	$24,298
Accrued expenses and other liabilities	54,264	65,152
Deferred revenue	65,976	61,229
Current portion of operating leases	2,620	2,695
Current portion of long-term debt	778	778
Current portion of finance leases	1,147	2,721
Current portion of notes payable	218	1,527
Total current liabilities	144,579	158,400
Deferred revenue, net of current portion	164,794	166,660
Long-term portion of operating leases	15,216	17,357
Long-term debt	169,382	162,708
Long-term portion of finance leases	—	572
Long-term portion of notes payable	—	95
Deferred tax liabilities	1,005	993
Other liabilities	184	201
Total liabilities	495,160	506,986

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 44,526 and 44,224 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	239,766	234,638
Accumulated deficit	(154,357)	(140,973)
Accumulated other comprehensive loss	(2,656)	(1,426)
Total common stockholders’ equity	82,757	92,243
Non-controlling interests	499	1,238
Total stockholders’ equity	83,256	93,481
Total liabilities and stockholders’ equity	$578,416	$600,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$58,754	$64,707	$177,312	$199,734
Costs and operating expenses:
Network access	28,458	29,155	85,102	90,368
Network operations	12,907	13,682	39,743	42,073
Development and technology	6,277	8,182	19,760	25,534
Selling and marketing	4,903	5,721	16,334	17,782
General and administrative	5,878	5,021	19,917	20,330
Amortization of intangible assets	1,060	1,103	3,276	3,365
Total costs and operating expenses	59,483	62,864	184,132	199,452
(Loss) income from operations	(729)	1,843	(6,820)	282
Interest expense and amortization of debt discount	(2,282)	(2,191)	(7,404)	(6,741)
Interest income and other expense, net	101	388	476	1,600
(Loss) income before income taxes	(2,910)	40	(13,748)	(4,859)
Income tax expense	(109)	(143)	(225)	(254)
Net loss	(3,019)	(103)	(13,973)	(5,113)
Net (loss) income attributable to non-controlling interests	(108)	84	(589)	11
Net loss attributable to common stockholders	$(2,911)	$(187)	$(13,384)	$(5,124)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$0.00	$(0.30)	$(0.12)
Diluted	$(0.07)	$0.00	$(0.30)	$(0.12)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	44,505	44,136	44,390	43,904
Diluted	44,505	44,136	44,390	43,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(3,019)	$(103)	$(13,973)	$(5,113)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(148)	(304)	(1,120)	(268)
Unrealized (loss) gain on marketable securities	(39)	(4)	2	41
Comprehensive loss	(3,206)	(411)	(15,091)	(5,340)
Comprehensive (loss) income attributable to non-controlling interest	(87)	107	(477)	32
Comprehensive loss attributable to common stockholders	$(3,119)	$(518)	$(14,614)	$(5,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2019	44,224	$4	$234,638	$(140,973)	$(1,426)	$1,238	$93,481
Issuance of common stock under stock incentive plans	90	—	185	—	—	—	185
Shares withheld for taxes	—	—	(461)	—	—	—	(461)
Stock-based compensation expense	—	—	1,686	—	—	—	1,686
Non-controlling interest distributions	—	—	—	—	—	(262)	(262)
Net loss	—	—	—	(4,633)	—	(92)	(4,725)
Other comprehensive (loss) income	—	—	—	—	(1,019)	68	(951)
Balance at March 31, 2020	44,314	4	236,048	(145,606)	(2,445)	952	88,953
Issuance of common stock under stock incentive plans	151	—	262	—	—	—	262
Shares withheld for taxes	—	—	(472)	—	—	—	(472)
Stock-based compensation expense	—	—	2,147	—	—	—	2,147
Net loss	—	—	—	(5,840)	—	(389)	(6,229)
Other comprehensive (loss) income	—	—	—	—	(3)	23	20
Balance at June 30, 2020	44,465	4	237,985	(151,446)	(2,448)	586	84,681
Issuance of common stock under stock incentive plans	61	—	—	—	—	—	—
Shares withheld for taxes	—	—	(417)	—	—	—	(417)
Stock-based compensation expense	—	—	2,198	—	—	—	2,198
Net loss	—	—	—	(2,911)	—	(108)	(3,019)
Other comprehensive (loss) income	—	—	—	—	(208)	21	(187)
Balance at September 30, 2020	44,526	$4	$239,766	$(154,357)	$(2,656)	$499	$83,256

Balance at December 31, 2018	42,669	$4	$259,132	$(129,930)	$(1,295)	$2,211	$130,122
Issuance of common stock under stock incentive plans	1,310	—	6	—	—	—	6
Shares withheld for taxes	—	—	(32,907)	—	—	—	(32,907)
Stock-based compensation expense	—	—	2,574	—	—	—	2,574
Net loss	—	—	—	(5,153)	—	(86)	(5,239)
Other comprehensive (loss) income	—	—	—	—	(22)	4	(18)
Balance at March 31, 2019	43,979	4	228,805	(135,083)	(1,317)	2,129	94,538
Issuance of common stock under stock incentive plans	128	—	74	—	—	—	74
Shares withheld for taxes	—	—	(759)	—	—	—	(759)
Stock-based compensation expense	—	—	2,271	—	—	—	2,271
Non-controlling interest distributions	—	—	—	—	—	(1,003)	(1,003)
Net income	—	—	—	216	—	13	229
Other comprehensive income (loss)	—	—	—	—	105	(6)	99
Balance at June 30, 2019	44,107	4	230,391	(134,867)	(1,212)	1,133	95,449
Issuance of common stock under stock incentive plans	70	—	74	—	—	—	74
Repurchases of common stock	(56)	—	—	(747)	—	—	(747)
Shares withheld for taxes	—	—	(457)	—	—	—	(457)
Stock-based compensation expense	—	—	2,278	—	—	—	2,278
Net (loss) income	—	—	—	(187)	—	84	(103)
Other comprehensive (loss) income	—	—	—	—	(331)	23	(308)
Balance at September 30, 2019	44,121	$4	$232,286	$(135,801)	$(1,543)	$1,240	$96,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(13,973)	$(5,113)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	58,198	52,750
Amortization of intangible assets	3,276	3,365
Impairment loss, loss on disposal of fixed assets and intangible assets held for sale, net, and other	15	277
Stock-based compensation	5,534	6,434
Amortization of deferred financing costs and debt discount, net of amounts capitalized	6,776	6,554
Non-cash operating lease cost	1,762	1,675
Gains and amortization of premiums/discounts for marketable securities	2	(522)
Change in fair value of contingent consideration	—	(961)
Bad debt expense	28	187
Change in deferred income taxes	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	14,180	(6,974)
Prepaid expenses and other assets	(5,116)	946
Accounts payable	(336)	532
Accrued expenses and other liabilities	(6,071)	5,394
Deferred revenue	2,881	18,523
Operating lease liabilities	(2,214)	(1,996)
Net cash provided by operating activities	64,930	81,071
Cash flows from investing activities
Purchases of marketable securities	(15,032)	(73,323)
Proceeds from maturities of marketable securities	47,665	37,293
Purchases of property and equipment	(85,819)	(101,455)
Net cash used in investing activities	(53,186)	(137,485)
Cash flows from financing activities
Debt issuance costs	—	(1,815)
Proceeds from credit facility	100,000	3,500
Principal payments on credit facility	(100,584)	(584)
Payments of acquisition related consideration	—	(3,027)
Proceeds from exercise of stock options	447	154
Repurchase of common stock for retirement	—	(747)
Payments of finance leases and notes payable	(3,548)	(5,162)
Payments of withholding tax on net issuance of restricted stock units	(1,350)	(34,123)
Payments to non-controlling interest	(262)	(1,003)
Net cash used in financing activities	(5,297)	(42,807)
Effect of exchange rates on cash	124	(9)
Net increase (decrease) in cash and cash equivalents	6,571	(99,230)
Cash and cash equivalents at beginning of period	40,401	149,412
Cash and cash equivalents at end of period	$46,972	$50,182
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs included in accounts payable, accrued expenses and other liabilities	$30,046	$35,515
Capitalized stock-based compensation included in property and equipment costs	$497	$689
Financed sale of intangible assets held for sale	$224	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale partnerships, retail sales, and advertising across these wireless networks. Wholesale offerings include distributed antenna systems (“DAS”) or small cells, which are cellular extension networks, multifamily, carrier offload, Wi-Fi roaming, value-added services, private label Wi-Fi, and location-based services. Retail products include Wi-Fi services for military personnel living in the barracks of U.S. Army, Air Force and Marine bases around the world, and Wi-Fi subscriptions and day passes that provide access to commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers, global consumer brands, and property owners, as well as troops stationed at military bases and Internet savvy consumers on the go.

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

Certain states, including California, issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. While some restrictions have been lifted in certain states, many restrictions continue to remain in place and some restrictions that have previously been lifted have been reinstituted. We transitioned our corporate employees to a work from home model and our employees are continuing to perform their functions in the new environment. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 contained in our annual report on Form 10-K filed with the SEC on March 2, 2020. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three and nine months ended September 30, 2020 and 2019, our cash flows for the nine months ended September 30, 2020 and 2019, and our financial position as of September 30, 2020. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis for any new implementation costs incurred in a cloud computing arrangement that is hosted by the vendor. The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2020.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At September 30, 2020 and December 31, 2019, we had $7,580 and $40,214, respectively, in marketable securities.

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

For the three and nine months ended September 30, 2020, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of September 30, 2020 and December 31, 2019, we had $23 and $21, respectively of cumulative unrealized gain, net of tax, which was $0 as of September 30, 2020 and December 31, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

All significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because it would be impracticable to do so.

The following is a summary of our revenue disaggregated by product offerings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Military/multifamily	$23,806	$23,641	$70,226	$73,934
DAS	21,877	23,714	66,287	75,431
Wholesale-Wi-Fi	10,110	11,200	29,559	32,938
Retail	2,060	3,646	7,387	11,419
Advertising and other	901	2,506	3,853	6,012
Total revenue	$58,754	$64,707	$177,312	$199,734

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three and nine months ended September 30, 2020 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

DAS

We enter into long-term contracts with telecom operators for access to our DAS networks at our managed and operated locations. The initial term of our DAS contracts with telecom operators can range up to twenty years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our DAS customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We apply significant judgment in determining whether the customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation. We believe that a material right generally does not exist for our DAS customer contracts that contain renewal options because the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain such exclusive DAS service provider. Our contracts also provide our DAS customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services depends entirely on the market rate of such services at the time such services are requested and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal. Periodically, we install and sell DAS networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access, maintenance, and other fees. The upfront build-out fee is generally structured as a firm-fixed price or cost-plus arrangement and becomes payable as certain contract and/or construction milestones are achieved. Our DAS networks are neutral-host networks that can accommodate multiple telecom operators. Some of our DAS customer contracts provide for credits that may be issued to existing telecom operators for additional telecom operators subsequently joining the DAS network. The credits are generally based upon a fixed dollar amount per additional telecom operator, a fixed percentage amount of the original build-out fee paid by the telecom operator per additional telecom operator, or a proportionate share based upon the split among the relevant number of telecom operators for the actual costs incurred by all telecom operators to construct the DAS network. In most cases, there is significant uncertainty on whether additional telecom operator contracts will be executed at inception of the contract with the existing telecom operator. We believe that the upfront build-out fee is fixed consideration once the build-out is complete and any subsequent credits that may be issued would be accounted for in a manner similar to a contract modification under the prospective method because (i) the execution of customer contracts with additional telecom carriers is at our sole election and (ii) we would not execute agreements with additional telecom carriers if it would not increase our revenues and gross profits at the venue level. Further, the credits issued to the existing telecom operator changes the transaction price on a go-forward basis, which corresponds with the decline in service levels for the existing telecom operator once the neutral-host DAS network can be accessed by the additional telecom operator. The recurring access, maintenance, and other fees generally escalate on an annual basis. The recurring fees are variable consideration until the contract term and annual escalation dates are fixed. We estimate the variable consideration for our recurring fees using the most likely amount method based on the expected commencement date for the services. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations.

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

Multifamily

We enter into long-term contracts with property owners. The initial term of our contracts with property owners can range up to ten years and the contracts may contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, which is the period during which we have present and enforceable rights and obligations. Our customer contracts generally contain two performance obligations: (i) install the network required to provide Wi-Fi services; and (ii) provide Wi-Fi services and technical support to the residents and employees. Our contracts may also provide our property owners with the option to renew the agreement. We do not consider this option to provide the property owner with a material right that should be accounted for as a separate performance obligation because the property owner would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

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

Wholesale Wi-Fi

We enter into long-term contracts with enterprise customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers' access to our footprint worldwide. We also enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. The initial term of our contracts with wholesale Wi-Fi customers generally range up to three years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our wholesale Wi-Fi customer contracts generally contain a single performance obligation-provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers' end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal. Periodically, we install and sell Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer.

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

As of September 30, 2020, we were in a net tested loss position in our subsidiaries located outside of the U.S. In the event that we generate earnings in these subsidiaries, our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state income taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the Company had $(2,679) and $(1,447), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of September 30, 2020 and December 31, 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. We are currently evaluating the expected impact of this new standard on our condensed consolidated financial statements.

3. Restructuring

In December 2019, the Company approved and adopted a plan to restructure the Company's business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Under this plan, the Company's management and employees will be focused primarily on managing its key business of i) providing services to the wireless carriers, ii) generating business on military bases, and iii) growing the Company's multifamily business, in addition to managing the profitability of the Company's legacy business such as retail and advertising. As part of the business realignment plan, the Company eliminated approximately 80 positions. We expect these actions to be substantially completed in the fourth quarter of 2020 and the Company expects to modify its reportable segments in the period that such actions are completed.

Restructuring activity for the nine months ended September 30, 2020 were as follows:

Accrued Employee
Severance and
Benefits
Balance, December 31, 2019	$2,249
Additional accruals	—
Adjustments	—
Cash payments	(2,249)
Non-cash settlements	—
Balance, September 30, 2020	$—

4. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$14,453	$6,061
Money market accounts	32,519	34,340
Total cash and cash equivalents	$46,972	$40,401
Short-term marketable securities-available-for-sale:
Marketable securities	$7,580	$40,214
Total short-term marketable securities	$7,580	$40,214

All contractual maturities of marketable securities were less than one year at September 30, 2020. Marketable securities consist primarily of debt securities which include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. For the three and nine months ended September 30, 2020, interest income was $81 and $549, respectively. For the three and nine months ended September 30, 2019, interest income was $431 and $1,685, respectively. Interest income is included in interest income and other expense, net in the accompanying condensed consolidated statements of operations.

5. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net and contract liability, net balances from contracts with customers for the nine months ended September 30, 2020 were as follows:

	Contract	Contract
	Assets, Net	Liabilities, Net
Balance at December 31, 2019	$967	$227,889
Balance at September 30, 2020	760	230,770
Change	$(207)	$2,881

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

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three and nine months ended September 30, 2020 include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Amounts included in the beginning of period contract liability balance	$19,020	$65,126
Amounts associated with performance obligations satisfied in previous periods	(100)	(81)

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for our DAS contracts was $217,354. We expect to recognize this revenue as service is provided over the remaining contract term. As of September 30, 2020, our DAS contracts have a remaining duration of less than one year to approximately fourteen years.

Certain of our wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our wholesale Wi-Fi contracts with guaranteed minimum consideration was $8,746. We expect to recognize this revenue as service is provided over the remaining contract term. As of September 30, 2020, our wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately fourteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our multifamily customers and monthly service contracts.

6. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	September 30,	December 31,
	2020	2019
Leasehold improvements	$573,153	$550,427
Construction in progress	115,316	78,343
Software	64,087	60,814
Computer equipment	14,783	16,707
Furniture, fixtures and office equipment	2,505	2,140
Total property and equipment	769,844	708,431
Less: accumulated depreciation and amortization	(370,551)	(328,188)
Total property and equipment, net	$399,293	$380,243

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, is allocated as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Network access	$12,067	$9,463	$34,615	$30,527
Network operations	5,086	4,361	14,735	13,069
Development and technology	2,647	2,782	8,104	8,369
General and administrative	223	261	744	785
Total depreciation and amortization of property and equipment	$20,023	$16,867	$58,198	$52,750

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Customer liabilities	$22,735	$19,403
Construction in progress	12,542	18,197
Revenue share	5,056	9,844
Taxes	3,875	3,642
Salaries and wages	2,463	6,023
Professional fees	721	1,196
Partner network	630	687
Other	6,242	6,160
Total accrued expenses and other liabilities	$54,264	$65,152

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

The Convertible Notes have an initial conversion rate of 23.6323 shares of common stock per $1,000 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances. This represents an initial effective conversion price of approximately $42.31 per share.

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

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions with a financial institution. The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes. The cap price of the capped call transactions is initially $65.10 per share of the Company’s common stock, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price.

The following table summarizes the Convertible Notes as of September 30, 2020:

September 30,
2020
Par value of the Convertible Notes	$201,250
Unamortized debt discounts	(30,226)
Unamortized debt issuance costs	(3,002)
Net carrying value of Convertible Notes	$168,022

The fair value of our Convertible Notes was $181,850 as of September 30, 2020. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of September 30, 2020 and is classified as Level 2 in the fair value hierarchy. As of September 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.

Debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020. The following table sets forth interest expense related to the Convertible Notes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$503	$503	$1,509	$1,509
Amortization of debt issuance costs	227	213	671	632
Amortization of debt discount	2,235	2,079	6,587	6,127
Total	$2,965	$2,795	$8,767	$8,268
Effective interest rate of the liability component	7.1%	7.1%	7.1%	7.1%

During the three and nine months ended September 30, 2020, we capitalized $1,180 and $2,334, respectively, of amortization and interest expense related to the Convertible Notes. During the three and nine months ended September 30, 2019, we capitalized $740 and $1,948, respectively, of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt discount and debt issuance costs through 2023 are as follows:

	Debt	Debt Issuance
	Discounts	Costs
October 1, 2020―December 31, 2020	$2,277	$230
January 1, 2021―December 31, 2021	9,528	955
January 1, 2022―December 31, 2022	10,241	1,015
January 1, 2023―December 31, 2023	8,180	802
	$30,226	$3,002

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

In March 2020, we drew down $100,000 from our Revolving Line of Credit. During the three months ended September 30, 2020, we repaid the full amount outstanding under the Revolving Line of Credit. As of September 30, 2020, we had no amounts outstanding under the Revolving Line of Credit and $2,138 outstanding under the Term Loan. As of December 31, 2019, we had no amounts outstanding under the Revolving Line of Credit and $2,722 outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums.

Principal payments due under our Term Loan through 2023 are as follows:

Principal Payments
October 1, 2020―December 31, 2020	$194
January 1, 2021―December 31, 2021	778
January 1, 2022―December 31, 2022	778
January 1, 2023―December 31, 2023	388
$2,138

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020. Amortization and interest expense capitalized during the three and nine months ended September 30, 2020 amounted to $304 and $1,132, respectively. Amortization and interest expense capitalized during the three and nine months ended September 30, 2019 amounted to $33 and $69, respectively. Amortization and interest expense expensed during the three and nine months ended September 30, 2020 amounted to $114 and $564, respectively. Amortization and interest expense expensed during the three and nine months ended September 30, 2019 amounted to $114 and $284, respectively. The interest rate for the Credit Facility for the nine months ended September 30, 2020 ranged from 3.0% to 4.2%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization Expense
October 1, 2020―December 31, 2020	$115
January 1, 2021―December 31, 2021	457
January 1, 2022―December 31, 2022	457
January 1, 2023―December 31, 2023	120
$1,149

10. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to eight years and our finance leases have remaining lease terms of less than one year. Some of our operating leases may include one or more options to renew and can extend the lease term from one year to ten years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2020, assets recorded under finance leases were $12,265 and accumulated depreciation and amortization associated with finance leases was $7,048. As of December 31, 2019, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $5,387.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease expense	$797	$907	$2,478	$2,683
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	$662	$514	$1,676	$1,555
Interest on lease liabilities	—	—	18	56
Total finance lease expense	$662	$514	$1,694	$1,611

Interest on lease liabilities capitalized during the three and nine months ended September 30, 2020, which is excluded from the above table, amounted to $12 and $36, respectively. Interest on lease liabilities capitalized during the three and nine months ended September 30, 2019 amounted to $38 and $85, respectively.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,921)	$(2,723)
Operating cash flows from finance leases	(53)	(142)
Financing cash flows from finance leases	(2,147)	(3,288)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	17,321

Operating lease ROU assets obtained in exchange for lease obligations for the nine months ended September 30, 2019 include the effects of the adoption of ASC 842, Leases, effective January 1, 2019, which resulted in the recording of $16,916 of operating lease ROU assets as of January 1, 2019.

Other information related to leases was as follows:

	September 30, 2020
Weighted average remaining lease term:
Operating leases	5.5	years
Financing leases	0.5	years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	3.2%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 as presented in accordance with ASC 842 were as follows:

	Operating	Finance
	Leases	Leases
October 1, 2020―December 31, 2020	$644	$584
January 1, 2021―December 31, 2021	3,695	574
January 1, 2022―December 31, 2022	3,692	—
January 1, 2023―December 31, 2023	3,645	—
January 1, 2024―December 31, 2024	3,655	—
January 1, 2025―December 31, 2025	3,707	—
Thereafter	1,528	—
Total future minimum lease payments	20,566	1,158
Less: Imputed interest	(2,730)	(11)
Total	17,836	1,147
Current portion of operating and finance leases	2,620	1,147
Long-term portion of operating and finance leases	$15,216	$—

11. Notes payable

We enter into financed maintenance arrangements for some of our leased data communication equipment. Future minimum lease payments under notes payable as of September 30, 2020 were as follows:

Notes Payable
October 1, 2020―December 31, 2020	$125
January 1, 2021―December 31, 2021	95
Total future minimum payments	220
Less: Imputed interest	(2)
Total current portion of notes payable	$218

12. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$32,519	$—	$—	$32,519
Marketable securities	—	7,580	—	7,580
Total assets	$32,519	$7,580	$—	$40,099

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$32,843	$1,497	$—	$34,340
Marketable securities	6,262	33,952	—	40,214
Total assets	$39,105	$35,449	$—	$74,554

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

13. Income taxes

Income tax expense of $109 and $143 reflects an effective tax rate of 3.7% and 357.5% for the three months ended September 30, 2020 and 2019, respectively. Income tax expense of $225 and $254 reflect effective tax rates of 1.6% and 5.2% for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance and minimum state taxes for the three and nine months ended September 30, 2020 and 2019.

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

14. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of September 30, 2020, we have Letters of Credit totaling $13,364 that are scheduled to expire or renew over the next one-year period. There have been no drafts drawn under these Letters of Credit as of September 30, 2020.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. A Brazilian company filed suit in Brazil claiming damages at one of our venues after we replaced them as the service provider for the provision of fixed telecom services at the venue. During the nine months ended September 30, 2020, we paid $1,100 for the losses and such losses have been recorded as selling and marketing expenses in the condensed consolidated statements of operations. We are not currently a party to any other litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of September 30, 2020, we have accrued for the probable and estimable losses that have been incurred. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

15. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. We have shifted our stock-based compensation from stock options to RSUs and no stock options have been granted since 2014. As of September 30, 2020, options to purchase approximately 151,000 shares of common stock and RSUs covering approximately 1,290,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms.

Stock-based compensation expense is allocated as follows on the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2019	2019	2019
Network operations	$379	$387	$1,119	$1,241
Development and technology	230	325	608	962
Selling and marketing	453	578	1,347	1,655
General and administrative	955	764	2,460	2,576
Total stock-based compensation expense	$2,017	$2,054	$5,534	$6,434

During the nine months ended September 30, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $481. The impact of these out-of-period adjustments is not considered material, individually, and in the aggregate, to any of the current or prior periods.

During the three and nine months ended September 30, 2020, we capitalized $181 and $497, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2019, we capitalized $224 and $689, respectively, of stock-based compensation expense.

Stock option awards

A summary of the stock option activity is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contract	Aggregate
	Options	Exercise	Life	Intrinsic
	(000’s)	Price	(years)	Value
Outstanding at December 31, 2019	235	$7.67	2.6	$870
Exercised	(63)	$7.03
Canceled/forfeited	(21)	$12.15
Outstanding and exercisable at September 30, 2020	151	$7.33	2.3	$501

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

A summary of the RSU activity is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Non-vested at December 31, 2019	633	$22.04
Granted(1)(2)	847	$11.07
Vested	(347)	$18.66
Canceled/forfeited	(57)	$17.97
Non-vested at September 30, 2020	1,076	$14.71
(1)	The performance-based RSUs granted to our executive officers in 2018 were subject to satisfaction of specified service-based and performance-based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs and a maximum of 150% of the target RSUs. In March 2020, our Compensation Committee determined actual achievement of the 2018 performance-based RSUs at 100.5%.
(2)	The performance-based RSUs granted to our executive officers in 2019 and 2020 were subject to the satisfaction of specified service-based and performance-based conditions over a three-year performance period. Achievement of the revenue and Adjusted EBITDA goals for the 2019 and 2020 performance-based RSUs is based upon the budgets established for each of the years in the three-year performance period. As the Company approves budgets on an annual basis, the performance targets for the 2019 performance-based RSUs related to the 2020 and 2021 revenue and Adjusted EBITDA goals and the performance targets for the 2020 performance-based RSUs related to the 2021 and 2022 revenue and Adjusted EBITDA goals were not considered defined as of the date these awards were awarded by the Compensation Committee. The grant date requirements of ASC 718, Compensation-Stock Compensation, are therefore not met until such approval is obtained. During the nine months ended September 30, 2020, the Company’s Compensation Committee approved the 2020 revenue and Adjusted EBITDA performance targets for the 2019 performance-based RSUs resulting in additional RSUs granted of approximately 36,000 at a grant-date fair value of $12.41 per share. As of September 30, 2020, 36,000 2019 performance-based RSUs and 178,000 2020 performance-based RSUs have been excluded from RSU shares granted and non-vested as the performance targets have not yet been defined.

During the nine months ended September 30, 2020, approximately 347,000 shares of RSUs vested. The Company issued approximately 239,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

16. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(2,911)	$(187)	$(13,384)	$(5,124)
Denominator:
Weighted average common stock, basic and diluted	44,505	44,136	44,390	43,904
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$0.00	$(0.30)	$(0.12)
Diluted	$(0.07)	$0.00	$(0.30)	$(0.12)

For the three and nine months ended September 30, 2020 and 2019, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the period. For the three and nine months ended September 30, 2020 and 2019, we also excluded the shares that would be issuable assuming conversion of the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive. Diluted EPS for our Convertible Notes is calculated under the treasury method in accordance with ASC 260, Earnings Per Share.

In July 2019, the Company approved a stock repurchase program to repurchase up to $20,000 of the Company’s common stock in the open market, exclusive of any commissions, markups, or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. The Company did not repurchase any of our common stock during 2020 and the stock repurchase program expired on July 31, 2020.

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

For nearly 20 years, we have worked to build a global footprint of wireless networks that we estimate reaches more than a billion consumers annually. We operate 73 DAS networks containing approximately 40,800 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network, which includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks), includes over one million commercial Wi-Fi hotspots in more than 100 countries around the world.

We generate revenue from our wireless networks in a number of ways, including our DAS, small cells, multifamily and wholesale Wi-Fi offerings, which are targeted towards carriers and venues, and military, retail, and advertising offerings, which are targeted towards consumers.

We generate wholesale DAS revenue from telecom operators that pay us build-out fees and recurring access fees so that their cellular customers may use our DAS or small cell networks at locations where we manage and operate the wireless network. For the three months ended September 30, 2020, DAS revenue accounted for approximately 37% of our revenue.

Military revenue, which is driven by military personnel who purchase Wi-Fi services on military bases, and multifamily revenue, which is driven by property owners who purchase network installation services and recurring monthly Wi-Fi services and support, accounted for approximately 41% of our total revenue for the three months ended September 30, 2020. As of September 30, 2020, our military subscriber base was approximately 136,000, a 0.7% decrease over the prior year comparative period. Retail revenue, which is driven by consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, accounted for approximately 4% of our total revenue for the three months ended September 30, 2020. As of September 30, 2020, our retail subscriber base was approximately 49,000, a 42.4% decrease over the prior year comparative period.

Our wholesale customers such as telecom operators, cable companies, technology companies, and enterprise software/services companies, pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. Wholesale Wi-Fi revenue also includes financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers. For the three months ended September 30, 2020, wholesale Wi-Fi revenue accounted for approximately 17% of our revenue.

We also generate revenue from advertisers that seek to reach consumers via sponsored Wi-Fi access. For the three months ended September 30, 2020, advertising and other revenue accounted for approximately 1% of our revenue.

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

Subscribers— military and Subscribers—retail. These metrics represent the number of paying customers who are on a month-to-month subscription plan at a given period end.

Connects. This metric shows how often individuals connect to our global Wi-Fi network in a given period. The connects include wholesale and retail customers in both customer pay locations and customer free locations where we are paid a service provider or receive sponsorship or promotion fees. We count each connect as a single connect regardless of how many times that individual accesses the network at a given venue during their 24-hour period. This measure is an indicator of paid activity throughout our network.

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

Certain states, including California, issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. While some restrictions have been lifted in certain states, many restrictions continue to remain in place and some restrictions that have previously been lifted have been reinstituted. We transitioned our corporate employees to a work from home model and our employees continue to perform their functions in the new environment. While we are unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers and stockholders.

Results of Operations

The following tables set forth our results of operations for the specified periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$58,754	$64,707	$177,312	$199,734
Costs and operating expenses:
Network access	28,458	29,155	85,102	90,368
Network operations	12,907	13,682	39,743	42,073
Development and technology	6,277	8,182	19,760	25,534
Selling and marketing	4,903	5,721	16,334	17,782
General and administrative	5,878	5,021	19,917	20,330
Amortization of intangible assets	1,060	1,103	3,276	3,365
Total costs and operating expenses	59,483	62,864	184,132	199,452
(Loss) income from operations	(729)	1,843	(6,820)	282
Interest expense and amortization of debt discount	(2,282)	(2,191)	(7,404)	(6,741)
Interest income and other expense, net	101	388	476	1,600
(Loss) income before income taxes	(2,910)	40	(13,748)	(4,859)
Income tax expense	(109)	(143)	(225)	(254)
Net loss	(3,019)	(103)	(13,973)	(5,113)
Net (loss) income attributable to non-controlling interests	(108)	84	(589)	11
Net loss attributable to common stockholders	$(2,911)	$(187)	$(13,384)	$(5,124)

Depreciation and amortization expense included in costs and operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Network access	$12,067	$9,463	$34,615	$30,527
Network operations	5,086	4,361	14,735	13,069
Development and technology	2,647	2,782	8,104	8,369
General and administrative	223	261	744	785
Total(1)	$20,023	$16,867	$58,198	$52,750
(1)	The $3.2 million and $5.4 million increase in depreciation and amortization of property and equipment for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, respectively, is primarily a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2019 and 2020.

Stock-based compensation expense included in costs and operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Network operations	$379	$387	$1,119	$1,241
Development and technology	230	325	608	962
Selling and marketing	453	578	1,347	1,655
General and administrative	955	764	2,460	2,576
Total(2)	$2,017	$2,054	$5,534	$6,434
(2)	Stock-based compensation expense remained relatively consistent and decreased by $0.9 million for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $0.5 million. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior annual periods. The remaining decrease is primarily attributable to a decrease in the Company's headcount resulting from the restructuring plan that was adopted in December 2019. We capitalized $0.2 million and $0.5 million of stock-based compensation expense for each of the three and nine months ended September 30, 2020, respectively. We capitalized $0.2 million and $0.7 million of stock-based compensation expense for each of the three and nine months ended September 30, 2019, respectively.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Network access	48.4	45.1	48.0	45.2
Network operations	22.0	21.1	22.4	21.1
Development and technology	10.7	12.6	11.1	12.8
Selling and marketing	8.3	8.8	9.2	8.9
General and administrative	10.0	7.8	11.2	10.2
Amortization of intangible assets	1.8	1.7	1.8	1.7
Total costs and operating expenses	101.2	97.2	103.8	99.9
(Loss) income from operations	(1.2)	2.8	(3.8)	0.1
Interest expense and amortization of debt discount	(3.9)	(3.4)	(4.2)	(3.4)
Interest income and other expense, net	0.2	0.6	0.3	0.8
(Loss) income before income taxes	(5.0)	0.1	(7.8)	(2.4)
Income tax expense	(0.2)	(0.2)	(0.1)	(0.1)
Net loss	(5.2)	(0.2)	(7.9)	(2.6)
Net (loss) income attributable to non-controlling interests	(0.2)	0.1	(0.3)	0.0
Net loss attributable to common stockholders	(5.0)%	(0.3)%	(7.5)%	(2.6)%

Three Months ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Revenue:
Military/multifamily	$23,806	$23,641	$165	0.7
DAS	21,877	23,714	(1,837)	(7.7)
Wholesale—Wi‑Fi	10,110	11,200	(1,090)	(9.7)
Retail	2,060	3,646	(1,586)	(43.5)
Advertising and other	901	2,506	(1,605)	(64.0)
Total revenue	$58,754	$64,707	$(5,953)	(9.2)

Key business metrics:
DAS nodes	40.8	37.2	3.6	9.7
Subscribers—military	136	137	(1)	(0.7)
Subscribers—retail	49	85	(36)	(42.4)
Connects	28,310	89,291	(60,981)	(68.3)

Military/multifamily. Military/multifamily revenue increased $0.2 million, or 0.7%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $0.4 million increase military revenue, which was driven primarily by a 2.9% increase in the average monthly revenue per military subscriber in 2020 compared to 2019.

DAS. DAS revenue decreased $1.8 million, or 7.7%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to a $2.2 million decrease in access fees from our telecom operators, which was partially offset by a $0.4 million increase in build-out revenues. DAS build-out revenues for the three months ended September 30, 2020 includes $0.8 million of short-term build projects that included the sales of equipment that was completed during this period. DAS access fees for the three months ended September 30, 2019 include $1.8 million of one-time access fees.

Wholesale—Wi-Fi. Wholesale Wi-Fi revenue decreased $1.1 million, or 9.7%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $1.4 million decrease in partner usage based fees, which was partially offset by a $0.3 million increase in fees earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage, and operate at their venues.

Retail. Retail revenue decreased $1.6 million, or 43.5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease in retail subscribers, which has been exacerbated by the significant declines in venue traffic due to COVID-19.

Advertising and other. Advertising and other revenue decreased $1.6 million, or 64.0%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $1.2 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold and significant declines in venue traffic as a result of COVID-19.

Costs and Operating Expenses

	Three Months Ended September 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$28,458	$29,155	$(697)	(2.4)
Network operations	12,907	13,682	(775)	(5.7)
Development and technology	6,277	8,182	(1,905)	(23.3)
Selling and marketing	4,903	5,721	(818)	(14.3)
General and administrative	5,878	5,021	857	17.1
Amortization of intangible assets	1,060	1,103	(43)	(3.9)
Total costs and operating expenses	$59,483	$62,864	$(3,381)	(5.4)

Network access. Network access costs decreased $0.7 million, or 2.4%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $2.0 million decrease in revenue share paid to venues in our managed and operated locations, a $0.5 million decrease in construction and support expenses related to our multifamily operations, $0.4 million decrease from customer usage at partner venues, and a $0.4 million decrease in direct and other cost of revenue. The decreases were partially offset by a $2.6 million increase in depreciation expense resulting from our increased fixed assets from our DAS build-out projects and Wi-Fi networks related to our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage, and operate at their venues. Other costs of revenue for the three months ended September 30, 2020 included $0.5 million of costs directly related to our short-term DAS projects that were completed during this period.

Network operations. Network operations expenses decreased $0.8 million, or 5.7%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to a $1.0 million decrease in personnel related expenses, a $0.2 million decrease in travel and entertainment expenses, and a $0.3 million decrease in other network operations expenses. The decreases were partially offset by a $0.7 million increase in depreciation expense.

Development and technology. Development and technology expenses decreased $1.9 million, or 23.3%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $1.1 million decrease in personnel related expenses, a $0.1 million decrease in cloud services, a $0.1 million decrease in travel and entertainment expenses, and a $0.1 million decrease in depreciation expense.

Selling and marketing. Selling and marketing expenses decreased $0.8 million, or 14.3% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to a $0.4 million decrease in travel and entertainment expenses, a $0.2 million decrease in personnel related expenses, and a $0.2 million decrease in marketing and advertising expenses.

General and administrative. General and administrative expenses increased $0.9 million, or 17.1%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $1.0 million decrease in the fair value of contingent consideration that was recorded in the three months ended September 30, 2019 and a $0.3 million increase in personnel related expenses. The increases were partially offset by $0.5 million decrease in credit card and bank fees.

Amortization of intangible assets. Amortization of intangible assets expense remained relatively consistent for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount remained relatively consistent for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, we capitalized $1.5 million and $0.8 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased $0.3 million, or 74.0% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease in interest income related to our cash equivalents and marketable securities balances in 2020.

Income Tax Expense

There were no significant changes in income tax expense for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The change in our effective tax rate to 3.7% for the three months ended September 30, 2020, as compared to 357.5% for the three months ended September 30, 2019, is primarily due to minimum state taxes.

Non-controlling Interests

Non-controlling interests decreased $0.2 million for the three months ended September 30, 2020, as compared to the three month ended September 30, 2019, due to net losses generated by our subsidiaries during the three months ended September 30, 2020.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $2.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to the $6.0 million decrease in revenues, which was partially offset by the $3.4 million decrease in costs and operating expenses.

Nine Months ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Revenue:
Military/multifamily	$70,226	$73,934	$(3,708)	(5.0)
DAS	66,287	75,431	(9,144)	(12.1)
Wholesale—Wi‑Fi	29,559	32,938	(3,379)	(10.3)
Retail	7,387	11,419	(4,032)	(35.3)
Advertising and other	3,853	6,012	(2,159)	(35.9)
Total revenue	$177,312	$199,734	$(22,422)	(11.2)
Key business metrics:
DAS nodes	40.8	37.2	3.6	9.7
Subscribers—military	136	137	(1)	(0.7)
Subscribers—retail	49	85	(36)	(42.4)
Connects	108,572	253,757	(145,185)	(57.2)

Military/multifamily. Military/multifamily revenue decreased $3.7 million, or 5.0%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to a $2.6 million decrease in multifamily revenues primarily resulting from a decrease in the number of properties under construction, and a $1.4 million decrease in military subscriber revenue, which was driven primarily by the decrease in military subscribers partially offset by a 3.0% increase in the average monthly revenue per military subscriber in 2020 compared to 2019.

DAS. DAS revenue decreased $9.1 million, or 12.1%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to a $6.2 million decrease in build-out revenues primarily due to the successful renewal of certain of our customer contracts resulting in the reamortization of the remaining deferred build revenue over a longer contract term in 2019 and a $2.9 million decrease in DAS access fees from our telecom operators. DAS build-out revenues for the nine months ended September 30, 2020 includes $2.8 million of short-term build projects that included the sales of equipment that was completed during this period. DAS access fees for the nine months ended September 30, 2019 include $4.8 million of one-time access fees.

Wholesale— Wi-Fi. Wholesale Wi-Fi revenue decreased $3.4 million, or 10.3%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a $3.8 million decrease in partner usage-based fees, which was partially offset by a $0.4 million increase in fees earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage, and operate at their venues.

Retail. Retail revenue decreased $4.0 million, or 35.3%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a decrease in retail subscribers, which has been exacerbated by the significant declines in venue traffic due to COVID-19.

Advertising and other. Advertising and other revenue decreased $2.2 million, or 35.9% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a $1.7 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold and significant declines in venue traffic as a result of COVID-19.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2020	2019	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Costs and operating expenses:
Network access	$85,102	$90,368	$(5,266)	(5.8)
Network operations	39,743	42,073	(2,330)	(5.5)
Development and technology	19,760	25,534	(5,774)	(22.6)
Selling and marketing	16,334	17,782	(1,448)	(8.1)
General and administrative	19,917	20,330	(413)	(2.0)
Amortization of intangible assets	3,276	3,365	(89)	(2.6)
Total costs and operating expenses	$184,132	$199,452	$(15,320)	(7.7)

Network access. Network access costs decreased $5.3 million, or 5.8%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease is primarily due to a $4.8 million decrease in revenue share paid to venues in our managed and operated locations, a $3.1 million decrease in construction and support expenses related to our multifamily operations and a $1.5 million decrease from customer usage at partner venues. The decreases were partially offset by a $4.1 million increase in depreciation expense resulting from our increased fixed assets from our DAS build-out projects and Wi-Fi networks related to our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage, and operate at their venues. Other costs of revenue for the nine months ended September 30, 2020 included $2.1 million of costs directly related to our short-term DAS projects that were completed during this period.

Network operations. Network operations expenses decreased $2.3 million, or 5.5%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to a $2.9 million decrease in personnel related expenses, a $0.6 million decrease in travel and entertainment expenses, a $0.3 million decrease in other network operations expenses, and a $0.2 million decrease in consulting expenses. The decreases were partially offset by a $1.7 million increase in depreciation expense.

Development and technology. Development and technology expenses decreased $5.8 million, or 22.6%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to a $3.8 million decrease in personnel related expenses, a $0.7 million decrease in other development and technology expenses, a $0.5 million decrease in consulting expenses, a $0.3 million decrease in travel and entertainment expenses, a $0.3 million decrease in depreciation expense, and a $0.2 million decrease in computer supplies expenses.

Selling and marketing. Selling and marketing expenses decreased $1.4 million, or 8.1%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to a $1.3 million decrease in personnel related expenses, a $0.8 million decrease in travel and entertainment expenses, and a $0.6 million decrease in marketing expenses. These decreases were partially offset by a $1.1 million increase in litigation loss contingency accruals related to a claim of damages at one of our venues in Brazil and a $0.2 million increase in consulting expenses.

General and administrative. General and administrative expenses decreased $0.4 million, or 2.0%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a $0.6 million decrease in personnel related expenses, a $0.5 million decrease in credit card and bank fees, a $0.5 million decrease in consulting expenses, a $0.4 million decrease in professional fees, a $0.4 million decrease in employee incentives, and a $0.3 million decrease in license and tax fees. These decreases were partially offset by a $1.2 million increase in non-recurring transaction costs during the nine months ended September 30, 2020 and a $1.0 million decrease in the fair value of contingent consideration that was recorded in the nine months ended September 30, 2019.

Amortization of intangible assets. Amortization of intangible assets expense remained relatively consistent for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased $0.7 million, or 9.8% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to interest expense incurred on the $100.0 million we drew down on our Revolving Line of Credit in March 2020. During the nine months ended September 30, 2020 and 2019, we capitalized $3.5 million and $2.1 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased $1.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to decreased interest income related to our cash equivalents and marketable securities balances in 2020.

Income Tax Expense

There were no significant changes in income tax expense and our effective tax rate for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Non-controlling Interests

Non-controlling interests decreased $0.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a $1.1 million increase in litigation losses related to a claim of damages for back charges for port usage at one of our venues in Brazil, which contributed to an increase in net losses in our Brazil subsidiaries, and decreased net income for our Chicago subsidiary from DAS build-out projects that were completed in 2019.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders for the nine months ended September 30, 2020 increased $8.3 million as compared to the nine months ended September 30, 2019, primarily due to the $22.4 million decrease in revenues, the $1.1 million decrease in interest income and other expense, net, and the $0.7 million increase in interest expenses and amortization of debt discount. The changes were partially offset by the $15.3 million decrease in costs and operating expenses and the $0.6 million increase in net loss attributable to non-controlling interests.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)
	(in thousands)
Net loss attributable to common stockholders	$(2,911)	$(187)	$(13,384)	$(5,124)
Depreciation and amortization of property and equipment	20,023	16,867	58,198	52,750
Stock-based compensation expense	2,017	2,054	5,534	6,434
Amortization of intangible assets	1,060	1,103	3,276	3,365
Income tax expense	109	143	225	254
Interest expense and amortization of debt discount	2,282	2,191	7,404	6,741
Interest income and other expense, net	(101)	(388)	(476)	(1,600)
Non-controlling interests	(108)	84	(589)	11
Transaction costs	121	—	1,193	—
Litigation loss contingencies	—	—	1,100	—
Adjusted EBITDA	$22,492	$21,867	$62,481	$62,831

Adjusted EBITDA was $22.5 million for the three months ended September 30, 2020, an increase of 2.9% from $21.9 million recorded in the three months ended September 30, 2019. As a percent of revenue, Adjusted EBITDA was 38.3% for the three months ended September 30, 2020, up from 33.8% of revenue for the three months ended September 30, 2019. The Adjusted EBITDA increase was primarily due to the $3.1 million increase in depreciation and amortization expense. The change was partially offset by the $2.7 million increase in net loss attributable to common stockholders.

Adjusted EBITDA was $62.5 million for the nine months ended September 30, 2020, a decrease of 0.6% from $62.8 million recorded in the nine months ended September 30, 2019. As a percent of revenue, Adjusted EBITDA was 35.2% for the nine months ended September 30, 2020, up from 31.5% of revenue for the nine months ended September 30, 2019. The Adjusted EBITDA decrease was due primarily to the $8.3 million increase in our net loss attributable to common stockholders, the $0.9 million decrease in stock-based compensation expense, and the $0.6 million change in non-controlling interests. The changes were partially offset by the $5.4 million increase in depreciation and amortization expense, the $1.1 million decrease in interest income and other expense, net, and the $0.7 million increase in interest expense and amortization of debt discount, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Adjusted EBITDA for the nine months ended September 30, 2020 also excludes $1.2 million of non-recurring transaction costs and $1.1 million of litigation loss contingencies.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of September 30, 2020 consisted of $47.0 million of cash and cash equivalents, $7.6 million of marketable securities, and $150.0 million available for borrowing under our Credit Facility, $13.4 million of which is reserved for our outstanding Letter of Credit Authorization agreements. In March 2020, we drew down $100.0 million from our Revolving Line of Credit. During the three months ended September 30, 2020, we repaid the full amount outstanding under the Revolving Line of Credit. As of September 30, 2020, we had $2.1 million outstanding under the Term Loan and no amounts outstanding under the Revolving Line of Credit.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the nine months ended September 30, 2020 were $85.8 million, of which $66.6 million will be reimbursed through revenue for DAS build-out projects from our telecom operators.

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

The Convertible Notes have an initial conversion rate of 23.6323 shares of common stock per $1,000 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances. This represents an initial effective conversion price of approximately $42.31 per share.

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

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with a financial institution. The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The cap price of the capped call transactions is initially $65.10 per share of our common stock, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of the Convertible Notes and/or offset the potential cash payments that we could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price.

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

We are subject to customary covenants, including a minimum quarterly consolidated leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and monthly liquidity minimums. We were in compliance with all such financial covenants as of September 30, 2020 and through the date of this report. We are subject to certain non-financial covenants, and we were also in compliance with all such non-financial covenants as of September 30, 2020 and through the date of this report. The Credit Facility provides us with significant additional flexibility and liquidity for our strategic objectives involving capital expenditures and acquisitions that we may pursue from time to time.

The following table sets forth cash flow data for the nine months ended September 30:

	2020	2019

	(unaudited)
	(in thousands)
Net cash provided by operating activities	$64,930	$81,071
Net cash used in investing activities	(53,186)	(137,485)
Net cash used in financing activities	(5,297)	(42,807)

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2020, we generated $64.9 million of net cash from operating activities, a decrease of $16.1 million from 2019. The decrease is primarily due to a $13.1 million decrease in our operating assets and liabilities, which is primarily driven by decreased billings to our customers, a $8.9 million increase in our net loss, and a $0.9 million decrease in stock based compensation expenses. These changes were partially offset by a $5.4 million increase in depreciation and amortization expense, a $1.0 million change in fair value of contingent consideration in 2019, and a $0.5 million decrease in gains and amortization of premiums/discounts for marketable securities.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2020, we used $53.2 million in investing activities, a decrease of $84.3 million from 2019. The decrease is due to a $68.7 million increase in net proceeds from maturities of marketable securities and a $15.6 million decrease in purchases of property and equipment in 2020.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2020, we used $5.3 million of cash in financing activities, a decrease of $37.5 million from 2019. This change is primarily due to a $32.8 million decrease in payments for federal, state, and local employment payroll taxes related to our RSUs that vested during the period, a $3.0 million decrease in payments of acquisition related consideration, a $1.8 million decrease in cash paid for debt issuance costs, a $1.6 million decrease in principal payments for our finance leases and notes payable, a $0.7 million decrease in cash paid for stock repurchases, and a $0.7 million decrease in cash payments to our non-controlling interest owner. These changes were offset by a $3.5 million increase in net payments on our Credit Facility.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments as of September 30, 2020:

	Payments Due by Period
		Less than			More than
	Total	1 Year	2 ‑ 3 Years	4 ‑ 5 Years	5 Years

	(in thousands)
Venue revenue share minimums(1)	$38,273	$9,756	$15,760	$8,701	$4,056
Operating and finance leases(2)	18,983	3,767	6,057	6,742	2,417
Open purchase commitments(3)	43,371	43,242	129	—	—
Convertible Notes(4)	201,250	—	—	201,250	—
Credit Facility(5)	2,138	778	1,360	—	—
Notes payable(6)	218	218	—	—	—
Total	$304,233	$57,761	$23,306	$216,693	$6,473
(1)	Payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports.

(2)	Non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software.

(3)	Open purchase commitments for the purchase of property and equipment, supplies and services. They are not recorded as liabilities on our condensed consolidated balance sheet as of September 30, 2020 as we have not received the related goods or services.

(4)	Long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt.

(5)	Debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments.

(6)	Payments under notes payable related to purchases of prepaid maintenance service.

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

Investment portfolio risk. We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. At September 30, 2020, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term commercial paper, corporate debt instruments and US treasury and agencies obligations.

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

Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of September 30, 2020 would not have a material impact on our net loss and cash outflow.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2020 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. We translate all assets and liabilities denominated in foreign currency into U.S. dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiary’s functional currency to U.S. dollars are recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported net loss and can make comparisons from period to period more difficult. We currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2020, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The pandemic has also resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. While some restrictions have been lifted in certain states, many restrictions continue to remain in place and some restrictions that have previously been lifted have been reinstituted. A portion of our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Decreased travel and discretionary spending has had and may continue to have an adverse effect on our business such as our DAS, retail, wholesale Wi-Fi, and advertising and other revenues. Additionally, the pandemic has had and could continue to have an effect on our business generally due to decreased economic activity.

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

The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, how quickly and to what extent normal economic and operating activities can resume, and to the extent any new restrictions are reinstituted. Our customers may be unable to pay our invoices as they become due and our suppliers may experience difficulties in providing us with necessary goods and services required for us to operate our business. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact and altered economic behaviors, including any recession that has occurred or may occur in the future.

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

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: November 9, 2020	By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: November 9, 2020	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)