Form 10-K
period 2020-12-31
BOINGO WIRELESS, INC.
filed 2021-03-01
CIK 1169988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant’s most recently completed second fiscal quarter was $566,208,678 based on the last reported sale price of $13.32 per share on the Nasdaq Global Market on June 30, 2020, the last trading day of the most recently completed second fiscal quarter.

As of February 16, 2021, there were 44,718,488 shares of registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K will be incorporated by reference from the Company’s definitive proxy statement for the annual meeting of stockholders or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended December 31, 2020.

BOINGO WIRELESS, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2020

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

Summary of Risks Associated with our Business

The following includes a summary of our principal risk factors that one should consider before investing in our common stock:

●	Failure to complete, or delays in completing, the potential Merger with White Sands Parent, Inc. and White Sands Bidco, Inc. announced on March 1, 2021 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and/or stock price;
●	We cannot be sure if or when the Merger will be completed;
●	The consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement;
●	The Merger Agreement contains provisions that, following expiration of a go-shop period, limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of up to $19.6 million;
●	Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed Merger;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;
●	A significant portion of our revenue is dependent on our relationships with our venue and network partners, and if these relationships are impaired or terminated, or if our partners do not perform as expected, our business and results of operations could be materially and adversely affected;

●	Our operating results may fluctuate unexpectedly, which makes them difficult to predict and may cause us to fail to meet the expectations of investors, adversely affecting our stock price;
●	A substantial portion of our business depends on the demand for our DAS, tower, and small cell networks, which is driven primarily by demand from our telecom customers and demand for data, and we may be adversely affected by any slowdown in such demand. A reduction in the amount or change in the mix of network investment by our telecom customers may materially and adversely affect our business (including reducing demand for tenant additions or network services);
●	We may be unsuccessful in expanding into new venue types, which could harm the growth of our business, operating results and financial condition;
●	Our business depends upon demand for connected services that rely on wireless network infrastructure. Our ability to adapt to the speed of changes and anticipate market adoption of new technologies may adversely impact our business;
●	Claims by others that we infringe their proprietary technology could harm our business;
●	We utilize unlicensed spectrum in certain of our offerings, which is subject to intense competition, low barriers of entry and slowdowns due to multiple users;
●	We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results;
●	The market price of our common stock may be volatile, which could result in substantial losses for investors; and
●	If securities or industry analysts publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

PART I

Item 1. Business

Company Overview

Boingo helps the world stay connected to the people and things they love.

We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums/arenas, military bases, multifamily properties, universities, convention centers, and office campuses; we build high quality public and private wireless networks such as distributed antenna systems (“DAS”), towers, 5G, small cells, Citizens Broadband Radio Service ("CBRS"), and Wi-Fi at those venues; and we monetize the wireless networks through a number of products and services.

We believe we are unique in the market in several important ways:

●	Our experience building multi-service converged technology networks gives us a unique ability to build complex networks in the 5G era.
●	Our economic engine is driven by shared infrastructure investment and multiple revenue streams that drive long-term, recurring cash flows.
●	Our “neutral host” approach to building and operating wireless networks is designed to provide a solution that accommodates all carriers and offers all venue guests or enterprise employees enhanced coverage, regardless of their cellular provider.

For 20 years, Boingo’s innovation and expertise has enabled the Company to pioneer significant industry firsts including:

●	First commercial DAS network (1999 at The Port Authority of New York and New Jersey’s Holland and Lincoln Tunnels)
●	First Passpoint network launch (2013 at Chicago O’Hare International Airport)
●	First CBRS/private LTE launch at a major airport (2018 at Dallas Love Field International Airport)
●	First Wi-Fi 6 launch at a major airport (2019 at John Wayne International Airport)
●	First airport-wide Wi-Fi 6 network (2020 at São Paulo/Guarulhos International Airport)

With 74 DAS networks containing approximately 41,200 DAS nodes, we believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third parties with whom we contract for access (our “roaming” networks) to commercial Wi-Fi hotspots around the world. Our Passpoint connectivity enables carriers to seamlessly and securely offload cellular traffic onto our carrier-grade Wi-Fi networks.

Our business is organized into five segments and we derive revenue from various products and services sold to customers within each segment:

●	Carrier Services. Consists of products and services like DAS, Wi-Fi offload, towers and small cells, that are sold to carrier customers.
●	Military. Consists of products and services like high-speed Wi-Fi we sell to soldiers, airmen and Marines on military bases, as well as managed and/or private networks sold on military bases.
●	Private Networks & Emerging Technologies. Consists of private networks and emerging wireless technologies like CBRS sold to enterprise customers.
●	Multifamily. Consists of products and services like high-speed Wi-Fi and related telecom services sold to multifamily developers and operators.
●	Legacy. Consists of services like retail Wi-Fi, sold to consumers; Comes with Boingo, sold primarily to credit card providers as a loyalty offering; and advertising, sold to media agencies and businesses. Legacy products reflect areas where we have historically placed significant investment but are no longer considered a foundational part of our business.

Recent Corporate Updates

On February 26, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with White Sands Parent, Inc., a Delaware corporation (“Parent”) and White Sands Bidco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into our Company (the “Merger”), with our Company surviving the Merger as a wholly owned subsidiary of Parent.

Under the terms of the agreement, our stockholders will receive $14.00 in cash for each share of common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to customary closing conditions, including the approval of the transaction by our stockholders at a special meeting of stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. Following a 25-business day go-shop period, we are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals. For a summary of the transaction, please refer to Note 22—Subsequent Events in our consolidated financial statements of this Annual Report and to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021.

Our Industry and Standards Partnerships

We believe we are a leader in network convergence. We not only recognize the ever-changing landscape of the wireless industry, but also are actively involved in the standards groups that pioneer new 5G technologies. We are proud to partner with organizations including the Wireless Broadband Alliance, the Wi-Fi Alliance, the OnGo Alliance (formerly the CBRS Alliance), the Wireless Infrastructure Association, the National Spectrum Consortium, and the Telecom Infra Project. Our real-world 5G experience includes CBRS, LAA, mmWave, and sub-6 GHz deployments.

Go to Market Strategy for Segments

Our go to market strategy and product offering can differ based upon the segment providing service. Our core segments are Carrier Services, Military, and Private Networks and Emerging Technologies and we have a go to market strategy for each segment. We also provide connectivity access to customers through our Multifamily and Legacy businesses.

Our Carrier Services business is targeted toward helping wireless carriers, large venues and enterprises meet growing needs for enhanced wireless connectivity. We generate revenue from wireless carriers that pay us build-out fees and/or recurring access fees so that their cellular customers may use our DAS, tower, small cell, or Wi-Fi networks at locations where we manage and operate the wireless networks. In 2020, revenue from our Carrier Services business accounted for approximately 46% of our revenue.

Our Military business is primarily focused on providing a wireless broadband solution to soldiers on military bases. Revenue from our military business, which is driven by military personnel who purchase Wi-Fi services on military bases and short-term and long-term contracts with the U.S. government to provide network installation services and Wi-Fi services at specified locations on military bases on a bulk basis, accounted for approximately 32% of our total revenue in 2020. As of December 31, 2020, our military subscriber base was approximately 128,000, a 3.8% decrease over the prior year.

Our Private Networks and Emerging Technologies business is primarily focused on providing a converged wireless solution to venues and non-carrier customers in verticals such as airports, logistics/fulfillment, industrial manufacturing, sports stadiums, hospitals, on and off campus student housing, and military bases. Our Private Networks and Emerging Technologies business offers a suite of products and services including the design and installation of converged networks for licensed, unlicensed, and shared spectrum including the provision of network-as-a-service (“NaaS”), professional services, and data services that are focused on delivering our core products for those converged networks. Our private LTE networks are reliable carrier-grade cellular networks that provide greater capacity, higher bandwidth, lower latency, and cellular grade network and data security at lower cost than traditional DAS networks. Our private LTE networks support multiple carriers and offer network segmenting options to localize user traffic management based on types of devices connecting. In 2020, revenue from our Private Networks and Emerging Technologies business accounted for approximately 1% of our revenue.

Our Multifamily business is primarily focused on providing a wireless broadband solution to multi-dwelling properties including student housing, condominiums, apartments, senior living, and hospitality properties throughout the U.S. Multifamily revenue, which is driven by these multi-dwelling properties who purchase network installation services and recurring monthly Wi-Fi services and support or NaaS, accounted for approximately 9% of our revenue.

Our Legacy business is comprised of other product and service offerings to wholesale and retail customers that are no longer considered core to our business. We generate revenue from wholesale customers such as cable companies, technology companies, and enterprise software/services companies, who pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our worldwide footprint, financial institutions and other enterprise customers who provide Boingo as a value-added service for their customers, retail consumers who purchase a recurring monthly subscription plan or one-time Wi-Fi access, advertisers that seek to reach consumers via sponsored Wi-Fi access, and venue partners and their tenants that require a turnkey Wi-Fi solution through a Wi-Fi network infrastructure that we install, manage and operate. In 2020, revenue from our Legacy business accounted for approximately 12% of our revenue.

We were incorporated in the State of Delaware in April 2001 under the name Project Mammoth, Inc. and changed our name to Boingo Wireless, Inc. in October 2001. Our principal executive offices are located in Los Angeles, California. Our website address is www.boingo.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Impact of COVID-19 on Our Business

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic (“COVID-19”). In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel and business operations, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We initially experienced some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. As the pandemic continues, we have seen some improvements in passenger traffic at our managed and operated venue locations and remain hopeful that this trend will continue. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in new customer sales due to COVID-19.

Certain states, including California, issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. While some restrictions have been lifted in certain states, many restrictions continue to remain in place and some restrictions that have previously been lifted have been reinstituted. We transitioned our corporate employees to a work from home model and our employees have continued to efficiently perform their functions throughout the pandemic. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers and stockholders.

Industry Overview

According to Cisco’s Annual Internet Report (2018-2023), machine-to-machine (“M2M”) connections will grow 2.4-fold, from 6.1 billion in 2018 to 14.7 billion globally by 2023.1 By 2023, Cisco projects that there will be 4.4 billion M2M connections and 8.7 billion handheld or personal mobile-ready devices.1 Likewise, consumers own multiple connected devices—smartphones, laptops, tablets, wearables, and more—and depend on those devices at home, work and play. In addition, mobile data growth is exploding, driven by the growth of wireless devices and the increase in high-bandwidth activities like video streaming, online gaming, and mobile apps. By 2023, Cisco projects that a 5G connection will generate nearly three times more traffic than a 4G connection and there will be 628 million global public Wi-Fi hotspots, which is four times more than in 2018.1 Cellular advances (4G/LTE, 5G, etc.) and Wi-Fi upgrades (e.g., Wi-Fi 6, etc.) are driven by almost insatiable enterprise and consumer demand for wireless

1 Cisco Systems, Inc., “Cisco Annual Internet Report (2018-2023) White Paper,” Cisco Annual Internet Report 9 March 2020, Web, 3 February 2021

connectivity. Ongoing mobile innovations will be required to support massive Internet of things (“IoT”) connection density as well as highly interactive and tactile applications.

The mobile data explosion has fueled the growth of higher generation network connectivity to address the demand for more bandwidth, higher security, and faster connectivity. Carriers like AT&T, T-Mobile and Verizon have begun the rollout of 5G, which will provide faster speeds and ultra-low latency.

Challenges Facing Our Industry

Mobile connectivity is a complex and constantly evolving ecosystem comprised of dozens of manufacturers, many different operating systems, and a number of different wireless technologies utilizing both licensed and unlicensed spectrum. This complexity is amplified as new device models and operating systems are released, new IoT devices are developed, and new network technologies emerge.

To cope with the significant increase in smart enterprise demand and mobile data traffic, wireless network operators must build denser networks that are closer to the end user, explore solutions to offload network traffic from congested, licensed spectrum onto more efficient unlicensed spectrum, and invest in technologies that will enable the convergence of licensed, unlicensed and shared spectrum. We believe that Boingo’s wireless networks increasingly play a significant role in helping meet the ever-increasing data demands of our venue partners and their connected customers.

Our Strategy

Our overall business strategy is simple: we acquire long-term wireless rights at large venues, build and deploy high quality wireless networks at those venues, and monetize the wireless networks with a unique set of products and services. We believe we are the leading global provider of neutral host commercial mobile Wi-Fi Internet solutions and indoor DAS services. While our business continues to evolve, our foundational tenets remain the same; we believe that we can become the best in the world at providing multi-service converged technology networks and we are passionate about tackling complex network builds better than anyone else. Our economic engine is driven by shared infrastructure investment and multiple revenue streams that drive long-term recurring cash flows. New technologies (e.g., 5G, Wi-Fi 6/6E, private networks, IoT, etc.) provide new monetization opportunities in our existing venue footprint and open the door to potential for growth in new venues and market verticals.

In support of our overall business strategy, we are focused on the following objectives:

●	Leverage our neutral host business model to grow DAS, tower, small cell, and wholesale roaming partnerships. Our neutral host model enables us to effectively partner with venues because we focus on ensuring all customers receive high quality wireless service. We successfully balance the interests of individual carriers with the goals of our venue partners and build flexible DAS, tower, and small cell network architectures that can support multiple carriers and the latest mobile services.
●	Deploy Wi-Fi 6 and 5G networks with current and future venue partners. Boingo’s Wi-Fi 6 networks meet key 5G requirements to power a broad range of connected use cases in dense environments with greater capacity, speed and scalability. To effectively handle growing mobile traffic demands and accommodate future use cases such as intelligent edge applications, Boingo has designed its Wi-Fi 6 networks to increase bandwidth, enabling more devices to connect, and lower latency, providing a quicker response time when accessing online applications.
●	Expand our carrier offload relationships. As cellular networks become strained due to capacity, carriers are offloading their licensed mobile traffic onto unlicensed spectrum. We are highly focused on partnering with all three Tier 1 carriers in the U.S. and other carriers around the world to offload their mobile traffic onto our Wi-Fi networks.
●	Expand our footprint of managed, operated and private networks. We intend to continue to grow our global network of managed and operated DAS, tower, small cell, Wi-Fi and private networks. We focus our venue acquisition strategy on locations with a common profile—large venues with significant population density—as these venues face challenges that we believe we are uniquely qualified to solve.

Services

Our solution makes it easy, convenient and cost effective for consumers to access the mobile Internet.

Carrier Services. We offer our telecom operator partners access to our DAS, tower, small cell, and Wi-Fi networks at our managed and operated locations. We deploy our DAS, tower, and small cell networks within venues that require additional signal strength to improve the quality of cellular services. We offer offload services to carriers to move traffic from their licensed cellular networks onto our Wi-Fi networks.

Military. We provide high-speed Wi-Fi services for residential consumers on military bases. On military bases, where we are the leading provider of barracks Wi-Fi services at more than 60 U.S. Army, Air Force, and Marines bases around the world, we offer direct-to-consumer transactional and recurring monthly subscription plans. Our plan offerings include Extra Internet (speeds up to 10Mbps), Blazing Internet (speeds up to 50Mbps), and Extreme Internet (speeds up to 100Mbps). Our subscription plans require no installation or equipment and are portable from base to base, enabling a user to sign up for service immediately and remain a customer even if they are deployed to a new base. We also generate revenue from the U.S. government for network installation services and Wi-Fi services at specified locations on military bases on a bulk basis.

Private Networks and Emerging Technologies. We offer products and services for private networks and emerging technologies for licensed, unlicensed, and shared spectrum including the provision of NaaS, professional services, and data services that are focused on delivering our core products for those converged networks. Our converged networks include Wi-Fi, private LTE supporting LTE, LTE-M, and NB-IoT, CBRS, DAS, and small cells. Our NaaS offering provides managed services to provide run-time support for the networks and deliver committed service level agreements. We offer professional services to assess, design, build, implement, deploy and certify converted networks in enterprise campuses. Our device services include device management, managed security, sensor monitoring and cloud-based management services.

Multifamily. We provide high-speed Wi-Fi services for residential consumers at multifamily properties. At multifamily properties, we primarily offer bulk subscription plans sold directly to the property owner. Our multifamily footprint includes 226 properties throughout the U.S.

Legacy. Our integrated hardware and software platform allow us to provide a range of enhanced services to consumers, network operators, device manufacturers, technology companies, enterprise software and services companies, venue operators, financial services companies, and advertisers.

●	Retail. We enable individuals to purchase Internet access at our managed and operated hotspots and select partner locations around the world. We offer a selection of recurring monthly subscriptions that provide users unlimited access for up to four devices to a global footprint of hotspots and single-use access plans that provide unlimited access on a single device at a specific hotspot for a defined period of time, tolled from the time the user first logs on to the network.
●	Comes with Boingo. We offer access to our entire network of hotspot locations to financial institutions and other enterprise customers who then offer them as a loyalty incentive to their customers.
●	Wi-Fi roaming, software services, and other turnkey solutions. We offer roaming services across our entire network of hotspot locations to our partners who can then provide mobile Internet services to their customers at these locations. Our software solution, which provides one-click access to our global footprint of hotspots, has been rebranded for wholesale partners, in addition to being marketed under the Boingo brand. We also offer our venue partners the ability to implement a turnkey Wi-Fi solution through a Wi-Fi network infrastructure that we install, manage and operate. Our turnkey solutions include a variety of service models that are supported through a mix of wholesale Wi-Fi, retail, and advertising revenue.
●	Advertising. Our Wi-Fi platform provides a valuable opportunity for advertisers to reach consumers with sponsored Wi-Fi access, promotional programs and display advertising. We provide brands and advertisers the opportunity to sponsor wireless connectivity to individuals at locations where we manage and operate the Wi-Fi network and locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs. In addition, our advertising solution is easily integrated into Wi-Fi networks not directly managed by Boingo.

Our Network

For 20 years, we have built a global network of wireless networks that we estimate reaches more than a billion consumers annually. We operate 74 DAS networks containing 41,200 DAS nodes, and believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network—which includes our managed and operated locations and our roaming networks—includes over one million commercial Wi-Fi hotspots in more than 100 countries around the world.

We also operate Wi-Fi networks at more than 60 U.S. Army, Air Force, and Marines bases around the world and 226 multi-dwelling properties including student housing, condominiums, apartments, senior living, and hospitality properties throughout the U.S.

Marketing and Business Development

Our marketing and business development efforts are designed to cost effectively expand our footprint of venues where we can deploy DAS, tower, small cell, Wi-Fi, and private networks, secure more carrier contracts, attract and retain new Military, Multifamily and Legacy retail customers, and identify business partners that can leverage our network to provide mobile Internet services to their customers. We focus on efficient partner and customer acquisition through our relationships with industry-specific RFP pipeline tools, partner/vendor cooperative marketing, industry conferences, online presence, social media, public relations, event marketing, market research, and other promotional activities.

We issue regular press releases announcing important partnerships and product developments. We continually update our website with information about our network and services. We leverage our executive thought leadership platforms, social media accounts and website to further promote Boingo’s expertise within specific industry verticals while educating the market on product availability and applicability. We work within our vendor and partner ecosystem to establish and influence new potential business-to-business (“B2B”) customers as well as retain current B2B customers. Our executive team speaks at industry events, trade shows and conferences.

We seek to maximize venue partner relationships by managing end user, speed test and network quality data as well as provide new technology testing and promotional opportunities. We also maximize our retail customer base by managing subscriber acquisition cost and determining appropriate pricing. We use information about subscriber behavior to help us retain customers and determine premium offerings. Our segmentation is focused at the product level, so that we provide the right product, plan and price for our Military and Legacy retail customers. Our consumer plans are available for essentially all Wi-Fi enabled devices and are priced on a month-to-month or per-use basis.

Development

Our development efforts are focused primarily on supporting our networks and the businesses that run across these networks, and identifying new adjacent network, cloud and edge technologies that can drive seamless, interoperable connected experiences. These efforts include developing web applications, clients and profiles for ease of connecting to our managed and operated locations and aggregate partner networks, integrating our software client with our wholesale partners, continuing to adapt our technology to new operating systems and platforms, continuing to adapt our systems and functionality for carrier offload and roaming, continuing to develop an advertising system and business and operations support system for managing and monetizing network service, continuing to develop a platform for delivering television services to our military bases, continuing to develop, optimize and expand our networks with a converged mobile edge computing platform, continuing to build out flexible solutions with our evolved packet core (“EPC”), continuing our advancement of machine learning and artificial intelligence, continuing to develop a layered security architecture, developing cloud native infrastructure, developing data insights and developing IoT network support services. Our development model is based on Agile development practices so any deviations can be promptly corrected to improve reliability in our network, services and applications to enhance customer satisfaction.

Technology

Boingo’s technology facilitates voice, data and machine communications. For 20 years, we have developed systems that support the rapid growth in network data usage and we continue to make advances to support network applications of the 5G era. Our systems include a distributed computing framework that combines edge infrastructure with cloud technology to efficiently manage data transport over converged network solutions that include 5G, 4G LTE, Wi-Fi and Wi-Fi 6/6E, CBRS and IoT networks (e.g., Bluetooth, Near-Field Communication (“NFC”) - Zigbee, LoRa). We continue to develop: the Passpoint roaming solution; an EPC; the Boingo software client and software development kit (“SDK”); authentication, authorization and tracking systems; security platforms; mediation and billing systems; television management and delivery platform; free user monetization media and advertising platform; and a real-time operational support and software configuration and messaging infrastructure.

Converged Edge Platform

Our converged edge platform leverages mobile edge computing, network slicing (multiple virtual networks overlayed on a shared network) and machine learning to enable us to provide enterprise and network software applications at the edge (meaning beyond data centers or the cloud). By running these applications at the edge, we provide faster response times, improved security and enhanced reliability. We have built capabilities to allow us to join these application workloads in the data center, cloud or at the edge through Boingo-built containers, virtual machines, databases, and software defined storage and processing capabilities for our DAS, tower, small cell, Wi-Fi/Wi-Fi 6/6E, CBRS and IoT networks. A growing number of applications will reside at the edge and we believe that it will be a key component of the future of 5G networks.

Passpoint Roaming Solution

We believe that we pioneered the commercial deployment of Passpoint, a next generation hotspot technology, and we continue to advance its capabilities for interoperability with next generation networks including 5G, CBRS and Wi-Fi 6/6E. The key features of Boingo’s Passpoint roaming solution include:

●	Enables carriers and service providers to seamlessly offload their traffic onto a Boingo network.
●	Provides an encrypted connection automatically, with no additional software or Virtual Private Network (“VPN”) needed.
●	Integrates several IEEE 802.11 (Wi-Fi/Wireless LANs) security features to improve the security position of devices connected to hotspots with guaranteed mutual authentication, over-the-air encryption and restricted peer-to-peer traffic.
●	Offers end to end authentication protocols to filter out unauthorized users and mobile devices, and to protect authenticated mobile devices from connecting to rogue, potentially unsafe, hotspots.
●	Encompasses a flexible, converged standard that can support new networks including 5G, CBRS and Wi-Fi 6/6E and is backwards compatible with networks including 4G LTE and Wi-Fi 5.

Boingo Evolved Packet Core

The Boingo EPC is built for flexibility utilizing both our converged edge platform and our cloud and data center virtual systems infrastructure. Our EPC supports all standardized components, gateways, nodes and functions to deliver voice and data services across a 4G-LTE network. We continue to develop and evolve the platform for additional capabilities and flexibility, including network function distribution, control and user plane separation (“CUPS”), and network slicing. As we advance 5G deployments, we plan to expand the solution to operate in environments where 5G works independently as well as together with other technologies, utilizing a service-based architecture (“SBA”) built upon Boingo’s converged virtualized and cloud network infrastructure.

Boingo Software Client and SDK

The Boingo software client and SDK are installed on cellular and Wi-Fi enabled devices such as smartphones and tablets to enable our customers and our partners’ customers to access our network. The key features of the Boingo software client include:

●	Simple user interface. The Boingo software client provides individuals with an uncomplicated, user friendly interface designed to streamline the network connection process. The software finds hotspots and monitors the availability of Wi-Fi hotspots in the Boingo network and cellular roaming partners, presents a notification message of the network identified and allows one-click user connections. In some devices, connection to a network occurs in the background, providing the user with a seamless, notification-free connectivity experience.
●	Support for all major operating system platforms. The Boingo software client and SDK support the Android, iOS, Mac OS and Windows operating systems, which represents the majority of all devices connecting to our managed and operated venues.
●	Automatic updates. The Boingo software client automatically receives identification information for new locations as they are added to the Boingo network, including any information needed to automatically identify and login to the network. Location information, allowing a user to find Boingo networks from the client, is also automatically updated. On all but embedded platforms, software updates are also automatically offered to a user when available.

●	Custom branding and flexible integration alternatives. We offer wholesale customers the ability to integrate the Boingo software client into their products and services as a SDK. Additionally, we offer wholesale customers the option to utilize a custom, rebranded reference design of the software client used in our retail customer offering.

Layered Security Architecture

Our layered security architecture is integrated within Boingo networks to identify threats for prevention and rapid response. The architecture features multi-layered security sensors, which are designed to securely facilitate network applications over consumer and IoT devices. Our architecture incorporates advanced technologies that encrypt critical systems, deploy perimeter policies and devices, prevent unauthorized access, back up systems, isolate devices, monitor the dark web, detect malicious code and measure vulnerabilities with penetration testing.

Authentication, Authorization and Tracking System

Our proprietary authentication, authorization and tracking system enables the reliable, scalable and secure initiation and termination of user sessions on our network. This system authenticates our network users across a wide variety of networks and network operators, through a normalized authentication protocol. Through the authorization process, custom business rules ensure user access based on specific service parameters such as location, type of device, service plan and account information. Our system also captures duration, data traffic, location, and type of device. We normalize and process this data from disparate providers for our use and for our wholesale partners. This system has been enhanced to include support for secure roaming, which leverages Passpoint-certified devices and network hardware to establish seamless secure connections for customers.

Mediation and Billing System

Our mediation and billing system records and analyzes individual usage sessions required to bill for network usage. Users are charged based on variables such as pricing plan, device type, location, time and amount of use. Our system consolidates usage session information, determines the user identity and applies the appropriate aggregation and flagging to ensure proper usage processing. Our system handles exceptions automatically. Exceptions that cannot be solved automatically are brought to the attention of the operations staff for rectification of any discrepancies. The billing system provides billing based on roaming relationship, user type, device type and account type. Our Military, Multifamily and retail customer mediation and billing are handled by the same infrastructure used for wholesale customer and billing, resulting in efficiencies of scale and operation.

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

We design, build, and operate DAS, tower, and small cell networks that currently provide 2G, 3G, 4G-LTE, and 5G, Wi-Fi and IoT services. We partner to build these public and private networks with major mobile network operators, multiple system operators, and private network operators. The networks operate in the available licensed, unlicensed and shared license bands.

Customers

We generate revenue from wholesale and retail customers. Our wholesale customer relationships are generally governed by multi-year contracts. Our Carrier Services telecom operators pay us one-time build-out fees and/or recurring access fees for our DAS, tower, small cell, and Wi-Fi networks, enabling their cellular customers to access these networks. Our Military and Legacy retail customers either purchase month-to-month subscription plans that automatically renew, or single-use access to our network. We acquire our Military and Legacy retail customers primarily from users passing through our managed and operated locations, where we generally have exclusive multi-year agreements. Our Private Services and Emerging Technologies customers are venues and non-telecom operators in verticals such as airports, logistics/fulfillment, industrial manufacturing, sports stadiums, hospitals, on and off campus student housing, and military bases that pay us build-out fees to design and install converged networks as well as fees for NaaS, professional services, and data services.

Our Multifamily customers are property owners who pay us to provide Wi-Fi services, including network installation services, and to provide support to their residents and employees at their properties. Our Legacy wholesale Wi-Fi customers pay usage-based network access fees to allow their customers access to our global Wi-Fi network. Our other Military and Legacy wholesale Wi-Fi partners pay us to provide Wi-Fi services in their venue locations under a service provider arrangement. We also generate revenue from advertisers that seek to reach visitors seeking Wi-Fi access at our managed and operated network locations with online advertising, promotional and sponsored programs.

In April 2020, T-Mobile US Inc. announced that it had officially completed its merger with Sprint Corporation to create the New T-Mobile (collectively, “T-Mobile”). For the years ended December 31, 2020 and 2019, entities affiliated with T-Mobile accounted for 21% and 20%, respectively, of total revenue. For the years ended December 31, 2020 and 2019, entities affiliated with AT&T Inc. accounted for 13% and 12%, respectively, of total revenue. For the years ended December 31, 2020 and 2019, entities affiliated with Verizon Communications Inc. accounted for 11% and 11%, respectively, of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

Key Business Metrics

In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. Our key performance indicators follow:

	December 31,
	2020	2019	2018

	(in thousands)
DAS nodes	41.2	38.1	29.9
Subscribers—military	128	133	138

DAS nodes. This metric represents the number of active DAS nodes as of the end of the period. A DAS node is a single communications endpoint, typically an antenna, which transmits or receives radio frequency signals wirelessly. This measure is an indicator of the reach of our DAS network.

Subscribers—military. These metrics represent the number of paying Military customers who are on a month-to-month subscription plan at a given period end.

Competition

The market for mobile Internet services and solutions is fragmented and competitive. We believe the principal competitive factors in our industry include the following:

●	price;
●	quality of service;
●	venue exclusivity;
●	ease of access and use;
●	bundled service offerings;
●	geographic reach; and
●	brand name recognition.

Direct and indirect competitors include telecom operators, cable companies, tower companies, self-managed venue networks and smaller wireless Internet service providers. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. They may offer bundled data services with primary service offerings that we do not generally offer such as landline and cellular telephone service, and cable or satellite television. Many of our competitors are also partners from whom we receive revenue when their customers access our network.

We believe that we compete favorably based on our ability to deliver end to end solutions, our neutral host business model, deep domain experience in licensed, unlicensed and shared spectrum technology, brand recognition, geographic coverage, network reliability, quality of service, ease of use, and cost.

Intellectual Property

Our ongoing success will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual restrictions.

We have one issued U.S. patents, two issued Japanese patents, and two issued Chinese patents. Our registered trademarks in the United States, the European Union, and China include “Boingo” and “Boingo Wi Finder”, and in the United States, “Boingo Broadband” and "Boingo TV". We own additional registrations and have filed other trademark applications in the United States and other countries.

In addition to the foregoing protections, we control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by United States and international copyright laws.

Customer Support

We provide support services to our Multifamily, Military, Legacy retail, and Legacy enterprise customers 24 hours per day, seven days per week, and 365 days per year. Support is available by phone, chat, email, or social media channels like Twitter and Facebook. Our website contains a comprehensive knowledge base that includes answers to frequently asked questions for self-help, and we provide video support on our YouTube channel. Tier 1 support is provided by a third-party provider, while Tier 2 and social media support is managed by our internal customer care team.

Human Capital

As of December 31, 2020, we had 390 employees, including 76 in Carrier Services, 51 in Military, 3 in Private Networks and Emerging Technologies, 84 in Multifamily, 22 in Legacy, 85 in Engineering shared services, 8 in

Marketing shared services, and 61 in Corporate. All of our employees are full-time employees except for two part-time employees.

We believe that our team members are critical to our success and therefore we focus on training and developing our team members, providing leadership training, and providing a corporate culture where team members feel valued and supported. Part of creating a culture where team members feel valued and supported is providing a competitive benefits package and other services that support our team members and their families, such as retirement planning, financial literacy training, and matching grants to the charitable organization of their choice. We also sponsor various diversity initiatives. For example, Women of Boingo is an Employee Resource Group (“ERG”) that celebrates diverse talents and is dedicated to empowering women to follow a fulfilling career through education, networking and mentoring opportunities. Boingo Unity, another ERG, is a safe place to discuss racial and social justice. We believe these diversity and other initiates are important for our employees to feel valued and are important for our communities.

We do not have any employees who are covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and consider relations with our employees to be good. As of December 31, 2020, we also had arrangements with third party call center providers that provided us with 47 full-time equivalent contractors for Multifamily, Military, Legacy retail and Legacy enterprise customer support service and similar functions.

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

Employee Well-Being

●	Financial well-being. We offer a benefits package that includes equity, competitive pay, a quarterly or annual incentive plan, and a defined contribution savings plan with an employer match, among other health-related and other benefits.
●	Retirement planning. To help prepare our employees for retirement, our defined contribution savings plan is opt out, so employees are automatically enrolled in the program when they are hired, unless they actively decline. This behavioral approach means that a significant majority of our employees are actively saving for retirement and receiving a company match that is paid each pay period.
●	Financial literacy. We conduct financial literacy trainings throughout the year. Seminars have included retirement planning, managing student loan debt, and first-time homebuyer education. Our equity and defined contribution savings plan partners also offer monthly webinars, online planning tools and one-on-one consultations.
●	Matching grant program. Our Matching Grant Program amplifies employees’ cash contributions to the charitable organization of their choice.
●	Tomorrow’s workforce. We work with community organizations to help develop the tech pipeline talent. Organizations we actively support include the Bixel Exchange Tech Talent Pipeline, Exceeding Expectations, Girls Who Code, Kid City/Urban Foundation, Los Angeles, and Path Forward.

We have been named one of the Best Places to Work in Los Angeles—five years running. Our high scores in corporate culture, leadership, and training and development reflect our commitment to create a great work environment for our employees.

Environment

We believe that focusing on sustainability initiatives can be valuable to both our company and the environment.

●	Environmental Initiatives and Certifications. At Boingo, we offer e-cycling programs, invest in sustainable business practices, and offer a transportation reimbursement program that rewards employees for certain sustainability activities. Based on these initiatives, we are certified by the City of Los Angeles as a Green Business, meeting sustainability standards set by the City of Los Angeles and the California Green Business

Network. The certification was based on a proprietary scoring system used to measure a company’s achievements.
●	Improving Operations and Minimizing our Environmental Impact. We continually strive to improve operations and minimize our impact on the environment, which includes operational initiatives such as using post-consumer waste paper products, switching from disposable cups, plates, and silverware to reusable items, encouraging our employees to carpool, walk, bike, or use public transportation, donating used computers for use in education instead of disposing them as e-waste, and holding our annual Earth Day event for our employees featuring eco contests, green giveaways, sustainable meals, and roundtables with representatives from green industries. Business Intelligence Group (“BIG”) has previously named Boingo “Green Company of the Year” in their “BIG Awards for Business.”

Diversity

●	A culture of inclusion and programs. At Boingo, we believe that fostering a diverse and inclusive culture where all employees can succeed is important to our business. One of the tools we use to foster an inclusive culture is establishing ERGs. For example, Women of Boingo is an ERG that celebrates diverse talents of our women employees and is dedicated to empowering women to follow a fulfilling career through education, networking and mentoring opportunities. Boingo Unity, another ERG, is a safe place to discuss racial and social justice. Participating employees work to create a workplace where everyone feels valued and welcome. Additionally, we believe in supporting a diverse and inclusive community where our employees live. For example, we sponsor various community diversity initiatives. We are a founding member of PledgeLA, a program that promotes civic engagement, diversity and inclusion. We are also a founding member of LightReading’s Women in Comms, a platform that empowers women to champion change and redress the gender imbalance in the workplace. We host Center for Excellence in Engineering and Diversity programs that help educationally underrepresented students achieve success in math, science and engineering. Boingo is a sponsor of Girls Who Code, a program focused on closing the gender gap in technology. We participate in the Digital Diversity Networks' Innovation and Inclusion Awards and we are a three-time winner. We were previously named "Best Tech Workplace for Diversity" by the Timmy Awards.

Governance

●	Good governance. We endeavor to improve corporate governance and executive compensation and practices and have implemented various changes to our corporate governance practices.
●	Adopted stock ownership guidelines. We adopted stock ownership guidelines to reinforce our belief that executives who believe in the future of the Company should have meaningful equity holdings in Boingo.
●	Adopted majority voting standard in uncontested elections. We have implemented a majority voting standard in uncontested elections of director. We have also implemented a majority voting policy for director resignations, applicable if an incumbent director nominee receives less than a majority of votes cast in an uncontested election.
●	Declassified Board. All of our directors serve one-year terms and are subject to election by our stockholders on an annual basis.

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

Risks Related to Our Merger with White Sands Parent, Inc.

Failure to complete, or delays in completing, the potential Merger with White Sands Parent, Inc. and White Sands Bidco, Inc. announced on March 1, 2021 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.

On February 26, 2021, we entered into the Merger Agreement with Parent and Merger Sub pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of Parent, pursuant to the Merger. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with suppliers, customers, regulators and other business partners. For example, potential customers may defer decisions about working with us or seek to change existing business relationships with us. Additionally, the adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:

●	under some circumstances, we may be required to pay a termination fee to Parent of $19.6 million, or $13.1 million if we terminate for specified reasons during the go-shop period;
●	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
●	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
●	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
●	we could be subject to litigation related to the Merger and any failure to complete the Merger;
●	the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

●	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions or if other mutual closing conditions are not satisfied, Parent and Merger Sub will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Parent a termination fee of $19.6 million, or $13.1 million if we terminate for specified reasons during the go-shop period.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate our strategic direction.

Until the Merger is completed, the Merger Agreement restricts us from taking specified actions without the consent of the other party, and, in regards to us, generally requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement provides that each share of our common stock issued and outstanding immediately prior to the Effective Time (other than any shares of our to be canceled or to remain outstanding pursuant to the terms of the Merger Agreement) shall be canceled and shall be converted automatically into the right to receive an amount in cash, net of applicable withholding taxes and without interest, equal to $14.00. If the public trading value of shares of our common stock increases over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement contains provisions that, following expiration of a go-shop period, limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of up to $19.6 million.

Following a 25-business day go-shop period, the Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. Further, while our board of directors is permitted to make a recommendation change to our stockholders with respect to the Merger under certain circumstances, unless the Merger Agreement is terminated and a termination fee is paid per the requirements of the Merger Agreement, we will be required to submit the proposals to a stockholder vote at a special meeting.

While we do have the benefit of a 25-business day go-shop period, these provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquirer or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, or our board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, or against Parent or Merger Sub could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Related to Our Business

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the COVID-19 pandemic. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has also resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. While some restrictions have been lifted in certain states, many restrictions continue to remain in place and some restrictions that have previously been lifted have been reinstituted. A portion of our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Decreased travel and discretionary spending has had and may continue to have an adverse effect on our business such as our Carrier Services, Legacy retail, Legacy wholesale Wi-Fi, and Legacy advertising revenues. As the pandemic continues, we have seen some improvements in passenger traffic at our managed and operated venue locations. Additionally, the pandemic has had and could continue to have an effect on our business generally due to decreased economic activity.

The spread of COVID-19 has also caused us to modify our business practices and transition our corporate employees to a work from home model. We have limited employee travel, and transitioned to virtual sales activities, meetings, events, and conferences, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we have acquired or may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, how quickly and to what extent normal economic and operating activities can resume, and to the extent any new restrictions are reinstituted. While our agreements with our carrier partners and Multifamily customers are multi-year contracts and are not generally affected by the COVID-19 pandemic, we have experienced an overall decrease in new customer sales and may continue to do so during the duration of the pandemic. Additionally, while our customers have paid our invoices as they become due, we cannot be certain they will continue to do so and while our suppliers have provided us with necessary goods and services required for us to operate our business, we cannot be certain they will not experience difficulties in continuing to do so. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact and altered economic behaviors, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and the pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health pandemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects may have a material adverse impact on our future results of operations.

A significant portion of our revenue is dependent on our relationships with our venue and network partners, and if these relationships are impaired or terminated, or if our partners do not perform as expected, our business and results of operations could be materially and adversely affected.

We depend on our relationships with venue partners, particularly key venue partners and military bases, in order to manage and operate DAS, tower, small cell, and Wi-Fi networks. These relationships generate a significant portion of our revenue and allow us to generate wholesale revenues and new retail customers. Our agreements with our venue partners, telecom operators, and wholesale customers are for defined periods and of varying durations. In order to maintain our relationships with venue partners, we may need to upgrade our networks or make other changes to our products and services we provide such venue partners, which would, in most cases, require significantly higher initial capital expenditures than we have historically incurred, and if we are unsuccessful, our relationships could be impaired. If our venue partners terminate or fail to renew these agreements, our ability to generate and retain wholesale and retail customers would be diminished, which might result in a significant disruption of our business and adversely affect our operating results. Further, any delays in our ability to complete the upgrade of our networks or build-out new networks can adversely affect our operating results.

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

We operate in a highly dynamic industry and our future quarterly operating results may fluctuate significantly, especially as a result of the COVID-19 pandemic. Our revenue and operating results may vary from quarter-to-quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts, the trading price of our common stock and Convertible Notes and the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes may be adversely affected.

Factors that contribute to fluctuations in our operating results from quarter-to-quarter include those described in this risk factor section including:

●	our gain or loss of a key venue partner, military partner, or wholesale partner;
●	the rate at which individuals adopt and continue to use our solutions;
●	the timing and success of new technology introductions by us or our competitors;
●	the number of air travel passengers;
●	the impacts of the COVID-19 pandemic;
●	the growing prevalence of free Wi-Fi models and our ability to adapt and compete with free Wi-Fi;
●	intellectual property disputes; and
●	general economic conditions in our domestic and foreign markets.

Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

A substantial portion of our business depends on the demand for our DAS, tower, and small cell networks, which is driven primarily by demand from our telecom customers and demand for data, and we may be adversely affected by any slowdown in such demand. A reduction in the amount or change in the mix of network investment by our telecom customers may materially and adversely affect our business (including reducing demand for tenant additions or network services).

Customer demand for our DAS, tower, and small cell networks depends on the mix of network investment by our telecom customers and the demand for data from end users. The willingness of our customers to utilize our systems, including DAS, tower, and small cell networks, or renew or extend existing contracts on our systems, is affected by numerous factors, including:

●	availability or capacity of our DAS, tower, and small cell networks;
●	location of our DAS, tower, and small cell networks;
●	financial condition of our customers, including their profitability and availability or cost of capital;
●	willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;
●	consumers’ and organizations’ demand for data;
●	need for integrated networks and organizations;
●	availability and cost of spectrum for commercial use;
●	increased use of network sharing, roaming, joint development, or resale agreements by our customers;
●	mergers or consolidations by and among our customers;
●	changes in, or success of, our customers’ business models;
●	governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;
●	cost of constructing our DAS, tower, and small cell networks;
●	our market competition;
●	technological changes, including those (1) affecting the number or type of communications infrastructure needed to provide data to a given geographic area or which may otherwise serve as a substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and
●	our ability to efficiently satisfy our customers’ service requirements.

A slowdown in demand for our DAS, tower, and small cell networks or data generally may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our DAS, tower, and small cell networks.

The amount, timing, and mix of our customers’ network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in customer network investment typically impact the demand for our DAS, tower, and small cell networks. As a result, changes in customer plans such as delays in the implementation of new systems, new and emerging technologies, or plans to expand coverage or capacity may reduce demand for our DAS, tower, and small cell networks. Furthermore, the industries in which our customers operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand (including demand for wireless connectivity) or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our customers or their industries, which may materially and adversely affect our business, including by reducing demand for DAS, tower, and small cell networks. Such an industry slowdown or a reduction in customer network investment may materially and adversely affect our business.

We may be unsuccessful in expanding into new venue types, which could harm the growth of our business, operating results and financial condition.

We are negotiating with existing and prospective partners to expand our managed and operated DAS, tower, small cell, and Wi-Fi network footprint in venue types where we historically have had only a limited presence. Expansion into these venue types, which may include shopping malls, stadiums, hospitals, retail stores and quick service restaurants, may require significantly higher initial capital expenditures than we have historically incurred. In contrast to Wi-Fi network build-outs at venues such as airports, where telecom operators typically pay the substantial expense of laying cable or fiber, we may be required to incur the initial capital expense of access points and related hardware and cabling at tens of thousands of quick serve restaurant locations and hundreds of shopping malls, hospitals, retail stores and stadium locations. Further, growth into these new venue types have been and may be negatively impacted by the COVID-19 pandemic as some of these venue types experience decreased traffic and demand. Additionally, in August 2018 we closed the acquisition of substantially all of the assets of Elauwit Networks, LLC (“Elauwit”) for our entrance into the multifamily venue type. We have minimal experience in servicing the multifamily venues and we may not be successful in growing and managing this business.

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

Our future success depends upon growing demand for wireless connected services. The demand for wireless connectivity may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. The continued demand for wireless connectivity services depends on the continued proliferation of smartphones, tablets and other wireless connection enabled devices. Our revenue is derived from the demand from consumers for internet connectivity, including our retail offerings, and from our wholesale partners attempting to provide consumers with greater connectivity. We may face challenges as we seek to increase the revenue generated from the usage on smartphones, tablets and other wireless connected devices.

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

We may not maintain our revenue.

Although our revenue has increased substantially over the last few years with the decline in 2020 driven primarily by the pandemic, we may not be able to maintain our revenue. We believe that our revenue will depend, among other factors, on successfully implementing our business strategies, including our ability to:

●	retain our existing partners and attract new partners;

●	develop new sources of revenue from our users and partners as revenue for products and services for older technologies continue to decline;
●	expand into new markets;
●	react to changes in the way individuals access and use the mobile Internet;
●	attract new users and keep existing subscribers actively using our services;
●	identify and integrate the acquisition of new businesses;
●	increase the awareness of our brand; and
●	provide our users with a superior experience, including customer support and payment experiences.

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

The market for commercial wireless infrastructure solutions is competitive and impacted by technological change, and we expect competition with our current and potential competitors to intensify in the future. Some of our competitors have taken steps or may decide to more aggressively compete against us, particularly in the market for venue build-outs of DAS, tower, small cell, and Wi-Fi solutions.

Our competitors, many of whom are also our partners, include a variety of telecom operators, network operators, and tower companies, including Verizon, AT&T, T-Mobile, Comcast, Charter, Altice and local operators. These and other competitors have developed or may develop technologies that compete directly with our solutions. Many of our competitors are substantially larger than we are and have substantially longer operating histories. We may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and personnel resources than we do. Some also have greater name and brand recognition and a larger base of subscribers or users than we have. In addition, our competitors may provide services that we generally do not, such as cellular, local exchange and long-distance services, voicemail and digital subscriber line. Users that desire these services may choose to also obtain mobile wireless connectivity services from a competitor that provides these additional services rather than from us.

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

Our business is impacted by travel and consumer spending, because users seek to access the mobile Internet while they are on-the-go, and because spending on Internet access is often a consumer discretionary spending decision. Factors that tend to negatively impact levels of travel include the impact of public health epidemics, such as COVID-19, high unemployment, high energy prices, low business and consumer confidence, the fear of terrorist attacks, war and other macroeconomic factors. Economic conditions that tend to negatively impact levels of discretionary consumer spending include high unemployment, high consumer debt, reductions in net worth, depressed real estate markets, increased taxation, high energy prices, high interest rates, low consumer confidence and other macroeconomic factors. If the current global economic growth is slower than expected, or if it weakens, our retail customer base, new retail customer acquisition and usage-based revenue could be materially harmed, and our results of operations would be adversely affected.

The regulation of Internet communications, products and services is currently uncertain, which poses risks for our business from changes in laws, regulations, and interpretation or enforcement of existing laws or regulations.

The current regulatory environment for Internet communications, products and services is uncertain. Many laws and regulations were adopted prior to the advent of the Internet and related technologies and often do not contemplate or address the specific issues associated with the Internet and related technologies. The scope of laws and regulations applicable to the Internet, including Net Neutrality, remains uncertain and is subject to statutory or interpretive change. We cannot be certain that we, our partners or our users are currently in compliance with regulatory or other legal requirements in the numerous countries in which our service is used. Our failure or the failure of our partners, users and others with whom we transact business, or to whom we license the Boingo solution, to comply with existing or future regulatory or other legal requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways.

We believe that the Boingo solution is on the forefront of wireless infrastructure connectivity, and therefore it may face greater regulatory scrutiny than other communications products and services. We enter into various exclusive agreements for our DAS, tower, and small cell services with venues such as airports, transportation hubs, stadiums/arenas, universities, convention centers, and office campuses. Recently, there has been action and commentary within the Federal Communications Commission that is adverse to exclusive access arrangements for DAS and other exclusive arrangements. If the FCC continues to move forward on regulations that are adverse to our exclusive DAS, tower, and small cell arrangements or our other exclusive arrangements, our business, revenues and profits could be significantly harmed. Further, we cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, other current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions we have taken or may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements, and impose penalties, or we may need to make changes to the Boingo solution, which could be costly and difficult. Any of these events would adversely affect our operating results and business.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, business development and marketing personnel, especially personnel that has experience in our business and industry. We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees, and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. Moreover, the cost of living in the Los Angeles area, where our corporate headquarters is located, has been an impediment in the past to attracting new employees. While this impediment has decreased due to our remote workforce, to the extent we transition back to an in-person workforce in Los Angeles, we may experience difficulty in hiring personnel. If we fail to attract, integrate and retain the necessary personnel, we may not be able to grow effectively, and our business could suffer significantly.

Our business depends on strong brands, and if we do not cost effectively develop, maintain and enhance our brand, our financial condition and operating results could be harmed.

We believe that the Boingo brand is a critical part of our business and that developing and maintaining awareness of our brand is important to achieving widespread acceptance of the Boingo solution and is an important element in attracting and retaining customers and partners. We continue to seek new ways to promote our brand through our managed and operated hotspots. We intend to enhance our brand through low cost co-marketing arrangements with our partners and through periodic promotional and sponsorship activities and by continuing to leverage the reach of social media to interact with our customers. In order to maintain strong relationships with our venue and network partners, we may have to reduce the visibility of the Boingo brand or make other decisions that do not promote and maintain the Boingo brand, such as our custom branding alternatives that we offer to wholesale clients. If we fail to promote and maintain the Boingo brand, or if we incur significant expenses to promote the brand and are still unsuccessful in maintaining a strong brand, our financial condition and operating results could be harmed.

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

Many venues offer free mobile Wi-Fi as an incentive or value-added benefit to their customers. Free Wi-Fi may reduce retail customer demand for our services and put downward pressure on the prices we charge our retail customers. In addition, telecom operators may offer free mobile Wi-Fi as part of a home broadband or other service contract, which also may force down the prices we charge our retail customers. If we are unable to effectively offset this downward pressure on our prices by being a Wi-Fi service provider or sufficiently grow our DAS, tower, and small cell business, or if we are unable to acquire and retain retail customers, we will have lower profit margins and our operating results and financial condition may be adversely impacted.

We rely on third party customer support service providers for the majority of our customer support calls. If these service providers experience operational difficulties or disruptions, our business could be adversely affected.

We depend on third party customer support service providers to handle most of our routine Multifamily, Military and Legacy retail customer support cases. While we maintain limited customer support operations through a largely remote workforce, if our relationships with our customer support service providers terminate unexpectedly, or if our customer service teams experience operational difficulties, we may not be able to respond to customer support calls in a timely manner and the quality of our customer service would be adversely affected. This could harm our reputation and brand image and make it difficult for us to attract and retain users. In addition, the loss of our customer support service providers would require us to identify and contract with alternative sources, which could prove time-consuming and expensive.

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

Risks Related to our Software, Data Protection and Cybersecurity

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

Network and information systems technologies are critical to our operating activities, both for our internal uses and supplying services to our customers. Network or information system shutdowns or other service failure disruptions, such as access point failure at one of our managed and operated wireless infrastructure networks or a backhaul disruption, caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber-attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber-attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventive measures. While from time-to-time attempts have been made to access our network, these attempts have not yet resulted in any material release of information, degradation or disruption to our network and information systems. We maintain cyber liability insurance; however, this insurance may be insufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.

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

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. While we have not been specifically targeted, similar companies have been subject to patent lawsuits. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. We may be subject to third party claims in the future. The costs of supporting these litigations and disputes are considerable, and there can be no assurance that a favorable outcome will be obtained. We may be required to settle these litigations and disputes on terms that are unfavorable to us, given the complex technical issues and inherent uncertainties in intellectual property litigation. Claims that the Boingo solution infringes third party intellectual property rights, regardless of their merit or resolution, could also divert the efforts and attention of our management and technical personnel. The terms of any settlements or judgments may require us to:

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

Our business depends on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We own patents in the United States, Japan and China. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent the use or misappropriation of our proprietary information or infringement of our intellectual property rights. Our ability to police the use, misappropriation or infringement of our intellectual property is uncertain, particularly in countries other than the United States. Moreover, the rights granted under any issued patents may not provide us with complete proprietary protection or any competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies on their own now or in the future. Protecting against the unauthorized use of our solutions, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors can dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, if the protection of our proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

Further, in connection with the Merger, holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “indenture”) and which includes the Merger) before the maturity date at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay cash with respect to Convertible Notes being converted.

The conditional conversion feature of the Convertible Notes, if triggered, could adversely affect our financial condition and operating results.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate.

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

Effective January 1, 2021, the Company expects to adopt the provisions of Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. Adoption of ASU 2020-06 under the modified retrospective method will result in the following: (i) reclassification of the equity component of our Convertible Notes related to the cash conversion feature to a liability thereby eliminating the debt discount; (ii) reclassification of debt issuance costs for the equity component of our Convertible Notes to a liability; (iii) adjustment of the amount of interest expense capitalized as part of our property and equipment; and (iv) calculation of the dilutive effect of the Convertible Notes on our diluted EPS using the if-converted method. The adoption of ASU 2020-06 is expected to have a material impact on our consolidated financial statements. Refer to Footnote 2 in the notes to our consolidated financial statements for further discussion.

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

Any conversion of the Convertible Notes, if triggered, would dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes, if triggered, would dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes are currently convertible and may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

Fluctuations in market price and volume are particularly common among securities of technology companies. As a result, you may be unable to sell your shares of common stock at or above the price you paid. The market price of our common stock and trading price of our Convertible Notes may fluctuate significantly in response to the factors described in this risk factor section as well as the following factors, among others, many of which are beyond our control:

●	whether the Merger is consummated;
●	the status of relationships with our venue partner or the military;
●	decrease in demand for our DAS, tower, and small cell networks;
●	general market conditions;
●	the impact of COVID-19;
●	domestic and international economic factors unrelated to our performance;
●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in or failure to meet publicly disclosed expectations as to our future financial performance;
●	changes in the regulatory environment related to our business, including exclusive arrangements;
●	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
●	changes in market valuations or earnings of similar companies;
●	developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;
●	failure to complete significant sales;
●	any future sales of our common stock or other securities; and
●	additions or departures of key personnel.

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

If we fail to comply with the rules of Section 404 of the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our financial results may be adversely affected and we may be subject to sanctions by regulatory authorities and our stock price and the trading price of our Convertible Notes could decline.

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

We are authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2020, there were approximately 44,631,000 shares of our common stock issued and outstanding and no shares of preferred stock outstanding. In addition, as of December 31, 2020, we had approximately 951,000 unvested restricted stock units, approximately 109,000 exercisable stock options, approximately 1,382,000 shares available for grant under the 2011 Plan, and approximately 4,756,000 shares subject to conversion under the Convertible Notes.

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

As of December 31, 2020, our accumulated deficit was $158.1 million. We generated a net loss for the year ended December 31, 2020 and we are also currently investing in our future growth through expanding our network and buildouts, investing in our software, and consideration of future business acquisitions. As a result, we will incur higher depreciation and other operating expenses, as well as potential acquisition costs, that may negatively impact our ability to achieve profitability in future periods unless and until these growth efforts generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial condition may also impact our ability to achieve profitability if we generate insufficient revenue to offset the increased costs. In addition, costs associated with the acquisition and integration of any acquired companies may also negatively impact our ability to achieve profitability. For example, in August 2018 we closed the acquisition of substantially all of the assets of Elauwit and our integration costs may negatively impact our ability to achieve profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or increase profitability.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the Public Company Accounting Oversight Board (“PCAOB”), the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations, including the impact of the adoption of ASU 2020-06 under the modified retrospective method for the accounting for the Convertible Notes effective January 1, 2021, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before or after the announcement of a change. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. A discussion of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in Footnote 2 in the notes to our consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Los Angeles, California. We lease additional office space throughout the U.S., including Columbia, South Carolina for our Multifamily business, and internationally.

Item 3. Legal Proceedings

From time to time, we may be involved in or subject to claims, suits, investigations and proceedings arising out of the normal course of business. A Brazilian company filed suit in Brazil claiming damages at one of our venues after we replaced them as the service provider for the provision of fixed telecom services at the venue. During the year ended December 31, 2020, we accrued and paid $1.1 million for the losses that have been incurred, which have been recorded as selling, general and administrative expenses in the consolidated statements of operations. We are not currently a party to any other litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “WIFI.”

Registered Stockholders

As of February 16, 2021, there were 22 stockholders of record of our common stock. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

We did not sell any equity securities not registered under the Securities Act during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

On July 30, 2019, the Company authorized a stock repurchase program under which we may repurchase up to $20,000,000 of our outstanding shares of common stock through July 31, 2020. Under the program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934. The extent to which we may repurchase the Company’s shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management. The repurchase program may be extended, suspended or discontinued at any time. The Company did not repurchase any of our common stock during 2020 and the stock repurchase program expired on July 31, 2020.

Performance Measurement Comparison

The following performance graph shows the total stockholder return of an investment of $100 in cash made on December 31, 2015 in each of (i) our common stock, (ii) a broad equity market index, the securities comprising the Nasdaq Composite Index, and (iii) issuers with similar market capitalizations, the securities comprising the Russell 2000 index.

The performance graph assumes that $100 was invested on December 31, 2015 in our common stock and in each index, and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 60 MONTHS CUMULATIVE TOTAL RETURN*

Among Boingo Wireless, Inc., The Nasdaq Composite Index and The Russell 2000 Index**

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Nasdaq Composite Index	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
Russell 2000 Index	$100.00	$119.48	$135.18	$118.72	$146.89	$173.86
Boingo	$100.00	$184.14	$339.88	$310.73	$165.41	$192.15

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

ITEM 6. SELECTED FINANCIAL DATA

On November 19, 2020, the Securities and Exchange Commission adopted amendments that will modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K, including eliminating Item 301 (Selected Financial Data). The final rules were effective February 10, 2021. The Company has adopted the amendments in this Annual Report on Form 10-K. Item 6 is therefore not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and accompanying notes included elsewhere in this filing. This discussion contains forward-looking statements, based on current expectations and related to our plans, estimates, beliefs and anticipated future financial performance. These statements involve risks and uncertainties and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this filing.

Overview

We believe we are the leading global provider of neutral host commercial mobile Wi-Fi Internet solutions and indoor DAS services in the world. Our software applications and solutions enable individuals to access our extensive global Wi-Fi networks. We operate 74 DAS networks containing approximately 41,200 nodes. Our offerings provide compelling cost and performance advantages to our customers and partners.

Revenue decreased 10.0% from $263.8 million in 2019 to $237.4 million in 2020. Our net loss attributable to common stockholders increased from $10.3 million in 2019 to $17.1 million in 2020. Adjusted EBITDA increased from $82.6 million in 2019 to $83.5 million in 2020, an increase of 1.0%. For a discussion of Adjusted EBITDA and a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA, see “Adjusted EBITDA” section in this Item 7.

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

Merger

On February 26, 2021, we entered into the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into our Company, with our Company surviving the Merger as a wholly owned subsidiary of Parent.

Under the terms of the agreement, our stockholders will receive $14.00 in cash for each share of common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to customary closing conditions, including the approval of the transaction by our stockholders at a special meeting of stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. Following a 25-business day go-shop period, we are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals. For a summary of the transaction, please refer to Note 22—Subsequent Events in our consolidated financial statements of this Annual Report and to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021.

Impact of COVID-19 on Our Business

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic (“COVID-19”). In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel and business operations, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We initially experienced some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. As the pandemic continues, we have seen some improvements in passenger traffic at our managed and operated venue locations and remain hopeful that this trend will continue. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in new customer sales due to COVID-19.

Certain states, including California, issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. While some restrictions have been lifted in certain states, many restrictions continue to remain in place and some restrictions that have previously been lifted have been reinstituted. We transitioned our corporate employees to a work from home model and our employees have continued to efficiently perform their functions throughout the pandemic. While we are unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

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

Revenue Recognition

We generate revenue from several sources including: (i) telecom operators under long-term contracts for access to our DAS, macro tower, small cell, and Wi-Fi networks at our managed and operated locations, (ii) military and retail customers under subscription plans for month-to-month network access that automatically renew, and military and retail single-use access from sales of hourly, daily or other single-use access plans, (iii) arrangements with property owners for multifamily properties that provide for network installation and monthly Wi-Fi services and support for residents and employees or network-as-a-service (“NaaS”), (iv) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (v) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied. Contracts entered into at or near the same time with the same customer are combined and accounted for as a single contract if the contracts have a single commercial objective, the amount of consideration is dependent on the price or performance of the other contract, or the services promised in the contracts are a single performance obligation. Contract amendments are routine in the performance of our DAS, tower, small cell, wholesale Wi-Fi, and advertising contracts. Contracts are often amended to account for changes in contract specifications or requirements to expand network access services. In most instances, our DAS, tower, small cell, and wholesale Wi-Fi contract amendments are for additional goods or services that are distinct, and the contract price increases by an amount that reflects the standalone selling price of the additional goods or services; therefore, such contract amendments are accounted for as separate contracts. Contract amendments for our advertising contracts are also generally for additional goods or services that are distinct; however, the contract price does not increase by an amount that reflects the standalone selling price of the additional goods or services. Advertising contract amendments are therefore generally accounted for as contract modifications under the prospective method. Contract amendments to transaction prices with no change in remaining services are accounted for as contract modifications under the cumulative catch-up method.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided. We generally recognize revenue on a gross basis as we are primarily responsible for fulfilling the promises to provide the specified goods or services, we are responsible for paying all costs related to the goods or services before they have been transferred to the customer, and we have discretion in establishing prices for the specified goods or services. Revenue is presented net of any sales and value added taxes.

Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days for non-recurring payments, the first day of the monthly or quarterly billing cycle for recurring payments for DAS, tower, small cell, and wholesale Wi-Fi contracts, and the first day of the month prior to the month that services are provided for Multifamily contracts. We apply a practical expedient for purposes of determining whether a significant financing component may exist for our contracts if, at contract inception, we expect that the period between when we transfer the promised good or service to the customer and when the customer pays for that good or service will be one year or less. In instances where the customer pays for a good or service one year or more in advance of the period when we transfer the promised good or service to the customer, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is not to receive financing from our customers or to provide customers with financing but rather to maximize our profitability on the customer contract. Specifically, inclusion of non-refundable upfront fees in our long-term customer contracts increase the likelihood that the customer will be committed through the end of the contractual term and ensures recoverability of the capital outlay that we incur in expectation of the customer fulfilling its contractual obligations. We may also provide service credits to our customers if we fail to meet contractual monthly system uptime requirements and we account for the variable consideration related to these service credits using the most likely amount method.

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

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS, Multifamily, and Legacy wholesale Wi-Fi contracts in our consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our Legacy wholesale Wi-Fi contracts and Multifamily network-as-a-service (“NaaS”) contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing. Our Multifamily network construction, service and support contracts can be presented as either contract liabilities or contract assets primarily as a result of timing of invoicing for the network installations.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the years ended December 31, 2020 and 2019 and are included in prepaid expenses and other current assets and non-current other assets on our consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

Carrier services

DAS, towers, and small cells

We enter into long-term contracts with telecom operators for access to our DAS, tower, and small cell networks at our managed and operated locations. The initial term of our DAS, tower, and small cell contracts with telecom operators can range up to 20 years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our DAS, tower, and small cell customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS, tower, and small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We apply significant judgment in determining whether the customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation. We believe that a material right generally does not exist for our DAS, tower, and small cell customer contracts that contain renewal options because the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS, tower, and small cell service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain such exclusive DAS, tower, and small cell service provider. Our contracts also provide our DAS, tower, and small cell customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services depends entirely on the market rate of such services at the time such services are requested, and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal. Periodically, we install and sell DAS, tower, and small cell networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks, and we recognize build-out fees for such projects as revenue when the installation work is completed and the network has been accepted by the customer or using a cost-to-cost method over the network installation period depending on when control is transferred to the customer.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access, maintenance, and other fees. The upfront build-out fee is generally structured as a firm-fixed price or cost-plus arrangement and becomes payable as certain contract and/or construction milestones are achieved. Our DAS, tower, and small cell networks are generally neutral host networks that can accommodate multiple telecom operators. Some of our DAS customer contracts provide for credits that may be issued to existing telecom operators for additional telecom operators subsequently joining the DAS network. The credits are generally based upon a fixed dollar amount per additional telecom operator, a fixed percentage amount of the original build-out fee paid by the telecom operator per additional telecom operator, or a proportionate share based upon the split among the relevant number of telecom operators for the actual costs incurred by all telecom operators to construct the DAS network. In most cases, there is significant uncertainty on whether additional telecom operator contracts will be executed at inception of the contract with the existing telecom operator. We believe that the upfront build-out fee is fixed consideration once the build-out is complete and any subsequent credits that may be issued would be accounted for in a manner similar to a contract modification under the prospective method because (i) the execution of customer contracts with additional telecom carriers is at our sole election and (ii) we would not execute agreements with additional telecom carriers if it would not increase our revenues and gross profits at the venue level. Further, the credits issued to the existing telecom operator changes the transaction price on a go-forward basis, which corresponds with the decline in service levels for the existing telecom operator once the neutral host DAS network can be accessed by the additional telecom operator. The recurring access, maintenance, and other fees generally escalate on an annual basis. The recurring fees are variable consideration until the contract term and annual escalation dates are fixed. We estimate the variable consideration for our recurring fees using the most likely amount method based on the expected commencement date for the services. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations.

We generally recognize revenue related to our single performance obligation for our DAS, tower, and small cell customer contracts monthly over the contract term once the customer may access the DAS, tower, and small cell network and we commence maintenance on the DAS, tower, and small cell network.

Wi-Fi offload

We enter into contracts with telecom operators to move traffic from their licensed cellular networks onto our Wi-Fi networks at our managed and operated locations. Our offload contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide telecom operators’ end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure includes recurring fees that are accounted for as fixed consideration. We generally recognize revenue related to our single performance obligation for our offload customer contract monthly over the contract term once services have launched.

Military

Retail

Military retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign up for our subscription or single-use Wi-Fi network access services. Our Military retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi services, together with performance of standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi network. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our Military retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is cancellable within 5 days’ notice prior to the end of the then current term by either party.

The contract transaction price is determined based on the subscription or single-use plan selected by the customer. Our Military retail service plans are for fixed price services as described on our website. From time to time, we offer promotional discounts that result in an immediate reduction in the price paid by the customer. Subscription fees from Military retail customers are paid monthly in advance. We provide refunds for our Military retail services on a case-by-case basis. Refunds and credit card chargeback amounts are not significant and are recorded as contra-revenue in the period the refunds are made, or chargebacks are received.

Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from Military retail single-use access is recognized when access is provided, and the performance obligation is satisfied.

Bulk services

We enter into short-term and long-term contracts with the U.S. government to provide network installation services and Wi-Fi services at specified locations on military bases on a bulk basis. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Our Military bulk services customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide military personnel with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We apply significant judgment in determining whether the customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation. We believe that a material right generally exists for our Military bulk services customer contracts that contain renewal options because of our successful history of renewing our contracts with the U.S. government.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access fees. The upfront build-out fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or construction milestones are achieved. The recurring fees may include escalations and are variable consideration until the contract term becomes fixed. We generally recognize revenue related to our single performance obligation for our Military bulk services customer contract monthly on a straight-line basis, where applicable, over the contract term once the customer has accepted the network installation services, where applicable, and services have launched.

Private networks and emerging technologies

Our customer contracts for private networks and emerging technologies generally contain two performance obligations: (i) install the network required to provide licensed, unlicensed, and shared spectrum services; and (ii) provide management services for those installed networks. Our contracts may also provide our customers with the option to renew the agreement. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract.

Our contract fee structure generally includes a network installation fee and recurring service fees. The network installation fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or installation milestones are achieved. Title to the equipment is generally owned by the customer once it is delivered and/or installed. We generally recognize revenue related to our network installation performance obligation using a cost-to-cost method over the network installation period.

The recurring fees commence once the network is launched with recurring fees generally based upon a fixed fee that may include annual escalations. We recognize revenue related to the recurring fees on a monthly basis over the contract term as the services are rendered and the performance obligation is satisfied.

Multifamily

We enter into long-term contracts with property owners for the installation of developer-owned or Boingo-owned Wi-Fi networks and the provision of recurring Wi-Fi services and technical support once the Wi-Fi networks are constructed. The initial term of our contracts with property owners can range up to ten years and the contracts may contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, which is the period during which we have present and enforceable rights and obligations.

Developer-owned networks

Our customer contracts for developer-owned Wi-Fi networks that we construct and provide service and support for generally contain two performance obligations: (i) install the network required to provide Wi-Fi services; and (ii) provide Wi-Fi services and technical support to the residents and employees. Our contracts may also provide our property owners with the option to renew the agreement. We do not consider this option to provide the property owner with a material right that should be accounted for as a separate performance obligation because the property owner would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

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

Boingo-owned networks / NaaS

Our customer contracts for Boingo-owned Wi-Fi networks are generally structured as NaaS arrangements for the provision of Wi-Fi services and technical support for residents and employees at the property as our Boingo-owned Wi-Fi networks may be used by other retail and wholesale Wi-Fi customers. Our NaaS contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide residents and employees of the property with access to the high-speed broadband network that may be bundled together with technical support services and/or performance of standard network maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes recurring fees that generally escalate on an annual basis that are accounted for as fixed consideration. We generally recognize revenue related to our single performance obligation for our NaaS contracts monthly on a straight-line basis, where applicable, over the contract term once services have launched.

Legacy

Comes with Boingo and Wholesale Wi-Fi

We enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. We enter also into long-term contracts with enterprise customers such as cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. The initial term of our contracts with Comes with Boingo and wholesale Wi-Fi customers generally range up to five years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our Comes with Boingo and wholesale Wi-Fi customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers’ end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

Our contract fee structure may include varying components of a minimum fee and usage-based fees. Minimum fees represent fixed price consideration while usage-based fees represent variable consideration. With respect to variable consideration, our commitment to our Comes with Boingo and wholesale Wi-Fi customers consists of providing continuous access to the network. It is therefore a single performance obligation to stand ready to perform and we allocate the variable fees charged for usage when we have the contractual right to bill. The variable component of revenue is recognized based on the actual usage during the period.

Comes with Boingo and wholesale Wi-Fi revenue is recognized as it is earned over the relevant contract term with variable consideration recognized when we have the contractual right to bill.

Retail

Revenue recognition for our Legacy retail customers is the same as for our Military retail customers. Refer to the Military retail section for further information.

Tenant services

We offer our venue partners and their tenants the ability to implement a turnkey Wi-Fi solution through a Wi-Fi network infrastructure that we install, manage and operate. Our turnkey solutions for our venue partners include a variety of service models that are supported through a mix of wholesale Wi-Fi, retail and advertising revenue. Our managed services and tenant services contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide end customers with access to the high-speed broadband network that may be bundled together with support services and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure may include varying components of an upfront build-out fee and recurring access fees. The upfront build-out fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or construction milestones are achieved. The recurring fees may include escalations and are variable consideration until the contract term becomes fixed. We generally recognize revenue related to our single performance obligation for our managed services and tenant services customer contract monthly on a straight-line basis, where applicable, over the contract term once the customer has accepted the network installation services, where applicable, and services have launched. Periodically, we install and sell Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks, and we recognize build-out fees for such projects as revenue when the installation work is completed and the network has been accepted by the customer or using a cost-to-cost method over the network installation period depending on when control is transferred to the customer.

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

In October 2020, we completed our restructuring activities, which were initiated in December 2019. Prior to the completion of the restructuring activities, we had one reporting unit. We currently have five reporting units: (i) carrier services for the provision of wireless and cellular services to our wireless customers (“Carrier Services”); (ii) military for the provision of wireless services on military bases (“Military”); (iii) private networks and emerging technologies for the provision of licensed, unlicensed, and shared spectrum services for our venue partners and non-telecom customers (“Private Networks and Emerging Technologies”); (iv) multifamily for the provision of wireless services for our multifamily property owners (“Multifamily”); and (v) legacy for the provision of our other services such as retail, advertising, and wholesale Wi-Fi services to enterprise customers (“Legacy”). In October 2020, we reallocated our goodwill to the five reporting units using the relative fair value approach. On October 31, 2020, we tested our goodwill for impairment using an income-based approach and no impairment was identified as the fair value of our five reporting units were substantially in excess of their carrying amounts. On December 31, 2020, we tested our goodwill for impairment using a qualitative assessment and no impairment was identified.

Measuring Recoverability of Long-Lived Assets

Our long-lived assets are depreciated and amortized over the estimated useful lives of the related asset type using the straight-line method. The estimated useful lives for property and equipment are as follows:

Software	2 to 5 years
Computer equipment	3 to 5 years
Furniture, fixtures and office equipment	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 2 to 25 years

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

	December 31,
	2020	2019

	(in thousands)
DAS nodes	41.2	38.1
Subscribers—military	128	133

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

Subscribers—military. These metrics represent the number of paying customers who are on a month-to-month subscription plan at a given period end. Military subscribers are generally expected to increase when we deploy our service on new military bases. We also expect to see modest increases in Military subscribers as we increase signups for new customers on existing military bases through targeted marketing and by continuing to build the Boingo brand in the Military vertical. Military subscribers are also impacted by the overall number of active military personnel living in base barracks, military troop movements and training schedules.

Key Components of our Results of Operations

Revenue

Our revenue is generated from our Carrier Services, Military, Private Networks and Emerging Technologies, Multifamily, and Legacy businesses.

Carrier services. We generate revenue from telecom operator partners that pay us network build-out fees, inclusive of network upgrades, and access fees for our DAS, tower, and small cell networks. We also generate revenue from telecom operator partners that pay us to move traffic from their licensed cellular networks onto our Wi-Fi networks at our managed and operated locations.

Military. We generate revenue from sales to Military retail individuals of month-to-month network access subscriptions that automatically renew and hourly, daily or other single-use access, primarily through charge card transactions. We also generate revenue from the U.S. government for network installation services and Wi-Fi services at specified locations on military bases on a bulk basis.

Private networks and emerging technologies. We generate revenue from venue owners and non-telecom operator partners that pay us network build-out fees and professional, management, and data service fees.

Multifamily. We generate Multifamily revenue from property owners who pay us a recurring monthly fee for Wi-Fi services including building and maintaining the network that supports these services and providing support for residents and employees of the properties.

Legacy. We generate revenue from wholesale Wi-Fi partners that license our software and pay usage-based monthly network access fees to allow their customers to access our global Wi-Fi network. Usage-based network access fees may be measured in minutes, connects, megabytes or gigabytes, and in most cases are subject to minimum volume commitments. Other wholesale Wi-Fi partners pay us monthly fees to provide a Wi-Fi infrastructure that we install, manage and operate at their venues for their customers under a service provider arrangement. We also generate revenue from sales to Legacy retail individuals of month-to-month network access subscriptions that automatically renew and hourly, daily or other single-use access, primarily through charge card transactions, advertisers that seek to reach visitors to our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs and at locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs, and partners in certain venues where we manage and operate the Wi-Fi network.

In April 2020, T-Mobile US Inc. announced that it had officially completed its merger with Sprint Corporation to create the New T-Mobile (collectively, “T-Mobile”). For the years ended December 31, 2020 and 2019, entities affiliated with T-Mobile accounted for 21% and 20%, respectively, of total revenue. For the years ended December 31, 2020 and 2019, entities affiliated with AT&T Inc. accounted for 13% and 12%, respectively, of total revenue. For the years ended December 31, 2020 and 2019, entities affiliated with Verizon Communications Inc. accounted for 11% and 11%, respectively, of total revenue. The loss of these groups and the customers could have a material adverse impact on our consolidated statements of operations.

Cost of Sales

Cost of sales consist of revenue share payments to venue owners where our managed and operated hotspots are located, usage-based fees to our roaming network partners for access to their networks, depreciation of equipment related to network build-out projects in our managed and operated locations, sale of equipment, bandwidth and other Internet connectivity expenses in our managed and operated locations, and network installation, service and support costs for our Multifamily properties.

Selling, General and Administrative Expenses

Selling, general and administrative costs consist of costs related to our customer service department and our customer service provider that handles customer care inquiries; operations staff and network operations contractors who design, build, monitor and maintain our networks; product development and engineering departments, developers and our information systems services staff; business development and marketing employees and executives; executive, finance and accounting, legal and human resources personnel; depreciation of our equipment and internal-use software; cloud computing arrangements; software and hardware maintenance fees; travel and entertainment; marketing programs; legal, accounting, tax and other professional service fees; and other corporate expenses such as charge card processing fees and bad debt expense. Personnel costs include salaries, bonuses, stock-based compensation and employee benefits.

Amortization of Intangible Assets

Amortization of intangible assets consists primarily of acquired venue contracts, backlog, customer and partnership relationships, non-compete agreements, technology, and patents and trademarks.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount primarily consists of interest expense and amortization of debt discount and debt issuance costs, net of amounts capitalized.

Interest Income and Other Expense, Net

Interest income and other expense, net, primarily consists of interest income offset by other income (expense), net.

Income Tax (Expense) Benefit

We established a full valuation allowance as a result of our assessment that it was more likely than not that certain federal and state deferred tax assets would not be realized, and we have continued to maintain the full valuation allowance as of December 31, 2020 and 2019.

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

Results of Operations

In December 2019, the Company approved and adopted a plan to restructure the Company’s business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. We completed our restructuring activities in October 2020. Restructuring charges, which were comprised of employee severance and benefits expense, recorded in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019 were $2.3 million. Prior to the completion of the restructuring activities, we operated as one reportable segment— a service provider of wireless connectivity solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones, tablets and other wireless-enabled consumer devices. This single segment was consistent with the internal organizational structure and the manner in which operations were reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

We currently have five reportable and operating segments: (i) carrier services for the provision of wireless and cellular services to our wireless customers (“Carrier Services”); (ii) military for the provision of wireless services on military bases (“Military”); (iii) private networks and emerging technologies for the provision of licensed, unlicensed, and shared spectrum services for our venue partners and non-telecom customers (“Private Networks and Emerging Technologies”); (iv) multifamily for the provision of wireless services for our multifamily property owners (“Multifamily”); and (v) legacy for the provision of our other services such as retail, advertising, and wholesale Wi-Fi services to enterprise customers (“Legacy”). Prior period segment results have been recast to conform to the current presentation.

We evaluate reportable and operating segment performance based on revenues and income (loss) from operations. The income (loss) from operations of each of the reportable and operating segments include only those costs which are specifically related to each reportable and operating segment, which consist primarily of cost of sales, sales and marketing, depreciation, and the direct costs of employees within those reportable and operating segments. We do not allocate corporate overhead costs or non-operating income and expenses to reportable and operating segments, which include unallocable overhead costs associated with our corporate offices, certain executive compensation including stock compensation, costs related to our accounting, finance, legal, engineering, marketing, and human resources departments, among others.

The following tables set forth our results of operations for the specified periods.

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$237,416	$263,790	$250,821
Cost of sales	114,784	119,613	113,572
Gross profit	122,632	144,177	137,249
Selling, general and administrative expenses	127,461	143,310	136,536
Amortization of intangible assets	4,288	4,571	3,710
Loss from operations	(9,117)	(3,704)	(2,997)
Interest expense and amortization of debt discount	(9,004)	(8,618)	(2,400)
Interest income and other expense, net	538	2,017	513
Loss before income taxes	(17,583)	(10,305)	(4,884)
Income tax (expense) benefit	(157)	28	5,153
Net (loss) income	(17,740)	(10,277)	269
Net (loss) income attributable to non-controlling interests	(647)	19	1,489
Net loss attributable to common stockholders	$(17,093)	$(10,296)	$(1,220)
Depreciation and amortization expense included in the above line items:
Depreciation and amortization expense	$78,313	$70,862	$78,837
Stock‑based compensation expense included in the above line items:
Stock-based compensation expense	$7,606	$8,596	$12,268

Depreciation and amortization expense

Depreciation and amortization of property and equipment increased $7.5 million, or 10.5%, in 2020, as compared to 2019, primarily as a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2019 and 2020. Depreciation and amortization of property and equipment decreased $8.0 million, or 10.1%, in 2019, as compared to 2018, primarily due to a decrease in depreciation expense related to certain DAS build-out projects that were depreciated over a longer estimated useful life resulting from the successful extension of certain venue agreements, which was partially offset by depreciation expense for new DAS build-out projects that were completed and launched in 2018 and 2019.

Stock-based compensation expense

Stock-based compensation expense decreased $1.0 million, or 11.5%, in 2020, as compared to 2019. During the year ended December 31, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $0.5 million. The impact of these out-of-period adjustments is not considered material individually and in the aggregate, to any of the current or prior annual periods. The remaining decrease is primarily attributable to decrease in the Company’s headcount resulting from the restructuring plan that was adopted in December 2019.

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

We issue RSUs that vest over a specified service period. We also issue performance based RSUs to executive personnel. We recognize stock-based compensation expense for performance-based RSUs when we believe that it is probable that the performance objectives will be met and based on the expected achievement levels. In 2020 and 2019, we capitalized $0.6 million and $0.9 million, respectively, of stock-based compensation expense.

At December 31, 2020, the total remaining stock-based compensation expense for unvested RSU awards is approximately $9.9 million, which is expected to be recognized over a weighted average period of 1.7 years.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods.

	Year Ended December 31,
	2020	2019	2018

	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of sales	48.3	45.3	45.3
Gross profit	51.7	54.7	54.7
Selling, general and administrative expenses	53.7	54.3	54.4
Amortization of intangible assets	1.8	1.7	1.5
Loss from operations	(3.8)	(1.4)	(1.2)
Interest expense and amortization of debt discount	(3.8)	(3.3)	(1.0)
Interest income and other expense, net	0.2	0.8	0.2
Loss before income taxes	(7.4)	(3.9)	(1.9)
Income tax (expense) benefit	(0.1)	0.0	2.1
Net (loss) income	(7.5)	(3.9)	0.1
Net (loss) income attributable to non-controlling interests	(0.3)	0.0	0.6
Net loss attributable to common stockholders	(7.2)%	(3.9)%	(0.5)%

Years ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Revenue:
Carrier services	$107,746	$115,806	$(8,060)	(7.0)
Military	76,753	74,911	1,842	2.5
Multifamily	21,567	25,008	(3,441)	(13.8)
Legacy	29,134	46,058	(16,924)	(36.7)
Private networks and emerging technologies	2,216	2,007	209	10.4
Total revenue	$237,416	$263,790	$(26,374)	(10.0)
Key business metrics:
DAS nodes	41.2	38.1	3.1	8.1
Subscribers—military	128	133	(5)	(3.8)

Carrier services. Carrier Services revenue decreased $8.1 million, or 7.0%, in 2020, as compared to 2019, due to a $4.9 million decrease in build-out revenues primarily due to the successful renewal of certain of our customer contracts resulting in the reamortization of the remaining deferred build revenue over a longer contract term in 2019 and a $3.2 million decrease in access fees from our telecom operators. Build-out revenues for the year ended December 31, 2020 includes $4.3 million of short-term build projects that included the sales of equipment that was completed during this period. Access fees in 2019 included $4.8 million of one-time access fees.

Military. Military revenue increased $1.8 million, or 2.5%, in 2020, as compared to 2019, primarily due to a $2.5 million increase in bulk services sold to the military. The increase was partially offset by a $0.7 million decrease in military retail revenue, which was driven primarily by the decrease in military subscribers partially offset by a 3.4% increase in the average monthly revenue per military subscriber in 2020 compared to 2019.

Multifamily. Multifamily revenue decreased $3.4 million, or 13.8%, in 2020, as compared to 2019, primarily due to a $3.3 million decrease in network installation revenues resulting from a decrease in the number of properties under construction.

Legacy. Legacy revenue decreased $16.9 million, or 36.7%, in 2020, as compared to 2019, primarily due to a $6.2 million decrease in partner usage based fees, a $5.5 million decrease in retail revenue primarily due to a decrease in retail subscribers, a $4.1 million decrease in advertising sales at our managed and operated locations primarily due to a decline in the number of premium ad units sold, and a $2.4 million decrease in fees earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage, and operate at their venues. The decreases in retail and advertising revenue have been exacerbated by the significant declines in venue traffic due to COVID-19. These decreases were partially offset by a $1.6 million increase in private services revenue.

Private networks and emerging technologies. Private networks and emerging technologies revenue increased $0.2 million, or 10.4%, in 2020, as compared to 2019, due to $0.2 million of short-term build projects for non-telecom operators that included the sales of equipment that was completed during this period.

Cost of Sales and Gross Profit

	Year Ended December 31,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Cost of sales:
Carrier services	$67,867	$64,340	$3,527	5.5
Military	18,252	18,299	(47)	(0.3)
Multifamily	15,756	19,569	(3,813)	(19.5)
Legacy	12,385	17,361	(4,976)	(28.7)
Private networks and emerging technologies	524	44	480	1,090.9
Total cost of sales	$114,784	$119,613	$(4,829)	(4.0)

	Year Ended December 31,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Gross profit:
Carrier services	37.0%	44.4%	(7.4)%	(16.7)
Military	76.2	75.6	0.6	0.9
Multifamily	26.9	21.7	5.2	23.9
Legacy	57.5	62.3	(4.8)	(7.7)
Private networks and emerging technologies	76.4	97.8	(21.4)	(21.9)
Total gross profit	51.7%	54.7%	(3.0)%	(5.5)

Carrier services. Carrier Services cost of sales increased $3.5 million, or 5.5%, in 2020, as compared to 2019, primarily due to a $5.1 million increase in depreciation expense resulting from our increased fixed assets from our build-out projects and a $1.6 million increase in direct and other cost of revenue. The increases were partially offset by a $3.2 million decrease in revenue share paid to venues in our managed and operated locations. Other costs of revenue for 2020 included $3.6 million of costs directly related to our short-term projects that were completed during this period. Carrier Services gross profit decreased 740 basis points in 2020, as compared to 2019, primarily due to the reamortization of build-out revenue and the increase in depreciation expense.

Military. Military cost of sales and gross profit remained relatively consistent in 2020, as compared to 2019.

Multifamily. Multifamily cost of sales decreased $3.8 million, or 19.5%, in 2020, as compared to 2019, primarily due to a $3.2 million decrease in construction costs for our network installation projects and a $0.4 million decrease in our service and support costs. Multifamily gross profit increased 520 basis points in 2020, as compared to 2019, primarily due to the decrease in network installation revenue from 2019 as network installation revenue has lower profit margins than support revenue.

Legacy. Legacy cost of sales decreased $5.0 million, or 28.7%, in 2020, as compared to 2019, primarily due to a $2.8 million decrease in revenue share paid to venues in our managed and operated locations, a $1.7 million decrease from customer usage at partner venues, and a $1.0 million decrease in direct and other cost of revenue. The decreases were partially offset by a $0.5 million increase in depreciation expense resulting from our increased fixed assets from our Wi-Fi networks and software development. Legacy gross profit decreased 480 basis points in 2020, as compared to 2019 primarily due to the decrease in partner usage-based fees and retail subscriber revenue, which generally have higher profit margins.

Private networks and emerging technologies. Private networks and emerging technologies cost of sales increased $0.5 million in 2020, as compared to 2019, due to $0.5 million of costs directly related to short-term builds that were completed during the period. Private networks and emerging technologies gross profit decreased to 76.4% in 2020, as compared to 97.8% in 2019 primarily due to higher costs incurred on these short-term builds.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative expenses:
Carrier services	$19,187	$20,351	$(1,164)	(5.7)
Military	33,959	35,334	(1,375)	(3.9)
Multifamily	10,039	10,047	(8)	(0.1)
Legacy	16,417	22,741	(6,324)	(27.8)
Private networks and emerging technologies	425	—	425	100.0
Corporate	47,434	54,837	(7,403)	(13.5)
Total selling, general and administrative expenses	$127,461	$143,310	$(15,849)	(11.1)

Carrier services. Carrier Services selling, general and administrative expenses decreased $1.2 million, or 5.7%, in 2020, as compared to 2019, primarily due to a $2.1 million decrease in personnel related expenses, a $0.6 million decrease in travel and entertainment expenses, and a $0.4 million decrease in credit card and bank fees. These decreases were partially offset by a $1.1 million increase in depreciation expense and a $0.9 million increase in marketing and advertising expenses.

Military. Military selling, general and administrative expenses decreased $1.4 million, or 3.9%, in 2020, as compared to 2019, primarily due to a $2.2 million decrease in personnel related expenses and a $0.5 million decrease in travel and entertainment expenses. These decreases were partially offset by a $1.3 million increase in depreciation expense.

Multifamily. Multifamily selling, general and administrative expenses remained relatively consistent in 2020, as compared to 2019.

Legacy. Legacy selling, general and administrative expenses decreased $6.3 million, or 27.8%, in 2020, as compared to 2019, primarily due to a $3.6 million decrease in personnel related expenses, a $0.9 million decrease in marketing and advertising expense, a $0.8 million decrease in depreciation expense, a $0.6 million decrease in network maintenance expenses, and a $0.4 million decrease in our third-party call center costs.

Private networks and emerging technologies. Private networks and emerging technologies selling, general and administrative expenses increased $0.4 million in 2020, as compared to 2019, primarily due to an increase in personnel related expenses.

Corporate. Corporate selling, general and administrative expenses decreased $7.4 million, or 13.5%, in 2020, as compared to 2019, primarily due to a $2.9 million decrease in personnel related expenses, a $1.5 million decrease in consulting expense, a $0.8 million decrease in travel and entertainment expenses, a $0.7 million decrease in professional fees, a $0.5 million decrease in computers and hardware software expenses, a $0.4 million decrease in depreciation expense, and a $0.3 million decrease in marketing and advertising expense.

Amortization of Intangible Assets

Amortization of intangible assets expense remained relatively consistent in 2020, as compared to 2019.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased $0.4 million, or 4.5%, in 2020, as compared to 2019, primarily due to interest expense incurred on the $100.0 million we drew down on our Revolving Line of Credit in March 2020. During 2020 and 2019, we capitalized $5.3 million and $3.3 million, respectively, of interest expense.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. Adoption of ASU 2020-06 will eliminate the debt discount and reduce interest expense, thereby reducing the interest expense eligible to be capitalized as part of our property and equipment. We have selected January 1, 2021 as our effective date and will be adopting the standard under the modified retrospective method. Refer to Footnote 2 in the notes to our consolidated financial statements for further discussion.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased $1.5 million, or 73.3%, in 2020, as compared to 2019, primarily due to decreased interest income related to our cash equivalents and marketable securities balances in 2020.

Income Tax (Expense) Benefit

Income tax expense was $0.2 million in 2020, as compared to a slight income tax benefit in 2019. In 2020 and 2019, our effective tax rate was 0.9% and 0.3%, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance for the years ended December 31, 2020 and 2019.

Our future effective tax rate depends on various factors, such as our level of future taxable income, tax legislation and credits and the geographic compositions of our pre-tax income. We do not expect to incur any significant income taxes until such time that we reverse our valuation allowance against our federal and state deferred tax assets upon return to sustained profitability.

Non-controlling Interests

Non-controlling interests decreased $0.7 million in 2020, as compared to 2019, primarily due to a $1.1 million increase in litigation losses related to a claim of damages for back charges for port usage at one of our venues in Brazil, which contributed to an increase in net losses in our Brazil subsidiaries and decreased net income for our Chicago subsidiary from DAS build-out projects that were completed in 2019.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders in 2020 increased $6.8 million as compared to 2019, primarily due to the $26.4 million decrease in revenues, the $1.5 million decrease in interest income and other expense, net, and the $0.4 million increase in interest expenses and amortization of debt discount. The charges were partially offset by the $15.8 million decrease in selling, general and administrative expenses, the $4.8 million decrease in cost of sales and the $0.7 million decrease in net loss attributable to non-controlling interests. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

Years ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019	2018	Change	% Change

	(in thousands, except percentages)
Revenue:
Carrier services	$115,806	$117,953	$(2,147)	(1.8)
Military	74,911	67,342	7,569	11.2
Multifamily	25,008	11,228	13,780	122.7
Legacy	46,058	54,248	(8,190)	(15.1)
Private networks and emerging technologies	2,007	50	1,957	3,914.0
Total revenue	$263,790	$250,821	$12,969	5.2
Key business metrics:
DAS nodes	38.1	29.9	8.2	27.4
Subscribers—military	133	138	(5)	(3.6)

Carrier services. Carrier Services revenue decreased $2.1 million, or 1.8%, in 2019, as compared to 2018, primarily due to a $9.8 million decrease from build-out projects in our managed and operated locations and a $4.4 million decrease in Wi-Fi offload revenues. The decreases were partially offset by a $12.1 million increase in access fees from our telecom operators. Access fees in 2019 include $4.8 million of one-time access fees.

Military. Military revenue increased $7.6 million, or 11.2%, in 2019, as compared to 2018, primarily due to a $6.4 million increase in military retail revenue, which was driven primarily by an 11.1% increase in the average monthly revenue per military subscriber in 2019 compared to 2018 and a $1.1 million increase in bulk services sold to the military.

Multifamily. Multifamily revenue increased $13.8 million, or 122.7%, in 2019, as compared to 2018, primarily due to a $9.6 million increase in support revenues and a $4.2 million increase in multifamily network installation revenues resulting from the acquisition of our Multifamily business in August 2018.

Legacy. Legacy revenue decreased $8.2 million, or 15.1%, in 2019, as compared to 2018, primarily due to a $3.5 million decrease in advertising sales at our managed and operated locations resulting from a decline in the number of premium ad units sold, a $2.9 million decrease in retail revenue primarily due to a 33.6% decrease in retail subscribers in 2019 as compared to 2018, a $2.0 million decrease in partner usage-based fees, and a $1.8 million decrease in private services revenue. The decreases were partially offset by a $1.9 million increase in fees earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage, and operate at their venues.

Private networks and emerging technologies. Private networks and emerging technologies revenue increased $2.0 million in 2019 as compared to 2018, primarily due to new contracts entered into with new customers for professional, management, and data services.

Cost of Sales and Gross Profit

	Year Ended December 31,
	2019	2018	Change	% Change

	(in thousands, except percentages)
Cost of sales:
Carrier services	$64,340	$68,022	$(3,682)	(5.4)
Military	18,299	17,047	1,252	7.3
Multifamily	19,569	9,439	10,130	107.3
Legacy	17,361	18,996	(1,635)	(8.6)
Private networks and emerging technologies	44	68	(24)	(35.3)
Total cost of sales	$119,613	$113,572	$6,041	5.3

	Year Ended December 31,
	2019	2018	Change	% Change

	(in thousands, except percentages)
Gross profit:
Carrier services	44.4%	42.3%	2.1%	5.0
Military	75.6	74.7	0.9	1.2
Multifamily	21.7	15.9	5.8	36.5
Legacy	62.3	65.0	(2.7)	(4.1)
Private networks and emerging technologies	97.8	(36.0)	133.8	371.7
Total gross profit	54.7%	54.7%	(0.0)%	(0.1)

Carrier services. Carrier Services cost of sales decreased $3.7 million, or 5.4%, in 2019, as compared to 2018, primarily due to a $9.1 million decrease in depreciation expense resulting from our decreased fixed assets from our build-out projects. The decrease was partially offset by a $3.9 million increase in revenue share paid to venues in our managed and operated locations and a $1.5 million increase in direct and other cost of revenue. Carrier Services gross profit increased 210 basis points in 2019, as compared to 2018, primarily due to the reamortization of certain build-out projects over a longer estimated useful life resulting from the successful extension of certain venue agreements offset by a decrease in depreciation expense.

Military. Military cost of sales increased $1.3 million, or 7.3%, in 2019, as compared to 2018 primarily due to a $0.6 million increase in revenue share paid to our military bases and a $0.4 million increase in direct and other cost of sales. Military gross profit remained relatively consistent in 2019, as compared to 2018.

Multifamily. Multifamily cost of sales increased $10.1 million, or 107.3%, in 2019, as compared to 2018, primarily due to a $5.7 million increase in our service and support costs and a $4.1 million increase in construction costs for our network installation projects resulting from the acquisition of our Multifamily business in August 2018. Multifamily gross profit increased 580 basis points in 2019, as compared to 2018, primarily due to improved margins related to our network installation revenue.

Legacy. Legacy cost of sales decreased $1.6 million, or 8.6%, in 2019, as compared to 2018, primarily due to a $1.1 million decrease from customer usage at partner venues and a $1.1 million decrease in revenue share paid to venues in our managed and operated locations. The decreases were partially offset by a $0.4 million increase in direct cost of sales. Legacy gross profit decreased 270 basis points in 2019, as compared to 2018, primarily due to the decrease in retail subscriber revenue and partner usage-based fees, which generally have higher profit margins.

Private networks and emerging technologies. Private networks and emerging technologies cost of sales remained relatively consistent in 2019, as compared to 2018. Private networks and emerging technologies gross profit increased to 97.8% in 2019 primarily due to new contracts entered into with new customers for professional, management, and data services, which have higher profit margins than build-out projects.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative expenses:
Carrier services	$20,351	$16,994	$3,357	19.8
Military	35,334	35,374	(40)	(0.1)
Multifamily	10,047	3,775	6,272	166.1
Legacy	22,741	28,800	(6,059)	(21.0)
Private networks and emerging technologies	—	7	(7)	(100.0)
Corporate	54,837	51,586	3,251	6.3
Total selling, general and administrative expenses	$143,310	$136,536	$6,774	5.0

Carrier services. Carrier Services selling, general and administrative expenses increased $3.4 million, or 19.8%, in 2019, as compared to 2018, primarily due to a $1.7 million increase in personnel related expenses, a $0.6 million increase in network maintenance charges, a $0.5 million increase in restructuring charges, a $0.3 million increase in project impairment losses, and a $0.2 million increase in credit card and bank fees.

Military. Military selling, general and administrative expenses remained relatively consistent in 2019, as compared to 2018.

Multifamily. Multifamily selling, general and administrative expenses increased $6.3 million, or 166.1%, in 2019, as compared to 2018, primarily due to a $5.7 million increase in personnel related expenses, a $0.3 million increase in travel and entertainment expenses, a $0.2 million increase in cloud services, a $0.2 million increase in hardware and software maintenance expenses, and a $0.2 million increase in rent and facilities expenses. These increases were partially offset by a $1.0 million decrease in the fair value of contingent consideration. Our Multifamily business was acquired in August 2018.

Legacy. Legacy selling, general and administrative expenses decreased $6.1 million, or 21.0%, in 2019, as compared to 2018, primarily due to a $4.9 million decrease in personnel related expenses and a $1.2 million decrease in depreciation expense.

Private networks and emerging technologies. Private networks and emerging technologies selling, general and administrative expenses remained relatively consistent in 2019, as compared to 2018.

Corporate. Corporate selling, general and administrative expenses increased $3.3 million, or 6.3%, in 2019, as compared to 2018, primarily due to a $1.4 million increase in restructuring charges, a $1.1 million increase in depreciation expense, and a $1.1 million increase in hardware and software maintenance. These increases were partially offset by a $0.5 million decrease in consulting expenses.

Amortization of Intangible Assets

Amortization of intangible assets expense increased $0.9 million, or 23.2%, in 2019, as compared to 2018, primarily due to a $1.6 million increase in multifamily amortization of intangible assets resulting from our Elauwit acquisition in August 2018. This increase was offset by a $0.6 million decrease in carrier services amortization of intangible assets resulting from the full amortization of certain intangible assets in 2018.

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

Income Tax Benefit

Income tax benefit decreased $5.1 million in 2019, as compared to 2018. In 2019, our effective tax rate was 0.3%. In 2018, our effective tax rate was 105.5%, which included a $5.7 million benefit related to the reversal of our valuation allowance for the tax effect on the equity component of our Convertible Notes. Our effective tax rate also differs from the statutory rate primarily due to our valuation allowance for the years ended December 31, 2019 and 2018, as well as minimum state taxes and foreign tax expense for the year ended December 31, 2018. Income tax benefit for the year ended December 31, 2018 included an increase of $0.4 million resulting from the adoption of ASC 606 as of January 1, 2018.

Non-controlling Interests

Non-controlling interests decreased $1.5 million, or 98.7%, in 2019, as compared to 2018 resulting from decreased net income for a subsidiary from DAS build-out projects that were completed in 2018.

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss attributable to common stockholders plus depreciation and amortization of property and equipment, stock-based compensation expense, amortization of intangible assets, income tax expense (benefit), interest expense and amortization of debt discount, interest income and other expense, net, non-controlling interests, and excludes charges or gains that are non-recurring, infrequent, or unusual.

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

●	Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States (“GAAP”) financial measures to supplement their GAAP results; and
●	it is useful to exclude (i) non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards and (ii) restructuring charges, transaction costs, and litigation loss contingencies because they represent non-recurring charges and are not indicative of the underlying performance of our business operations.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net loss attributable to common stockholders	$(17,093)	$(10,296)	$(1,220)
Depreciation and amortization of property and equipment	78,313	70,862	78,837
Stock‑based compensation expense	7,606	8,596	12,268
Amortization of intangible assets	4,288	4,571	3,710
Income tax expense (benefit)	157	(28)	(5,153)
Interest expense and amortization of debt discount	9,004	8,618	2,400
Interest income and other expense, net	(538)	(2,017)	(513)
Non‑controlling interests	(647)	19	1,489
Restructuring charges	—	2,298	—
Transaction costs	1,270	—	—
Litigation loss contingencies	1,100	—	—
Adjusted EBITDA	$83,460	$82,623	$91,818

Adjusted EBITDA was $83.5 million in 2020, an increase of 1.0% from $82.6 million recorded in 2019. As a percent of revenue, Adjusted EBITDA was 35.2% in 2020, up from 31.3% of revenue in 2019. The Adjusted

EBITDA increase was due primarily to the net $7.2 million increase in depreciation and amortization of property and equipment and intangible assets, the $1.5 million decrease in interest income and other expense, net, the $1.3 million of non-recurring transaction costs, the $1.1 million of litigation loss contingencies, and the $0.4 million increase in interest expense and amortization of debt discount. These changes were partially offset by the $6.8 million increase in our net loss attributable to common stockholders, the $2.3 million restructuring charges that was recorded in 2019, the $1.0 million decrease in stock-based compensation expense, and the $0.7 million change in non-controlling interests.

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

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of December 31, 2020 consisted of $36.1 million of cash and cash equivalents, $4.6 million of marketable securities, $150.0 million available for borrowing under our Credit Facility, $12.9 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in 2020 were $106.3 million, of which $86.4 million was reimbursed through revenue for Carrier Services build-out projects from our telecom operators.

In February 2019, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, Bank of the West, Zions Bancorporation, N.A. dba California Bank & Trust, and Barclays Bank PLC (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $150.0 million (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Our Credit Facility will mature on April 3, 2023. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of December 31, 2020, we had $1.9 million outstanding under the Term Loan, and we had no amounts outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the term such that it is repaid in full on the maturity date of April 3, 2023. For the year ended December 31, 2020, interest rates for our Credit Facility ranged from 3.0% to 4.0%.

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

The Convertible Notes have an initial conversion rate of 23.6323 shares of common stock per $1 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances. This represents an initial effective conversion price of approximately $42.31 per share.

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

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with a financial institution. The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The cap price of the capped call transactions is initially $65.10 per share of our common stock and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of the Convertible Notes and/or offset the potential cash payments that we could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price. We paid approximately $24.0 million for the capped call transactions using a portion of the gross proceeds from the sale of the Convertible Notes.

We believe that our existing cash and cash equivalents, marketable securities, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. Specifically, the Company generally has long-term contracts with its customers that generate significant recurring cash flows that can be used to fund operations and the Company has $150.0 million available for borrowing under the Credit Facility as of December 31, 2020. One of the Company’s largest uses of cash is for capital expenditures, which are generally discretionary in nature. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2021 will range from $125.0 million to $140.0 million, including $100.0 million to $110.0 million of capital expenditures for Carrier Services build-out projects, which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2021 capital expenditures will be used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues.

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

The following table sets forth cash flow data for the periods indicated therein:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$72,548	$108,710
Net cash used in investing activities	(70,629)	(173,280)
Net cash used in financing activities	(6,309)	(44,428)

Net Cash Provided by Operating Activities

In 2020, we generated $72.5 million of net cash from operating activities, a decrease of $36.2 million from 2019. The decrease is primarily due to a $35.7 million decrease in our operating assets and liabilities, which is primarily driven by decreased billing to our customers, a $7.5 million increase in our net loss, and a $1.0 million decrease in our stock-based compensation expenses. These changes were partially offset by a $7.2 million increase in depreciation and amortization of property and equipment and intangible assets, a $1.0 million change in fair value of contingent consideration in 2019, and a $0.6 million decrease in gains and amortization of premiums/discounts on marketable securities in 2020.

Net Cash Used in Investing Activities

In 2020, we used $70.6 million in investing activities, a decrease of $102.7 million from 2019. The decrease is primarily due to a $75.2 million increase in net proceeds from maturities of marketable securities and a $27.4 million decrease in purchases of property and equipment in 2020.

Net Cash Used in Financing Activities

In 2020, we used $6.3 million of cash in financing activities, a decrease of $38.1 million from 2019. This change is primarily due to a $32.7 million decrease in payments for federal, state, and local employment payroll taxes related to our RSUs that vested during the period, a $3.0 million decrease in payments of acquisition related consideration, a $1.8 million decrease in cash paid for debt issuance costs, a $2.4 million decrease in principal payments for our finance leases and notes payable, a $0.7 million decrease in cash paid for stock repurchases, and a $0.7 million decrease in cash payments to our non-controlling interest owner. These changes were offset by a $3.5 million increase in net payments on our Credit Facility.

Contractual Obligations and Commitments

We have the following contractual obligations and commitments as of December 31, 2020: (i) payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports; (ii) non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software; (iii) open purchase commitments are for the purchase of property and equipment, supplies and services; (iv) long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt; (v) debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments; and (vi) payments under notes payable related to purchases of prepaid maintenance service. Payments to our venues and open purchase commitments are not recorded as liabilities on our consolidated balance sheet as of December 31, 2020 as these are not lease arrangements accounted for in accordance with ASC 842, Leases, and we have not received the related goods or services. As of December 31, 2020, we have $32.6 million of purchase commitments that will primarily be paid to our suppliers over the next one-year period. Refer to the notes to our consolidated financial statements for further discussion of our venue commitments and our contractual obligations and commitments that are recorded on our consolidated balance sheet as of December 31, 2020.

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

Investment portfolio risk. We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. At December 31, 2020, our market risk sensitive instruments consisted of marketable securities available-for-sale, which are comprised of highly rated short-term commercial paper, corporate debt instruments and US treasury and agencies obligations.

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

Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of December 31, 2020 would not have a material impact on net loss and cash flow.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations in 2020 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. We translate all assets and liabilities denominated in foreign currency into U.S. dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiary’s functional currency to U.S. dollars are recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported net loss and can make comparisons from period to period more difficult. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Part IV, Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

On November 19, 2020, the Securities and Exchange Commission adopted amendments that will modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K, including revising Item 302(a) to replace the current requirement for quarterly tabular disclosure with a principles-based requirement for material retrospective changes. The final rules were effective February 10, 2021. The Company has adopted the amendments in this Annual Report on Form 10-K. We have removed the disclosure of summarized unaudited quarterly financial data as we are not impacted by sales seasonality and we have not recorded material retrospective changes in 2020.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report.

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

Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The Report of Independent Registered Public Accounting Firm is filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Company’s definitive Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission within 120 days after the end of fiscal year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 11. Executive Compensation

The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Directors, Executive Officers and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Commission within 120 days after the end of fiscal year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2020 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, will be included in the Company’s definitive Proxy Statement under the caption “Certain Relationships and Related Party Transactions” to be filed with the Commission within 120 days after the end of fiscal year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference. The information required by Item 13 of Form 10-K regarding director independence will be included in the Company’s definitive Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Independence of the Board of Directors,” to be filed with the Commission within 120 days after the end of fiscal year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.

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

(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of February 26, 2021, by and among White Sands Parent, Inc., White Sands Bidco, Inc. and the Registrant.	8-K	03/01/2021	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

3.4	Amendment No.1 to the Amended and Restated Bylaws of the Registrant.	8-K	03/01/2021	3.1

4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2011.	S-1	04/13/2011	4.1

4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2

4.3	Indenture (including form of Note) with respect to the Company’s 1.00% Convertible Senior Notes due 2023, dated as of October 5, 2018, between the Company and Wilmington Trust, National Association, as trustee.	8-K	10/05/2018	4.1

10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1

10.2	Amended and Restated 2001 Stock Incentive Plan.†	S-1	01/14/2011	10.2

10.3	2001 Stock Incentive Plan Notice of Option Grant and Option Agreement.†	10-Q	08/04/2017	10.1

10.4	Form of Vesting Extension Agreement.†	8-K	02/03/2016	99.1

10.5	Amended and Restated 2011 Equity Incentive Plan.	10-Q	08/10/2015	10.1

10.6	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Performance Stock Units).†	10-Q	08/04/2017	10.2

10.7	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement.†	10-Q	08/04/2017	10.3

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith

10.8	2010 Management Incentive Compensation Plan.†	S-1	01/14/2011	10.7

10.9	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8

10.10	Lease Amendment dated August 19, 2014 between CA-10960 Wilshire Limited Partnership and Registrant.	10-Q	11/10/2014	10.1

10.11	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.∧	S-1	04/29/2011	10.9

10.12	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A

10.13	Amendment Agreement, dated December 31, 2014 between the Registrant and the City of Chicago. ∧	10-K	03/16/2015	10.11

10.14	2018 Amendment to License Agreement for Wireless Communications Access System between City of Chicago and Chicago Concourse Development Group, LLC, dated as of March 31, 2018	10-Q/A	07/20/2018	10.1

10.15	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	S-1	04/29/2011	10.10

10.16	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	S-1	04/29/2011	10.10A

10.17	Supplemental Agreement, dated June 30, 2002 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	10-Q	11/10/2014	10.2

10.18	Supplemental Agreement, dated November 30, 2006 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	10-Q	11/10/2014	10.3

10.19	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.#	10-Q	11/12/2013	10.17

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith

10.20	Supplemental Agreement, dated July 21, 2014 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	10-Q	11/10/2014	10.4

10.21	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11

10.22	Letter agreement between the Registrant and Peter Hovenier, dated April 1, 2013.†	8-K	04/02/2013	10.1

10.23	Letter agreement between the Registrant and Dawn Callahan, dated January 1, 2013.†	10-K	03/17/2014	10.15

10.24	Letter agreement between the Registrant and Derek Peterson, dated January 30, 2013.†	10-K	03/17/2014	10.17

10.25	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (2016 Performance Stock Units) under 2011 Equity Incentive Plan.†	8-K	02/03/2016	99.2

10.26	Asset Purchase Agreement, dated August 1, 2018, by and among Boingo Wireless, Inc., Boingo MDU, LLC, Elauwit Networks, LLC, Daniel McDonough, Jr., Barry Rubens and Taylor Jones and, solely with respect to Article VII, Elauwit, LLC and DragonRider Enterprises, LLC.	8-K	08/02/2018	10.1

10.27	Form of Base Capped Call Confirmation.	8-K	10/05/2018	99.1

10.28	Form of Additional Capped Call Confirmation.	8-K	10/05/2018	99.2

10.29	Credit Agreement between the Registrant and Bank of America, N.A.#	10-K/A	05/08/2019	10.32

10.30	Letter agreement between the Registrant and Mike Finley, dated February 21, 2019.†	10-K	03/01/2019	10.33

14.1	Code of Ethics and Business Conduct.	8-K	11/02/2017	14.1

21.1	List of subsidiaries.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in Signature Page)				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Furnished herewith.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boingo Wireless, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Boingo Wireless, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Reallocation – Fair Value of the Carrier Services Reporting Unit

As described in Note 2 to the consolidated financial statements, in October 2020 the Company completed restructuring activities which were initiated in December 2019. Prior to the completion of the restructuring activities, the Company had one reporting unit. The fair value of each reporting unit was estimated using an income-based approach, specifically a discounted cash flow model. Management’s cash flow model included significant judgments and assumptions relating to estimates of revenue and discount rates. As a result of the restructuring, management reallocated $58.6 million of goodwill to the five reporting units using the relative fair value approach, with $37.7 million allocated to the Carrier Services reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill reallocation fair value of the Carrier Services reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of revenue and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s reallocation of goodwill based on the relative fair value of the reporting units, and controls over the valuation of the fair value of the Carrier Services reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Carrier Services reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of revenue and the discount rate. Evaluating management’s assumptions related to estimates of revenue involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with relevant industry data, and (iii) whether the assumption is consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2021

We have served as the Company’s auditor since 2002, which includes periods before the Company became subject to SEC reporting requirements.

Boingo Wireless, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$36,111	$40,401
Marketable securities	4,565	40,214
Accounts receivable, net	27,716	33,350
Prepaid expenses and other current assets	8,388	8,235
Total current assets	76,780	122,200
Property and equipment, net	406,328	380,243
Operating lease right-of-use assets, net	12,876	15,196
Goodwill	58,579	58,579
Intangible assets, net	10,652	14,940
Other assets	11,264	9,309
Total assets	$576,479	$600,467
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,489	$24,298
Accrued expenses and other liabilities	55,984	65,152
Deferred revenue	65,292	61,229
Current portion of operating leases	2,632	2,695
Current portion of long-term debt	778	778
Current portion of finance leases	573	2,721
Current portion of notes payable	95	1,527
Total current liabilities	147,843	158,400
Deferred revenue, net of current portion	159,462	166,660
Long-term portion of operating leases	14,487	17,357
Long-term debt	171,695	162,708
Long-term portion of finance leases	—	572
Long-term portion of notes payable	—	95
Deferred tax liabilities	984	993
Other liabilities	87	201
Total liabilities	494,558	506,986
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 44,631 and 44,224 shares issued and outstanding for 2020 and 2019, respectively	4	4
Additional paid-in capital	241,868	234,638
Accumulated deficit	(158,066)	(140,973)
Accumulated other comprehensive loss	(2,279)	(1,426)
Total common stockholders’ equity	81,527	92,243
Non-controlling interests	394	1,238
Total stockholders’ equity	81,921	93,481
Total liabilities and stockholders’ equity	$576,479	$600,467

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$237,416	$263,790	$250,821
Cost of sales	114,784	119,613	113,572
Gross profit	122,632	144,177	137,249
Selling, general and administrative expenses	127,461	143,310	136,536
Amortization of intangible assets	4,288	4,571	3,710
Loss from operations	(9,117)	(3,704)	(2,997)
Interest expense and amortization of debt discount	(9,004)	(8,618)	(2,400)
Interest income and other expense, net	538	2,017	513
Loss before income taxes	(17,583)	(10,305)	(4,884)
Income tax (expense) benefit	(157)	28	5,153
Net (loss) income	(17,740)	(10,277)	269
Net (loss) income attributable to non-controlling interests	(647)	19	1,489
Net loss attributable to common stockholders	$(17,093)	$(10,296)	$(1,220)
Net loss per share attributable to common stockholders:
Basic	$(0.38)	$(0.23)	$(0.03)
Diluted	$(0.38)	$(0.23)	$(0.03)
Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	44,440	43,977	42,066
Diluted	44,440	43,977	42,066

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(17,740)	$(10,277)	$269
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(768)	(141)	(342)
Unrealized (loss) gain on marketable securities	(20)	21	—
Comprehensive loss	(18,528)	(10,397)	(73)
Comprehensive (loss) income attributable to non-controlling interest	(582)	30	1,544
Comprehensive loss attributable to common stockholders	$(17,946)	$(10,427)	$(1,617)

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholder’s
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2017	40,995	$4	$230,679	$(131,967)	$(898)	$1,212	$99,030
Issuance of common stock under stock incentive plans	1,674	—	9,979	—	—	—	9,979
Shares withheld for taxes	—	—	(10,536)	—	—	—	(10,536)
Stock-based compensation expense	—	—	13,057	—	—	—	13,057
Equity component of Convertible Notes, net of offering costs and tax	—	—	39,922	—	—	—	39,922
Payment for capped call share options	—	—	(23,969)	—	—	—	(23,969)
Non-controlling interest distributions	—	—	—	—	—	(614)	(614)
Cumulative effect of a change in accounting principle	—	—	—	3,257	—	69	3,326
Net income	—	—	—	(1,220)	—	1,489	269
Other comprehensive loss	—	—	—	—	(397)	55	(342)
Balance at December 31, 2018	42,669	4	259,132	(129,930)	(1,295)	2,211	130,122
Issuance of common stock under stock incentive plans	1,611	—	470	—	—	—	470
Repurchases of common stock	(56)	—	—	(747)	—	—	(747)
Shares withheld for taxes	—	—	(34,420)	—	—	—	(34,420)
Stock-based compensation expense	—	—	9,456	—	—	—	9,456
Non-controlling interest distributions	—	—	—	—	—	(1,003)	(1,003)
Net loss	—	—	—	(10,296)	—	19	(10,277)
Other comprehensive loss	—	—	—	—	(131)	11	(120)
Balance at December 31, 2019	44,224	4	234,638	(140,973)	(1,426)	1,238	93,481
Issuance of common stock under stock incentive plans	407	—	708	—	—	—	708
Shares withheld for taxes	—	—	(1,730)	—	—	—	(1,730)
Stock-based compensation expense	—	—	8,252	—	—	—	8,252
Non-controlling interest distributions	—	—	—	—	—	(262)	(262)
Net loss	—	—	—	(17,093)	—	(647)	(17,740)
Other comprehensive loss	—	—	—	—	(853)	65	(788)
Balance at December 31, 2020	44,631	$4	$241,868	$(158,066)	$(2,279)	$394	$81,921

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(17,740)	$(10,277)	$269
Adjustments to reconcile net (loss) income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	78,313	70,862	78,837
Amortization of intangible assets	4,288	4,571	3,710
Impairment loss, loss on disposal of fixed assets and intangible assets held for sale, net, and other	77	440	238
Stock-based compensation	7,606	8,596	12,268
Amortization of deferred financing costs and debt discount, net of amounts capitalized	8,173	8,412	2,261
Non-cash operating lease cost	2,320	2,350	—
Gains and amortization of premiums/discounts for marketable securities	(4)	(609)	—
Change in fair value of contingent consideration	—	(961)	—
Bad debt expense	28	181	363
Change in deferred income taxes	(9)	(80)	(5,617)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	5,289	9,184	(13,702)
Prepaid expenses and other assets	(2,744)	1,233	(800)
Accounts payable	(1,693)	426	(246)
Accrued expenses and other liabilities	(5,290)	7,054	6,477
Deferred revenue	(3,134)	10,301	9,263
Operating lease liabilities	(2,932)	(2,973)	—
Net cash provided by operating activities	72,548	108,710	93,321
Cash flows from investing activities
Purchases of marketable securities	(15,032)	(81,177)	—
Proceeds from maturities of marketable securities	50,665	41,593	—
Purchases of property and equipment	(106,262)	(133,696)	(108,730)
Payments for asset and business acquisitions	—	—	(24,624)
Net cash used in investing activities	(70,629)	(173,280)	(133,354)
Cash flows from financing activities
Proceeds from Convertible Notes offering, net of issuance costs	—	—	195,716
Payment for capped call options	—	—	(23,969)
Debt issuance costs	—	(1,815)	(695)
Proceeds from credit facility	100,000	3,500	15,000
Principal payments on credit facility	(100,778)	(778)	(15,875)
Payments of acquisition related consideration	—	(3,027)	—
Proceeds from exercise of stock options	708	470	9,979
Repurchase of common stock for retirement	—	(747)	—
Payments of finance leases and notes payable	(4,247)	(6,608)	(6,181)
Payments of withholding tax on net issuance of restricted stock units	(1,730)	(34,420)	(10,536)
Payments to non-controlling interest	(262)	(1,003)	(614)
Net cash (used in) provided by financing activities	(6,309)	(44,428)	162,825
Effect of exchange rates on cash	100	(13)	(65)
Net (decrease) increase in cash and cash equivalents	(4,290)	(109,011)	122,727
Cash and cash equivalents at beginning of year	40,401	149,412	26,685
Cash and cash equivalents at end of year	$36,111	$40,401	$149,412
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$853	$154	$—
Cash paid for taxes, net of refunds	$287	$(20)	$565
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs included in accounts payable, accrued expenses and other liabilities	$35,125	$39,037	$37,275
Purchase of equipment and prepaid maintenance services under capital financing arrangements	$—	$—	$5,068
Capitalized stock-based compensation included in property and equipment costs	$645	$860	$789
Financed sale of intangible assets held for sale	$217	$290	$—
Purchase price for asset and business acquisitions included in accrued expenses and other liabilities	$—	$—	$4,913
Debt issuance costs included in accrued expenses and other liabilities	$—	$—	$164
Tax effect on equity component of Convertible Notes	$—	$—	$5,686

The accompanying notes are an integral part of these consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated in April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale cellular and Wi-Fi offerings, which are targeted towards carriers, venues, and other wholesale partners, and military, retail, and advertising offerings, which are retail products targeted towards customers. Wholesale offerings include distributed antenna systems (“DAS”), towers, and small cells, which are cellular extension networks, private networks and emerging technologies, multifamily, carrier offload, Wi-Fi roaming, value-added services, private label Wi-Fi, and location-based services. Retail products include Wi-Fi services for military personnel living in the barracks of U.S. Army, Air Force, and Marines bases around the world, and Wi-Fi subscriptions and day passes that provide access to commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers, global consumer brands, and property owners, as well as troops stationed at military bases and Internet savvy consumers on the go.

Merger

On February 26, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with White Sands Parent, Inc., a Delaware corporation (“Parent”) and White Sands Bidco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Under the terms of the agreement, the Company’s stockholders will receive $14.00 in cash for each share of common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to customary closing conditions, including the approval of the transaction by the Company’s stockholders at a special meeting of stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. For a summary of the transaction, please refer to Note 22—Subsequent Events to these notes to the consolidated financial statements.

Impact of COVID-19 on our business

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic (“COVID-19”). In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel and business operations, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We initially experienced some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. As the pandemic continues, we have seen some improvements in passenger traffic at our managed and operated venue locations and remain hopeful that this trend will continue. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in new customer sales due to COVID-19.

Certain states, including California, issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. While some restrictions have been lifted in certain states, many restrictions continue to remain in place and some restrictions that have previously been lifted have been reinstituted. We transitioned our corporate employees to a work from home model and our employees have continued to efficiently perform their functions throughout the pandemic. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations,

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar investments) and net investments in leases recognized by the lessor in accordance with ASC 842 on leases. In addition, the standard made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities. Available-for-sale accounting recognizes that values may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amendments limit the

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available-for-sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard will be adopted under the modified-retrospective approach with the prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We adopted ASU 2016-13 on January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We extend credit based upon the evaluation of the customer’s financial condition and generally collateral is not required. We maintain an allowance for doubtful accounts based upon expected collectability of accounts receivable. We primarily estimate our allowance for doubtful accounts based on a specific review of significant outstanding accounts receivable. In April 2020, T-Mobile US Inc. announced that it had officially completed its merger with Sprint Corporation to create the New T-Mobile (collectively, “T-Mobile”). For the years ended December 31, 2020, 2019, and 2018, entities affiliated with T-Mobile accounted for 21%, 20%, and 26%, respectively, of total revenue. For the years ended December 31, 2020 and 2019, entities affiliated with AT&T Inc. accounted for 13% and 12%, respectively of total revenue. For the years ended December 31, 2020, 2019, and 2018, entities affiliated with Verizon Communications Inc. accounted for 11%, 11%, and 11%, respectively of total revenue. At December 31, 2020, entities affiliated with AT&T Inc., entities affiliated with Verizon Communications Inc., and T-Mobile accounted for 27%, 11%, and 13%, respectively, of the total accounts receivable, net. At December 31, 2019, entities affiliated with AT&T Inc. and T-Mobile accounted for 34% and 13%, respectively of the total accounts receivable, net.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less when acquired. At December 31, 2020 and 2019, cash equivalents consisted of money market funds.

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to ASC 320, Investments―Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one year period. At December 31, 2020 and 2019, we had $4,565 and $40,214 in marketable securities.

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

For the year ended December 31, 2020, we had no significant realized or unrealized gains or losses from investments in marketable securities classified as available-for-sale. As of December 31, 2020 and 2019, we had $1 and $21, respectively, of cumulative unrealized gains, net of tax, which was $0 as of December 31, 2020 and 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximates fair value due to the short duration and nature of these financial instruments.

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

The estimated useful lives for property and equipment are as follows:

Software	2 to 5 years
Computer equipment	3 to 5 years
Furniture, fixtures and office equipment	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 2 to 25 years

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

Operating and finance lease ROU assets and ROU liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases for which we

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

are lessee do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for the asset classes maintained. We exclude short-term leases with a lease term of 12 months or less at the commencement date from our consolidated balance sheets.

Software development and cloud computing arrangement costs

We capitalize costs associated with software developed or obtained for internal use and cloud computing arrangements when the preliminary project stage is completed, and it is determined that the software and cloud computing arrangements will provide significantly enhanced capabilities and modifications. These capitalized software development and cloud computing arrangement costs are included in property and equipment and prepaid and other current assets and other assets, respectively, and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software and cloud computing arrangement projects. Capitalization of these costs ceases once the project is substantially complete and the software and cloud computing arrangement is ready for its intended use. Once the software and cloud computing arrangement are ready for its intended use, the costs are amortized over the useful life of the software and term of the cloud computing arrangement, respectively. Post-configuration training and maintenance costs are expensed as incurred.

Long-lived assets

Intangible assets consist primarily of acquired venue contracts, backlog, customer and partnership relationships, non-compete agreements, technology, and patents and trademarks. We record intangible assets at fair value as of the date of acquisition and amortize these finite-lived assets over the shorter of the contractual life or the estimated useful life on a straight-line basis. We estimate the useful lives of acquired intangible assets based on factors that include the planned use of each acquired intangible asset, the expected pattern of future cash flows to be derived from each acquired intangible asset and contractual periods specified in the related agreements. We include amortization of acquired intangibles in amortization of intangible assets in the accompanying consolidated statements of operations.

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

In October 2020, we completed our restructuring activities, which were initiated in December 2019. Prior to the completion of the restructuring activities, we had one reporting unit. At December 31, 2019, we tested our goodwill for impairment using a market-based approach and no impairment was identified as the fair value of our sole reporting unit was substantially in excess of its carrying amount. As a result of the restructuring, we currently have five reporting units: (i) carrier services for the provision of wireless and cellular services to our wireless customers (“Carrier Services”); (ii) military for the provision of wireless services on military bases (“Military”); (iii) private networks and emerging technologies for the provision of licensed, unlicensed, and shared spectrum services for our venue partners and non-telecom customers (“Private Networks and Emerging Technologies”); (iv) multifamily for the provision of wireless services for our multifamily property owners (“Multifamily”); and (v) legacy for the provision of our other services such as retail, advertising, and wholesale Wi-Fi services to enterprise customers (“Legacy”). In October 2020, immediately prior to the restructuring, we tested our goodwill for impairment using a market-based approach and no impairment was identified. We then estimated the fair value of each reporting unit using an income-based approach, specifically a discounted cash flow model. The cash flow model included significant judgments and assumptions related to revenue growth and discount rates. We reallocated our goodwill to the five reporting units using the relative fair value approach as follows:

Goodwill
Carrier services	$37,740
Military	15,151
Multifamily	3,062
Legacy	1,829
Private networks and emerging technologies	797
$58,579

On October 31, 2020, we tested our goodwill for impairment using an income-based approach and no impairment was identified as the fair value of our five reporting units were substantially in excess of their carrying amounts. On December 31, 2020, we tested our goodwill for impairment using a qualitative assessment and no impairment was identified.

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital. Simultaneously, we purchased capped call options from a financial institution to minimize the impact of potential dilution of our common stock upon conversion. The premium for the capped call options was recorded as additional paid-in capital on our consolidated balance sheets as the options are settleable in our common stock.

Revenue recognition

We generate revenue from several sources including: (i) telecom operators under long-term contracts for access to our DAS, macro tower, small cell, and Wi-Fi networks at our managed and operated locations, (ii) military and retail customers under subscription plans for month-to-month network access that automatically renew, and military and retail single-use access from sales of hourly, daily or other single-use access plans, (iii) arrangements with property owners for multifamily properties that provide for network installation and monthly Wi-Fi services and support for residents and employees or network-as-a-service (“NaaS”), (iv) arrangements with wholesale Wi-Fi customers that provide software licensing, network access, and/or professional services fees, and (v) display advertisements and sponsorships on our walled garden sign-in pages. Software licensed by our wholesale platform services customers can only be used during the term of the service arrangements and has no utility to them upon termination of the service arrangement.

Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied. Contracts entered into at or near the same time with the same customer are combined and accounted for as a single contract if the contracts have a single commercial objective, the amount of consideration is dependent on the price or performance of the other contract, or the services promised in the contracts are a single performance obligation. Contract amendments are routine in the performance of our DAS, tower, small cell, wholesale Wi-Fi, and advertising contracts. Contracts are often amended to account for changes in contract specifications or requirements to expand network access services. In most instances, our DAS, tower, small cell, and wholesale Wi-Fi contract amendments are for additional goods or services that are distinct, and the contract price increases by an amount that reflects the standalone selling price of the additional goods or services; therefore, such contract amendments are accounted for as separate contracts. Contract amendments for our advertising contracts are also generally for additional goods or services that are distinct; however, the contract price does not increase by an amount that reflects the standalone selling price of the additional goods or services. Advertising contract amendments are therefore generally accounted for as contract modifications under the prospective method. Contract amendments to transaction prices with no change in remaining services are accounted for as contract modifications under the cumulative catch-up method.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided. We generally recognize revenue on a gross basis as we are primarily responsible for fulfilling the promises to provide the specified goods or services, we are responsible for paying all costs related to the goods or services before they have been transferred to the customer, and we have discretion in establishing prices for the specified goods or services. Revenue is presented net of any sales and value added taxes.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days for non-recurring payments, the first day of the monthly or quarterly billing cycle for recurring payments for DAS, tower, small cell, and wholesale Wi-Fi contracts, and the first day of the month prior to the month that services are provided for Multifamily contracts. We apply a practical expedient for purposes of determining whether a significant financing component may exist for our contracts if, at contract inception, we expect that the period between when we transfer the promised good or service to the customer and when the customer pays for that good or service will be one year or less. In instances where the customer pays for a good or service one year or more in advance of the period when we transfer the promised good or service to the customer, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is not to receive financing from our customers or to provide customers with financing but rather to maximize our profitability on the customer contract. Specifically, inclusion of non-refundable upfront fees in our long-term customer contracts increase the likelihood that the customer will be committed through the end of the contractual term and ensures recoverability of the capital outlay that we incur in expectation of the customer fulfilling its contractual obligations. We may also provide service credits to our customers if we fail to meet contractual monthly system uptime requirements and we account for the variable consideration related to these service credits using the most likely amount method.

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

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS, Multifamily, and Legacy wholesale Wi-Fi contracts in our consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our Legacy wholesale Wi-Fi contracts and Multifamily network-as-a-service (“NaaS”) contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing. Our Multifamily network construction, service and support contracts can be presented as either contract liabilities or contract assets primarily as a result of timing of invoicing for the network installations.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the years ended December 31, 2020 and 2019 and are included in prepaid expenses and other current assets and non-current other assets on our consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

Carrier services

DAS, towers, and small cells

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

We enter into long-term contracts with telecom operators for access to our DAS, tower, and small cell networks at our managed and operated locations. The initial term of our DAS, tower, and small cell contracts with telecom operators can range up to 20 years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our DAS, tower, and small cell customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS, tower, and small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We apply significant judgment in determining whether the customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation. We believe that a material right generally does not exist for our DAS, tower, and small cell customer contracts that contain renewal options because the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS, tower, and small cell service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain such exclusive DAS, tower, and small cell service provider. Our contracts also provide our DAS, tower, and small cell customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services depends entirely on the market rate of such services at the time such services are requested, and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal. Periodically, we install and sell DAS, tower, and small cell networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks, and we recognize build-out fees for such projects as revenue when the installation work is completed and the network has been accepted by the customer or using a cost-to-cost method over the network installation period depending on when control is transferred to the customer.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access, maintenance, and other fees. The upfront build-out fee is generally structured as a firm-fixed price or cost-plus arrangement and becomes payable as certain contract and/or construction milestones are achieved. Our DAS, tower, and small cell networks are generally neutral host networks that can accommodate multiple telecom operators. Some of our DAS customer contracts provide for credits that may be issued to existing telecom operators for additional telecom operators subsequently joining the DAS network. The credits are generally based upon a fixed dollar amount per additional telecom operator, a fixed percentage amount of the original build-out fee paid by the telecom operator per additional telecom operator, or a proportionate share based upon the split among the relevant number of telecom operators for the actual costs incurred by all telecom operators to construct the DAS network. In most cases, there is significant uncertainty on whether additional telecom operator contracts will be executed at inception of the contract with the existing telecom operator. We believe that the upfront build-out fee is fixed consideration once the build-out is complete and any subsequent credits that may be issued would be accounted for in a manner similar to a contract modification under the prospective method because (i) the execution of customer contracts with additional telecom carriers is at our sole election and (ii) we would not execute agreements with additional telecom carriers if it would not increase our revenues and gross profits at the venue level. Further, the credits issued to the existing telecom operator changes the transaction price on a go-forward basis, which corresponds with the decline in service levels for the existing telecom operator once the neutral host DAS network can be accessed by the additional telecom operator. The recurring access, maintenance, and other fees generally escalate on an annual basis. The recurring fees are

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

variable consideration until the contract term and annual escalation dates are fixed. We estimate the variable consideration for our recurring fees using the most likely amount method based on the expected commencement date for the services. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations.

We generally recognize revenue related to our single performance obligation for our DAS, tower, and small cell customer contracts monthly over the contract term once the customer may access the DAS, tower, and small cell network and we commence maintenance on the DAS, tower, and small cell network.

Wi-Fi offload

We enter into contracts with telecom operators to move traffic from their licensed cellular networks onto our Wi-Fi networks at our managed and operated locations. Our offload contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide telecom operators' end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure includes recurring fees that are accounted for as fixed consideration. We generally recognize revenue related to our single performance obligation for our offload customer contract monthly over the contract term once services have launched.

Military

Retail

Military retail customers must review and agree to abide by our standard “Customer Agreement (With Acceptable Use Policy) and End User License Agreement” before they are able to sign up for our subscription or single-use Wi-Fi network access services. Our Military retail customer contracts generally contain a single performance obligation—provide non-exclusive access to Wi-Fi services, together with performance of standard maintenance, customer support, and the Wi-Finder app to facilitate seamless connection to the Company’s Wi-Fi network. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts also provide our Military retail subscription customers with the option to renew the agreement when the subscription term is over. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is cancellable within 5 days’ notice prior to the end of the then current term by either party.

The contract transaction price is determined based on the subscription or single-use plan selected by the customer. Our Military retail service plans are for fixed price services as described on our website. From time to time, we offer promotional discounts that result in an immediate reduction in the price paid by the customer. Subscription fees from Military retail customers are paid monthly in advance. We provide refunds for our Military retail services on a case-by-case basis. Refunds and credit card chargeback amounts are not significant and are recorded as contra-revenue in the period the refunds are made, or chargebacks are received.

Subscription fee revenue is recognized ratably over the subscription period. Revenue generated from Military retail single-use access is recognized when access is provided, and the performance obligation is satisfied.

Bulk services

We enter into short-term and long-term contracts with the U.S. government to provide network installation services and Wi-Fi services at specified locations on military bases on a bulk basis. The U.S. government may modify, curtail or terminate its contracts with us, either at its convenience or for default based on performance. Our Military bulk services customer contracts generally contain a single performance obligation—provide non-exclusive

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

rights to access our Wi-Fi networks to provide military personnel with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We apply significant judgment in determining whether the customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation. We believe that a material right generally exists for our Military bulk services customer contracts that contain renewal options because of our successful history of renewing our contracts with the U.S. government.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access fees. The upfront build-out fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or construction milestones are achieved. The recurring fees may include escalations and are variable consideration until the contract term becomes fixed. We generally recognize revenue related to our single performance obligation for our Military bulk services customer contract monthly on a straight-line basis, where applicable, over the contract term once the customer has accepted the network installation services, where applicable, and services have launched.

Private networks and emerging technologies

Our customer contracts for private networks and emerging technologies generally contain two performance obligations: (i) install the network required to provide licensed, unlicensed, and shared spectrum services; and (ii) provide management services for those installed networks. Our contracts may also provide our customers with the option to renew the agreement. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract.

Our contract fee structure generally includes a network installation fee and recurring service fees. The network installation fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or installation milestones are achieved. Title to the equipment is generally owned by the customer once it is delivered and/or installed. We generally recognize revenue related to our network installation performance obligation using a cost-to-cost method over the network installation period.

The recurring fees commence once the network is launched with recurring fees generally based upon a fixed fee that may include annual escalations. We recognize revenue related to the recurring fees on a monthly basis over the contract term as the services are rendered and the performance obligation is satisfied.

Multifamily

We enter into long-term contracts with property owners for the installation of developer-owned or Boingo-owned Wi-Fi networks and the provision of recurring Wi-Fi services and technical support once the Wi-Fi networks are constructed. The initial term of our contracts with property owners can range up to ten years and the contracts may contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, which is the period during which we have present and enforceable rights and obligations.

Developer-owned networks

Our customer contracts for developer-owned Wi-Fi networks that we construct and provide service and support for generally contain two performance obligations: (i) install the network required to provide Wi-Fi services; and (ii) provide Wi-Fi services and technical support to the residents and employees. Our contracts may also provide our

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

property owners with the option to renew the agreement. We do not consider this option to provide the property owner with a material right that should be accounted for as a separate performance obligation because the property owner would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

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

Boingo-owned networks / NaaS

Our customer contracts for Boingo-owned Wi-Fi networks are generally structured as NaaS arrangements for the provision of Wi-Fi services and technical support for residents and employees at the property as our Boingo-owned Wi-Fi networks may be used by other retail and wholesale Wi-Fi customers. Our NaaS contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide residents and employees of the property with access to the high-speed broadband network that may be bundled together with technical support services and/or performance of standard network maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes recurring fees that generally escalate on an annual basis that are accounted for as fixed consideration. We generally recognize revenue related to our single performance obligation for our NaaS contracts monthly on a straight-line basis, where applicable, over the contract term once services have launched.

Legacy

Comes with Boingo and Wholesale Wi-Fi

We enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. We also enter into long-term contracts with

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

enterprise customers such as cable companies, technology companies, and enterprise software/services companies, that pay us usage-based Wi-Fi network access and software licensing fees to allow their customers’ access to our footprint worldwide. The initial term of our contracts with Comes with Boingo and wholesale Wi-Fi customers generally range up to five years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our Comes with Boingo and wholesale Wi-Fi customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers’ end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

Our contract fee structure may include varying components of a minimum fee and usage-based fees. Minimum fees represent fixed price consideration while usage-based fees represent variable consideration. With respect to variable consideration, our commitment to our Comes with Boingo and wholesale Wi-Fi customers consists of providing continuous access to the network. It is therefore a single performance obligation to stand ready to perform and we allocate the variable fees charged for usage when we have the contractual right to bill. The variable component of revenue is recognized based on the actual usage during the period.

Comes with Boingo and wholesale Wi-Fi revenue is recognized as it is earned over the relevant contract term with variable consideration recognized when we have the contractual right to bill.

Retail

Revenue recognition for our Legacy retail customers is the same as for our Military retail customers. Refer to the Military retail section for further information.

Tenant services

We offer our venue partners and their tenants the ability to implement a turnkey Wi-Fi solution through a Wi-Fi network infrastructure that we install, manage and operate. Our turnkey solutions for our venue partners include a variety of service models that are supported through a mix of wholesale Wi-Fi, retail, and advertising revenue. Our managed services and tenant services contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide end customers with access to the high-speed broadband network that may be bundled together with support services and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure may include varying components of an upfront build-out fee and recurring access fees. The upfront build-out fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or construction milestones are achieved. The recurring fees may include escalations and are variable consideration until the contract term becomes fixed. We generally recognize revenue related to our single performance obligation for our managed services and tenant services customer contract monthly on a straight-line basis, where applicable, over the contract term once the customer has accepted the network installation services,

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

where applicable, and services have launched. Periodically, we install and sell Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks, and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer or using a cost-to-cost method over the network installation period depending on when control is transferred to the customer.

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

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our consolidated balance sheets. As of December 31, 2020 and 2019, the Company had $(2,280) and $(1,447), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of December 31, 2020 and 2019 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

The functional currency for all of our other foreign subsidiaries is the U.S. dollar. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the consolidated statements of operations. For the years ended December 31, 2020, 2019, and 2018, we had no significant foreign currency transaction gains and losses.

Cost of sales

Cost of sales consist primarily of revenue share payments to venue owners where our managed and operated hotspots are located, usage-based fees to our roaming network partners for access to their networks, depreciation of

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

equipment related to network build-out projects in our managed and operated locations, bandwidth and other Internet connectivity expenses in our managed and operated locations, and network installation, service and support costs for our Multifamily properties.

Advertising, marketing and promotion costs

Advertising production costs are generally expensed the first time the advertisement is run. No advertising production costs were capitalized for the years ended December 31, 2020, 2019 and 2018. Endorsement payments are expensed on a straight-line basis over the term of the contract. All other costs of advertising, marketing and promotion are expensed as incurred. Advertising expenses charged to operations totaled $1,908, $2,205 and $2,213 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Under the terms of the LLC agreement for CCDG, we are generally required to distribute annually to the CCDG non-controlling interest holders 30% of allocated net profits less capital expenditures of the preceding year. For the

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

years ended December 31, 2020, 2019 and 2018, we made distributions of $262, $1,003 and $614, respectively, to non-controlling interest holders of CCDG.

Under the terms of the LLC agreement for BHPL, we attributed profits and losses to the non-controlling interest in BHPL in proportion to their holdings. For the years ended December 31, 2020, 2019 and 2018, we made no distributions to the non-controlling interest holder of BHPL.

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

Segment and geographic information

In 2020, we completed our restructuring activities, which were initiated in December 2019. Prior to the completion of the restructuring activities, we operated as one reportable segment—a service provider of wireless connectivity solutions across our managed and operated network and aggregated network for mobile devices such as laptops, smartphones, tablets and other wireless-enabled consumer devices. This single segment was consistent with the internal organizational structure and the manner in which operations were reviewed and managed by our Chief Executive Officer, the chief operating decision maker.

We currently have five reportable and operating segments: (i) carrier services for the provision of wireless and cellular services to our wireless customers (“Carrier Services”); (ii) military for the provision of wireless services on military bases (“Military”); (iii) private networks and emerging technologies for the provision of licensed, unlicensed, and shared spectrum services for our venue partners and non-telecom customers (“Private Networks and Emerging Technologies”); (iv) multifamily for the provision of wireless services for our multifamily property owners (“Multifamily”); and (v) legacy for the provision of our other services such as retail, advertising, and wholesale Wi-Fi services to enterprise customers (“Legacy”). Prior period segment results have been recast to conform to the current presentation.

We evaluate reportable and operating segment performance primarily based on revenues and income (loss) from operations, which is our segment operating performance measure. The income (loss) from operations of each of the reportable and operating segments include only those costs which are specifically related to each reportable and operating segment, which consist primarily of cost of sales, sales and marketing, depreciation, and the direct costs of employees within those reportable and operating segments. We do not allocate corporate overhead costs or non-operating income and expenses to reportable and operating segments, which include unallocable overhead costs associated with our corporate offices, certain executive compensation including stock compensation, costs related to our accounting, finance, legal, engineering, marketing, and human resources departments, among others.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Segment information under the new five reportable segment basis, with a reconciliation to the consolidated statements of operations, is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Revenue:
Carrier services	$107,746	$115,806	$117,953
Military	76,753	74,911	67,342
Multifamily	21,567	25,008	11,228
Legacy	29,134	46,058	54,248
Private networks and emerging technologies	2,216	2,007	50
Total revenue	$237,416	$263,790	$250,821

	Year Ended December 31,
	2020	2019	2018
Income (loss) from operations:
Carrier services	$19,671	$30,043	$31,294
Military	24,027	20,736	14,250
Multifamily	(6,690)	(7,225)	(3,030)
Legacy	42	5,616	6,101
Private networks and emerging technologies	1,266	1,963	(26)
Unallocated overhead costs	(47,433)	(54,837)	(51,586)
Total loss from operations	(9,117)	(3,704)	(2,997)
Interest expense and amortization of debt discount	(9,004)	(8,618)	(2,400)
Interest income and other expense, net	538	2,017	513
Loss before income taxes	$(17,583)	$(10,305)	$(4,884)

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization of property and equipment and intangible assets:
Carrier services	$47,381	$41,210	$50,933
Military	17,309	15,998	15,139
Multifamily	3,117	2,741	1,075
Legacy	7,770	8,103	9,101
Private networks and emerging technologies	10	—	—
Unallocated overhead costs	7,014	7,381	6,299
Total depreciation and amortization of property and equipment and intangibles assets	$82,601	$75,433	$82,547

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Capital expenditures:
Carrier services	$86,404	$114,713	$83,764
Military	9,934	7,339	7,852
Multifamily	1,990	1,242	84
Legacy	3,572	4,653	10,758
Private networks and emerging technologies	206	318	—
Unallocated capital expenditures	4,156	5,431	6,272
Total capital expenditures	$106,262	$133,696	$108,730

Assets allocated to each reportable and operating segment include property and equipment, net, goodwill, and intangible assets, net that are specifically identifiable for one of our reportable and operating segments. Our reportable and operating segments also represent reporting units for goodwill impairment testing purposes. Unallocated assets are those assets not directly related to a specific reportable and operating segment.

Assets allocated to each reportable and operating segment, which a reconciliation to the consolidated balance sheet, are as follows:

	December 31,
	2020	2019
Assets:
Carrier services	$364,484	$325,500
Military	66,968	73,981
Multifamily	12,713	13,772
Legacy	18,591	23,402
Private networks and emerging technologies	1,024	1,304
Unallocated other corporate assets	112,699	162,508
Total assets	$576,479	$600,467

All significant long-lived tangible assets are held in the United States of America. We do not disclose sales by geographic area because it would be impracticable to do so.

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. We have selected January 1, 2021 as our effective date and will be adopting the standard under the modified retrospective method.

Adoption of ASU 2020-06 using the modified retrospective method will require us to record a cumulative effect adjustment, net of tax, to accumulated deficit of $6,566 on January 1, 2021. In addition, adoption of the standard will result in the following changes to the consolidated balance sheet as of January 1, 2021:

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

	January 1, 2021	Adjustment for	January 1, 2021
	(Unadjusted)	Adoption	(Adjusted)
Property and equipment, net	$406,328	$(6,076)	$400,252
Long-term debt	$171,695	$27,279	$198,974
Additional paid-in capital	$241,868	$(39,921)	$201,947

The changes to the consolidated balance sheet as of January 1, 2021 were primarily due to the following factors: (i) reclassification of the equity component of our Convertible Notes related to the cash conversion feature to a liability thereby eliminating the debt discount; (ii) reclassification of debt issuance costs for the equity component of our Convertible Notes to a liability; (iii) adjustment of the amount of interest expense capitalized as part of our property and equipment; and (iv) reversal of $5,686 of income tax benefit related to the equity component of the Convertible Notes that was recorded as additional paid-in capital. As of December 31, 2020, we also have $27,949 of gross deferred tax liabilities related to the equity component of our Convertible Notes. The adoption of ASU 2020-06 will not have any impact on our net deferred tax as of January 1, 2021 due to the valuation allowance. Effective January 1, 2021, we will also calculate the dilutive effect of the Convertible Notes on our diluted EPS using the if-converted method.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As such, the assets acquired and liabilities assumed were recorded at their acquisition-date fair values. The total purchase price was $28,612, which included contingent consideration fair valued at $961. At the closing date, we paid cash of $15,576. $11,000 of the purchase price was held back for third party consents not obtained at closing for certain customer agreements, which were released as Elauwit delivered third party consents with respect to such customer agreements, and $2,000 of the purchase price was held back as an indemnification holdback that was retained for a period of 12 months following the closing of the acquisition. In 2018, we paid $9,048 of the amounts held back for third party consents. In 2019, we paid the remaining $1,952 for amounts held back for third party consents and $1,075 of the indemnification holdback consideration with the remaining $925 retained by the Company for settlement of working capital deficit and other indemnification matters discussed further below. Of the $925 retained by the Company, $566 related to undisclosed liabilities associated with acquired contracts that were initially recorded as network costs in the consolidated statement of operations in the period in which the costs were incurred instead of recognizing a reduction in the indemnification liability and establishing an unfavorable contract liability. Accordingly, in 2019, an out-of-period adjustment was recognized that reduced cost of sales by $566 to correct for costs associated with these unfavorable contracts that were recorded in the prior periods. We did not make any payments related to the contingent consideration as the revenue targets were not met.

The fair value of the contingent consideration was based on Level 3 inputs. Further changes in the fair value of the contingent consideration would be recorded through operating income (loss). The contingent consideration was valued at the date of acquisition using the Monte Carlo method reflecting the average expected monthly revenue, an annual risk-free rate of 2.78%, and an annual revenue volatility rate of 40%.

The identifiable intangible assets were primarily valued using the excess earnings, relief from royalty, and loss-of-revenue methods using discount rates ranging from 8.0% to 21.0% and a 1.0% royalty rate, where applicable, except for certain backlog intangible assets held for sale that were valued at fair value less costs to sell using a discount rate of 8%. The amortizable intangible assets held for use are amortized on a straight-line basis over their

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

estimated useful lives. Intangible assets held for sale are not amortized. We allocated the excess of the purchase price over the fair value of assets acquired and liabilities assumed to goodwill, which is deductible for tax purposes. The goodwill that arose from the Elauwit acquisition was attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Elauwit with us.

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

Pro forma results (Unaudited)

The following table presents the unaudited pro forma results of the Company for the year ended December 31, 2018 as if the acquisition of Elauwit had occurred on January 1, 2017 and therefore includes Elauwit’s revenue and net income (loss), as adjusted, for the period. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2017. Income taxes were calculated based on the effective tax

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

rate for 2018, excluding the tax effects on the equity component of Convertible Notes recorded in 2018. Acquisition transaction costs have been excluded from the pro forma net loss.

Year Ended December 31,
2018
Revenue	$268,693
Net loss	(739)
Net loss attributable to common stockholders	(2,224)

Net loss per share attributable to common stockholders
Basic	$(0.05)
Diluted	$(0.05)

4. Restructuring

In December 2019, the Company approved and adopted a plan to restructure the Company's business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Under this plan, the Company's management and employees will be focused primarily on managing its key business of i) providing services to the wireless carriers, ii) generating business on military bases, and iii) growing the Company's multifamily business, in addition to managing the profitability of the Company's legacy business such as retail and advertising. As part of the business realignment plan, the Company eliminated approximately 80 positions. We completed our restructuring activities and modified our reportable segments and reporting unit in 2020, which is the period that such actions were completed.

Restructuring charges, which were comprised of employee severance and benefits expense, recorded within selling, general and administrative expenses in the consolidated statement of operations amounted to $2,298 for the year ended December 31, 2019. Restructuring activity for the years ended December 31, 2020 and 2019 was as follows:

Accrued Employee
Severance and
Benefits
Balance, January 1, 2019	$—
Additional accruals	2,298
Adjustments	(49)
Cash payments	—
Non-cash settlements	—
Balance, December 31, 2019	2,249
Additional accruals	—
Adjustments	—
Cash payments	(2,249)
Non-cash settlements	—
Balance, December 31, 2020	$—

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

5. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$15,286	$6,061
Money market funds	20,825	34,340
Total cash and cash equivalents	$36,111	$40,401
Short-term marketable securities-available-for-sale:
Marketable securities	$4,565	$40,214
Total short-term marketable securities	$4,565	$40,214

All contractual maturities of marketable securities were less than one year at December 31, 2020. Marketable securities consist primarily of debt securities which include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. For the years ended December 31, 2020, 2019 and 2018, interest income was $588, $2,012 and $742, respectively, which is included in interest income and other expense, net in the accompanying consolidated statements of operations.

6. Accounts receivables, net

Included in accounts receivables, net for the periods indicated was the allowance for doubtful accounts, which consisted of the following:

Allowance for
Doubtful Accounts
Balance, December 31, 2017	$863
Additions charged to operations	363
Deductions from reserves, net	(43)
Balance, December 31, 2018	1,183
Additions charged to operations	181
Deductions from reserves, net	(278)
Balance, December 31, 2019	1,086
Additions charged to operations	28
Deductions from reserves, net	(106)
Balance, December 31, 2020	$1,008

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

7. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net, contract liability, net balances from contracts with customers for the years ended December 31, 2020 and 2019 are as follows:

	Contract	Contract
	Assets, Net	Liabilities, Net
Balance at December 31, 2019	$967	$227,889
Balance at December 31, 2020	547	224,754
Change	$(420)	$(3,135)

Balance at December 31, 2018	$468	$217,733
Balance at December 31, 2019	967	227,889
Change	$499	$10,156

The current and non-current portions of our contract assets, net is included within prepaid expenses and other current assets and other assets, respectively, and current and non-current portions of our contract liabilities, net are included within deferred revenue and deferred revenue, net of current portion, respectively, in our consolidated balance sheets. Contract assets, net is generated from our Carrier Services, Multifamily and Legacy wholesale Wi-Fi contracts and the change in the contract assets, net balance includes activity related to amounts invoiced offset by revenue recognized from performance obligations satisfied in the current reporting period.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the years ended December 31, 2020, 2019, and 2018 include the following:

	Year Ended December 31,
	2020	2019	2018
Amounts included in the beginning of period contract liability balance	$84,368	$88,890	$85,592
Amounts associated with performance obligations satisfied in previous periods	(55)	447	378

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for our Carrier Services contracts was $210,290. We expect to recognize this revenue as service is provided over the remaining contract term. As of December 31, 2020, our Carrier Services contracts have a remaining duration of less than one year to approximately fourteen years.

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our Military contracts was $2,774. We expect to recognize this revenue as service is provided over the remaining contract term. As of December 31, 2020, our Military contracts have a remaining duration of less than one year to approximately eight years.

Certain of our Legacy wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our Legacy wholesale Wi-Fi contracts with guaranteed minimum consideration was $5,484. We expect to recognize this revenue as service is provided over the remaining contract term. As of December 31, 2020, our Legacy wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately fourteen years.

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

8. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	December 31,
	2020	2019
Leasehold improvements	$596,242	$550,427
Construction in progress	118,055	78,343
Software	65,532	60,814
Computer equipment	14,808	16,707
Furniture, fixtures and office equipment	2,506	2,140
Total property and equipment	797,143	708,431
Less: accumulated depreciation and amortization	(390,815)	(328,188)
Total property and equipment, net	$406,328	$380,243

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, for the years ended December 31, 2020, 2019, and 2018 amounted to $78,313, $70,862, and $78,837, respectively.

During the years ended December 31, 2020, 2019, and 2018, we recognized $23, $370, and $148, respectively, of impairment losses primarily related to construction in progress projects that were abandoned. During the years ended December 31, 2020 and 2018, we also recognized $39 and $90, respectively, of losses on disposals of property and equipment.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Goodwill and intangible assets

Goodwill

The following table sets forth the changes in our goodwill balance, for all periods presented:

Goodwill
Balance at December 31, 2018	$59,640
Measurement period adjustments for acquisition of Elauwit	(1,061)
Balance at December 31, 2019	$58,579

Intangible assets

The following table sets forth the changes in our intangible assets balance, for all periods presented:

Intangible
Assets
Balance at December 31, 2018	$19,152
Measurement period adjustments for acquisition of Elauwit	(48)
Reclassification of assets held for sale, net	407
Amortization expense	(4,571)
Balance, December 31, 2019	14,940
Amortization expense	(4,288)
Balance, December 31, 2020	$10,652

Intangible assets at December 31, 2020 consist of the following:

	Historical	Accumulated
	Cost	Amortization	Net
Venue contracts	$19,710	$(16,030)	$3,680
Backlog	7,388	(3,578)	3,810
Customer and partner relationships	3,780	(962)	2,818
Non-compete agreements, technology and other	2,134	(1,790)	344
Total intangible assets	$33,012	$(22,360)	$10,652

Intangible assets at December 31, 2019 consist of the following:

	Historical	Accumulated
	Cost	Amortization	Net
Venue contracts	$20,431	$(15,247)	$5,184
Backlog	7,388	(2,104)	5,284
Customer and partner relationships	3,780	(584)	3,196
Non-compete agreements, technology and other	4,814	(3,538)	1,276
Total intangible assets	$36,413	$(21,473)	$14,940

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

9. Goodwill and intangible assets (Continued)

The decrease in our intangible assets cost and accumulated amortization balances from 2019 to 2020 is primarily related to the write-off of intangible assets that have expired.

Amortization expense for fiscal years 2021 through 2025 and thereafter is as follows:

Amortization
Year	Expense
2021	$3,556
2022	3,095
2023	1,901
2024	681
2025	416
Thereafter	1,003
$10,652

10. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2020	2019
Customer liabilities	$21,964	$19,403
Construction in progress	13,679	18,197
Revenue share	5,514	9,844
Taxes	4,455	3,642
Salaries and wages	3,684	6,023
Professional fees	871	1,196
Partner network	651	687
Other	5,166	6,160
Total accrued expenses and other liabilities	$55,984	$65,152

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

The Convertible Notes have an initial conversion rate of 23.6323 shares of common stock per $1 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances. This represents an initial effective conversion price of approximately $42.31 per share.

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

In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions with a financial institution. The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes. The cap price of the capped call transactions is initially $65.10 per share of the Company’s common stock and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap based on the cap price. The Company paid $23,969 for the capped call transactions, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the sale of the Convertible Notes. The capped call is expected to be tax deductible as the Company elected to integrate the capped call into the Convertible Notes for tax purposes. The tax effect on the equity component of the Convertible Notes of $5,686 was recorded as additional paid-in capital.

The following table summarizes the Convertible Notes:

	December 31,
	2020	2019
Par value of the Convertible Notes	$201,250	$201,250
Unamortized debt discounts	(27,949)	(36,813)
Unamortized debt issuance costs	(2,772)	(3,673)
Net carrying value of Convertible Notes	$170,529	$160,764

The fair value of our Convertible Notes was $182,886 as of December 31, 2020. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of November 23, 2020 and is classified as Level 2 in the fair value hierarchy. There were no trades between November 23, 2020 and December 31, 2020. As of December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.

The Company incurred debt issuance costs of $6,169 in October 2018. In accordance with FASB ASC 470, Debt, these costs were allocated to debt and equity components in proportion to the allocation of proceeds. $1,442 of issuance costs were recorded as additional paid-in capital and such amounts are not subject to amortization. The remaining issuance costs of $4,727 are recorded as debt issuance costs in the net carrying value of Convertible Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest expense and amortization of

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

debt discount in the accompanying consolidated statements of operations. The following table sets forth interest expense related to the Convertible Notes for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$2,012	$2,012	$481
Amortization of debt issuance costs	901	849	205
Amortization of debt discount	8,864	8,245	1,992
Total	$11,777	$11,106	$2,678
Effective interest rate of the liability component	7.1%	7.1%	7.1%

During the years ended December 31, 2020, 2019, and 2018 we capitalized $4,062, $3,042, and $508, respectively, of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt discount and debt issuance costs for fiscal years 2021 through 2023 is as follows:

	Debt	Debt Issuance
Year	Discounts	Costs
2021	$9,528	$955
2022	10,241	1,015
2023	8,180	802
	$27,949	$2,772

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

In March 2020, we drew down $100,000 from our Revolving Line of Credit and repaid the full amount outstanding in September 2020. As of December 31, 2020, we had no amounts outstanding under the Revolving Line of Credit and $1,944 outstanding under the Term Loan. As of December 31, 2019, we had no amounts outstanding under the Revolving Line of Credit and $2,722 outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums. We complied with all such financial covenants through December 31, 2020.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Principal payments due under our Term Loan through 2023 are as follows:

Principal
Year	Payments
2021	$778
2022	778
2023	388
$1,944

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, for the Credit Facility and the November 2014 Credit Facility are included in interest expense and amortization of debt discount in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018. Amortization and interest expense for the Credit Facility and November 2014 Credit Facility capitalized amounted to $1,146, $98, and $288 for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization and interest expense for the Credit Facility and November 2014 Credit Facility expensed amounted to $678, $399, and $106 for the years ended December 31, 2020, 2019, and 2018, respectively. The interest rate for the Credit Facility for the year ended December 31, 2020 ranged from 3.0% to 4.0%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization
Year	Expense
2021	$457
2022	457
2023	120
$1,034

13. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to eight years and our finance leases have remaining lease terms of less than one year. Some of our operating leases may include one or more options to renew and can extend the lease term from one year to ten years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2020, assets recorded under finance leases were $12,265 and accumulated depreciation and amortization associated with finance leases was $7,533. As of December 31, 2019, assets recorded under finance leases were $12,280 and accumulated depreciation and amortization associated with finance leases was $5,387.

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease expense	$3,267	$3,628
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	$2,161	$2,103
Interest on lease liabilities	18	56
Total finance lease expense	$2,179	$2,159

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Interest on lease liabilities capitalized, which is excluded from the above table, during the years ended December 31, 2020 and 2019, amounted to $44 and $116, respectively.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,866)	$(3,949)
Operating cash flows from finance leases	(63)	(172)
Financing cash flows from finance leases	(2,720)	(4,201)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	17,595

Operating lease ROU assets obtained in exchange for lease obligations for the year ended December 31, 2019 include the effects of the adoption of ASC 842, Leases, effective January 1, 2019, which resulted in the recording of $16,916 of operating lease ROU assets as of January 1, 2019.

Other information related to leases was as follows:

	December 31,
	2020		2019
Weighted average remaining lease term:
Operating leases	5.2	years	6.1	years
Financing leases	0.3	years	1.2	years
Weighted average discount rate:
Operating leases	5.3%		5.3%
Finance leases	3.2%		3.2%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 as presented in accordance with ASC 842 were as follows:

	Operating	Finance
Years ended December 31,	Leases	Leases
2021	$3,393	$574
2022	3,692	—
2023	3,645	—
2024	3,655	—
2025	3,707	—
Thereafter	1,528	—
Total future minimum lease payments	19,620	574
Less: Imputed interest	(2,501)	(1)
Total	17,119	573
Current portion of operating and finance leases	2,632	573
Long-term portion of operating and finance leases	$14,487	$—

Rent expense for our leases of office and other facilities, which was recorded on a straight-line basis over the term of the lease in accordance with ASC 840, Leases, for the year ended December 31, 2018 was $3,323.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

14. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,825	$—	$—	$20,825
Marketable securities	—	4,565	—	4,565
Total assets	$20,825	$4,565	$—	$25,390

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,843	$1,497	$—	$34,340
Marketable securities	6,262	33,952	—	40,214
Total assets	$39,105	$35,449	$—	$74,554

Our marketable securities utilize Level 1 and Level 2 inputs and consist primarily of corporate debt securities, which primarily include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. We have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturity securities are classified as Level 2 securities. Our marketable securities are valued at amortized cost, which approximates fair value. The fair value of our fixed maturity marketable securities is derived through the use of a third-party pricing source using recent reported trades for identical or similar securities, making adjustments through December 31, 2020 based upon available market observable data.

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

Beginning balance, January 1, 2019	$961
Change in fair value	(961)
Balance, December 31, 2019	$—

We did not make any payments for the contingent consideration related to the Elauwit acquisition. The change in fair value of contingent consideration was recorded in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2019.

15. Stockholders’ equity

At December 31, 2020 and 2019, we are authorized to issue up to 100,000,000 shares of common stock. We are required to reserve and keep available out of our authorized but unissued shares of common stock such number of shares sufficient to effect the exercise of all outstanding common stock warrants, plus shares granted and available for grant under our Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”) and 2011 Equity Incentive Plan (the “2011 Plan”), as amended.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

The amount of such shares of common stock reserved for these purposes is as follows:

	December 31,
	2020	2019

	(in thousands)
Outstanding stock options under the 2001 Plan	—	7
Outstanding stock options under the 2011 Plan	109	228
Outstanding RSUs under the 2011 Plan	951	633
Shares available for grant under the 2011 Plan	1,382	2,478
Total	2,442	3,346

The Convertible Notes have an initial conversion rate of 23.6323 shares of common stock per $1 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances. The number of shares that would be issuable assuming conversion of all of the Convertible Notes is approximately 4,756,000.

16. Income taxes

The income tax (expense) benefit by jurisdiction recorded as part of continuing operations consists of the following for the years ended December 31:

	2020	2019	2018
U.S. federal:
Current	$(5)	$(20)	$(18)
Deferred	114	115	4,569
Total U.S. federal	$109	$95	$4,551
U.S. state and local:
Current	$(142)	$(32)	$(285)
Deferred	(123)	(35)	1,048
Total U.S. state and local	$(265)	$(67)	$763
Foreign:
Current	$(1)	$—	$(161)
Total foreign	$(1)	$—	$(161)

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

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following for the years ended December 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State and local	5.5	11.2	19.7
Foreign rate differential	0.9	0.2	(0.5)
Stock options	2.7	(52.2)	(47.2)
Excess tax benefits from stock-based compensation	(2.9)	95.5	106.4
Non-controlling interests	(0.3)	0.2	5.5
Valuation allowance	(26.7)	(74.7)	(90.7)
Uncertain tax positions	—	—	2.3
Convertible Notes	—	—	94.9
Other	(1.1)	(0.9)	(5.9)
Income taxes	(0.9)%	0.3%	105.5%

We have a foreign subsidiary in the United Kingdom, which has generated losses since inception resulting in a $1,773 deferred tax asset with a corresponding valuation allowance as of December 31, 2020. We also have a majority owned foreign subsidiary in Brazil, which has a $967 deferred tax asset with a corresponding valuation allowance as of December 31, 2020 due to historical operating losses. Foreign income (loss) before income taxes was $400, $(28) and $(577) for 2020, 2019, and 2018, respectively.

As of December 31, 2020, we were in a net tested loss position in our subsidiaries located outside of the U.S. In the event that we generate earnings in these subsidiaries, our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state income taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following for the years ended December 31:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$46,998	$44,565
Outside basis differences for U.S. partnerships	7,941	8,656
Operating lease liabilities	4,076	4,695
Deferred revenue	800	782
Deferred compensation	86	623
State taxes	39	44
Stock options	—	—
Other	2,099	939
Valuation allowance	(46,459)	(41,646)
Net deferred tax assets	15,580	18,658
Deferred tax liabilities:
Property and equipment	(5,729)	(6,943)
Convertible Notes	(3,403)	(4,366)
Operating lease right-of-use assets	(2,888)	(3,348)
Intangible assets	(3,106)	(3,079)
Stock options	(1,438)	(1,915)
Net deferred tax liabilities	(16,564)	(19,651)
Net deferred taxes	$(984)	$(993)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, we had federal net operating loss carryforwards of approximately $170,907 and $164,373, respectively, of which $87,162 will be carried forward indefinitely, state net operating loss carryforwards of approximately $181,488 and $170,831, respectively, and foreign net operating loss carryforwards of $11,710 and $11,671, respectively. The federal net operating loss carryforwards will begin to expire in 2025, and our foreign net operating loss carryforwards have an indefinite life. Our state net operating loss carryforwards will begin to expire in 2032. Our ability to utilize certain of our net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation
Allowance
Balance, December 31, 2017	$34,990
Decrease credited to operations	(1,180)
Balance, December 31, 2018	33,810
Additions charged to operations	7,843
Decrease credited to operations	(7)
Balance, December 31, 2019	41,646
Additions charged to operations	4,816
Decrease credited to operations	(3)
Balance, December 31, 2020	$46,459

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

We recognized interest and penalties related to income tax matters in income taxes. Interest and penalties were not material during the years ended December 31, 2020, 2019, and 2018.

We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. As of December 31, 2020 and 2019, we had $0 in uncertain tax positions. We accrue interest and penalties related to unrecognized tax benefits as a component of income taxes.

Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes consider current tax laws, their interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period to resolve. We are subject to taxation in the United States and in various states. Our tax years 2017 and forward are subject to examination by the IRS and our tax years 2016 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.

In response to the market volatility and instability resulting from the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act (“TCJA”) that was enacted in the U.S. in December 2017. The CARES Act allows for a five-year carryback of federal NOLs generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020. In addition, the CARES Act generally allows taxpayers to deduct interest up to 50% of adjusted taxable income (30% limit under the TCJA) for tax years 2019 and 2020. The CARES Act also allows taxpayers with prior year alternative minimum tax (repealed by the TCJA) (“AMT”) credits to accelerate refund claims to tax years beginning in 2018 and 2019 instead of recovering the credits over a period of years, as originally enacted by the TCJA.

The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2020, or to our U.S. federal and state net deferred tax liabilities as of December 31, 2020.

17. Commitments and contingencies

Venue guarantees

We have long-term non-cancellable contracts to provide Wi-Fi connectivity and cellular phone access to our DAS, tower, and small cell network for our managed and operated locations. Our venue contracts generally contain initial terms that range up to 25 years. The venue contracts generally contain renewal clauses and may include escalation clauses. We may pay revenue share to our venues and certain venue contracts include minimum revenue share guarantees. Revenue share expense related to our venue contracts for the years ended December 31, 2020, 2019 and 2018 was $35,875, $41,395 and $37,991, respectively.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Future minimum obligations under non-cancellable venue contracts at December 31, 2020 are as follows:

Venue
Year	Guarantees
2021	$10,893
2022	7,659
2023	7,197
2024	5,713
2025	1,675
Thereafter	3,809
$36,946

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit"), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of December 31, 2020, we have Letters of Credit totaling $12,885 that are scheduled to expire or renew over the next two-year period. There have been no drafts drawn under these Letters of Credit as of December 31, 2020.

Legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. A Brazilian company filed suit in Brazil claiming damages at one of our venues after we replaced them as the service provider for the provision of fixed telecom services at the venue. During the year ended December 31, 2020, we paid $1,100 for the losses, all applicable claims were released and such losses have been recorded as selling, general and administrative expenses in the consolidated statements of operations. We are not currently a party to any other litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Indemnification

Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable. We have never paid a claim, nor have we been sued in connection with these indemnification provisions. At December 31, 2020 and 2019, we have not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation in connection with these guarantees is not probable.

Employment contracts

As of December 31, 2020, we have entered into employment contracts with 12 of our officers and other employees. These contracts generally provide for severance benefits, including salary continuation, if employment is terminated by us without cause or by the officer for good reason. In addition, in order to assure that they would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change in control, the contract also generally provides for certain protections in the event of such a change in control. These protections generally include the payment of certain severance benefits, including salary continuation, upon the termination of employment following a change in control.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of December 31, 2020, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

18. Stock repurchases

In July 2019, the Company approved a stock repurchase program to repurchase up to $20,000 of the Company’s common stock in the open market, exclusive of any commissions, markups, or expenses. The stock repurchased will be retired and will resume the status of authorized but unissued shares of common stock. During the year ended December 31, 2019, we repurchased approximately 56,000 shares under the new stock repurchase program for $745, excluding commissions paid, at a weighted average price per share of $13.24, which was not in excess of current market values at the time of repurchase. During the year ended December 31, 2020, we did not repurchase any of our common stock and the stock repurchase program expired on July 31, 2020.

19. Stock incentive plans

In March 2011, our board of directors approved the 2011 Plan. The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. We have shifted our stock-based compensation from stock options to RSUs and no stock options have been granted since 2014. As of December 31, 2020, 13,739,820 shares of common stock were reserved for issuance. As of December 31, 2020, options to purchase approximately 109,000 shares of common stock and RSUs covering approximately 951,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan, and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2020, no options to purchase shares of common stock were outstanding under the 2001 Plan.

Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $7,606, $8,596, and $12,268, respectively. For the year ended December 31, 2020, we recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $481. The impact of these out-of-period adjustments is not considered material, individually, and in the aggregate, to any of the current or prior periods.

For the year ended December 31, 2020, we realized an income tax expense from stock-based compensation of $659. For the years ended December 31, 2019 and 2018, we realized an income tax benefit from stock-based compensation of $5,915 and $4,594, respectively. For the years ended December 31, 2020, 2019, and 2018, we capitalized $645, $860, and $789, respectively, of stock-based compensation expense.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Stock option awards

We previously granted stock option awards to both employees and non-employee directors. A summary of the activity for stock option awards for 2020 is presented below:

		Weighted	Weighted-Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contract	Intrinsic
	(000’s)	Price	Life (years)	Value
Outstanding at December 31, 2019	235	$7.67	2.6	$870
Exercised	(105)	$6.71
Canceled/forfeited	(21)	$12.15
Outstanding and exercisable at December 31, 2020	109	$7.75	1.8	$559

The aggregate intrinsic value in the table above represents the difference between the estimated fair value of our common stock at December 31, 2020 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2020. The intrinsic value changes are based on the estimated fair value of our common stock.

Stock options to purchase approximately 105,000, 69,000 and 972,000 shares of our common stock were exercised during the years ended December 31, 2020, 2019 and 2018 for cash proceeds of $708, $470 and $9,979, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $697, $423 and $14,935, respectively.

Restricted stock unit awards

We grant service-based restricted stock units (“RSUs”) to executive and non-executive personnel and non-employee directors. The service based RSUs granted to executive and non-executive personnel generally vest over a three-year period subject to continuous service on each vesting date. The service based RSUs for our non-employee directors generally vest over a one-year period for existing members and 33.3% per year over a three-year period for new members subject to continuous service on each vesting date.

We grant performance based RSUs to executive personnel. These awards vest subject to certain performance objectives based on revenue, Adjusted EBITDA, and/or relative total stockholder return performance goals achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance based RSUs generally vest over a three-year period subject to continuous service on each vesting date and achievement of the performance conditions. We recognize stock-based compensation expense for performance based RSUs when performance targets are defined, and the grant date is established, and we believe that it is probable that the performance objectives will be met.

A summary of the RSU activity in 2020 is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Non-vested at December 31, 2019	633	$22.04
Granted(1)(2)	898	$11.06
Vested	(453)	$18.28
Canceled/forfeited(2)	(127)	$15.75
Non-vested at December 31, 2020	951	$14.30
(1)	The performance-based RSUs granted to our executive officers in 2018 were subject to satisfaction of specified service based and performance based conditions. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

and a maximum of 150% of the target RSUs. In March 2020, our Compensation Committee determined actual achievement of the 2018 performance-based RSUs at 100.5% resulting in the grant of additional RSUs in 2020 for the achievement above target.
(2)	The performance based RSUs granted to our executive officers in 2019 and 2020 were subject to the satisfaction of specified service based and performance based conditions over a three-year performance period. Achievement of the revenue and Adjusted EBITDA goals for the 2019 and 2020 performance based RSUs is based upon the budgets established for each of the years in the three-year performance period. In March 2020, our Compensation Committee determined actual achievement of the 2019 revenue and EBITDA goals for the 2019 performance based RSUs at 95% and 97%, respectively, resulting in the cancellation of RSUs in 2020 for the achievement below target. As the Company approves budgets on an annual basis, the performance targets for the 2019 performance based RSUs related to the 2020 and 2021 revenue and Adjusted EBITDA goals and the performance targets for the 2020 performance based RSUs related to the 2021 and 2022 revenue and Adjusted EBITDA goals were not considered defined as of the date these awards were awarded by the Compensation Committee. The grant date requirements of ASC 718, Compensation-Stock Compensation, are therefore not met until such approval is obtained. During the year ended December 31, 2020, the Company’s Compensation Committee approved the 2020 revenue and Adjusted EBITDA performance targets for the 2019 performance based RSUs resulting in additional RSUs granted of approximately 36,000 at a grant-date fair value of $12.41 per share. As of December 30, 2020, approximately 32,000 2019 performance based RSUs and approximately 151,000 2020 performance based RSUs have been excluded from RSU shares granted and non-vested as the performance targets have not yet been defined.

During the year ended December 31, 2020, approximately 453,000 shares of RSUs vested. The Company issued approximately 302,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

At December 31, 2020, the total remaining stock-based compensation expense for unvested RSU awards is $9,907, which is expected to be recognized over a weighted average period of 1.7 years.

20. Employee benefit plan

We have a defined contribution savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet the IRS requirements and allows participants to contribute a portion of their annual compensation on a pre-tax basis. The Company’s matching contributions are paid each pay period and employees are immediately vested in the Company’s matching contributions regardless of the employee’s length of service with the Company. Employer contributions of $1,183, $1,415 and $1,154 were made to the plan by us in 2020, 2019 and 2018, respectively.

21. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(17,093)	$(10,296)	$(1,220)
Denominator:
Weighted average common stock, basic and diluted	44,440	43,977	42,066
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.38)	$(0.23)	$(0.03)

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

For the years ended December 31, 2020, 2019 and 2018, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the periods. For the years ended December 31, 2020, 2019, and 2018, we also excluded the shares that would be issuable assuming conversion of all of the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive. Diluted EPS for our Convertible Notes is calculated under the treasury method in accordance with ASC 260, Earnings Per Share, as we have the intent and ability to settle the principal amount of the Convertible Notes in cash. Accordingly, no shares associated with the Convertible Notes were included in the weighted average number of common stock outstanding for any periods presented.

22. Subsequent events

Equity Incentive Plan

In January 2021, we granted approximately 295,000 service based RSUs to certain executive officers that vest periodically over three years of continuous service and approximately 295,000 performance based RSUs (assuming at-target achievement) that cliff-vest upon achievement of performance objectives through December 31, 2024. We also granted approximately 336,000 service based RSUs to non-executive personnel that will vest quarterly over three years of continuous service.

The grants were made pursuant to our 2011 Plan.

Merger

On February 26, 2021, the Company entered into the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Capitalized terms not otherwise defined have the meaning set forth in the Merger Agreement. The Merger Agreement and the transactions contemplated thereby were approved unanimously by the Company’s board of directors.

Under the terms of the Merger Agreement, at the Effective Time of the Merger, each share of common stock issued and outstanding as of immediately prior to the Effective Time (other than dissenting shares, shares held in the treasury of the Company or shares owned by Parent or Merger Sub) will be cancelled and automatically converted into the right to receive cash in an amount equal to $14.00, net of applicable withholding taxes and without interest thereon (the “Per Share Merger Consideration”). Company stock options will generally be cancelled at the Effective Time and converted into the right to receive an amount equal to (i) the excess, if any, of the Per Share Merger Consideration over the applicable exercise price multiplied by (ii) the number of shares of common stock subject to such stock option (less deductions and applicable withholdings). RSUs (including any RSUs which are subject to performance conditions that have not been satisfied at the Effective Time, which shall be deemed satisfied in accordance with the terms of the applicable stock plan and award agreement) will generally be cancelled at the Effective Time and converted into the right to receive an amount equal to (i) the Per Share Merger Consideration multiplied by (ii) the number of shares of common stock subject to such RSU (less applicable deductions and withholdings).

Parent and Merger Sub have secured committed financing, which are subject to customary terms and conditions, consisting of a combination of equity financing from Digital Colony Partners II, LP and debt financing from Truist Bank and Truist Securities, Inc., The Toronto-Dominion Bank, New York Branch, TD Securities (USA) LLC and CIT Bank, N.A., the aggregate proceeds of which will be sufficient for Parent and Merger Sub to pay the aggregate merger consideration and all related fees and expenses. Parent and Merger Sub have committed to use their reasonable best efforts to obtain the financing on the terms and conditions described in the commitment letters entered into with such financing partners.

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

adoption of the Merger Agreement, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its Subsidiaries prior to the Effective Time. Following a 25-business day Go-Shop Period, the Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for Superior Proposals.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $13,100 if the Merger Agreement is terminated by the Company during the Go-Shop Period in order to enter into an agreement for a Superior Proposal and $19,600 in the event of other specified circumstances. Such circumstances include where the Merger Agreement is terminated (i) in connection with the Company entering into an agreement for a Superior Proposal after the Go-Shop Period, (ii) due to the Company Board’s change or withdrawal of its recommendation in favor of the Merger, or (iii) due to the Company willfully and materially breaching its obligations regarding solicitation of alternative acquisition proposals. Additionally, the Company is obligated to pay the termination fee if (i)(A) either party terminates because the Merger has not been consummated by the Outside Date (defined below) or due to the failure to obtain the required Company stockholder adoption of the Merger Agreement, or (B) Parent terminates due to the Company breaching its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, (ii) the Company receives an Acquisition Proposal to acquire at least 50.1% of the Company’s stock or assets that is not withdrawn prior to such termination, and (iii) the Company enters into a definitive agreement for, or completes, such an Acquisition Proposal within one year of termination. The Merger Agreement requires the Company to convene a special meeting of stockholders for purposes of obtaining approval of the adoption of the Merger Agreement and to prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy statement with respect to such meeting. A reimbursement of certain of Parent’s expenses, up to a maximum of $2,500, will also be payable if the Merger Agreement is terminated because the Company’s stockholders did not vote to adopt the Merger Agreement.

Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay the Company a termination fee of $32,700. The termination fee by Parent will become payable if Parent fails to consummate the Merger after the applicable closing conditions are met. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that the Company may only cause Parent to close the transaction if the applicable conditions are satisfied and the proceeds of the debt financing are available.

In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by August 26, 2021 (the “Outside Date”).

The representations, warranties and covenants of the Company contained in the Merger Agreement have been made solely for the benefit of Parent and Merger Sub. In addition, such representations, warranties and covenants (i) have been made only for purposes of the Merger Agreement, (ii) have been qualified by (a) subject to certain terms and conditions, matters specifically disclosed in the Company’s filings with the SEC prior to the date of the Merger Agreement and (b) confidential disclosures made to Parent and Merger Sub in the disclosure letter delivered in connection with the Merger Agreement, (iii) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (iv) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (v) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as fact. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the Company or its business.

Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates.

Boingo Wireless, Inc.

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except shares and per share amounts)

Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

The foregoing descriptions of the Merger Agreement and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement, which is incorporated by reference as Exhibit 2.1 to the Annual Report on Form 10-K of which these financial statements form a part, and the terms of which are incorporated herein by reference.

Bylaw Amendment

On February 26, 2021, the Board of Directors of the Company approved and adopted an amendment to the Amended and Restated Bylaws of the Company (the “Bylaw Amendment”), which became effective immediately. The Bylaw Amendment added a new Section 7.9 to Article VII that designates the state and federal courts located within the state of Delaware as the sole and exclusive forum for certain legal action, unless the Company consents in writing to the selection of an alternative forum. The foregoing description of the Bylaw Amendment is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the Bylaw Amendment, which is incorporated by reference as Exhibit 3.1 to the Annual Report on Form 10-K of which these financial statements form a part, and the terms of which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2021.

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

/s/ MICHAEL FINLEY Michael Finley	Chief Executive Officer and Member of the Board (Principal Executive Officer)	March 1, 2021

/s/ PETER HOVENIER Peter Hovenier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ LANCE ROSENZWEIG	Chairman of the Board	March 1, 2021
Lance Rosenzweig

/s/ MAURY AUSTIN Maury Austin	Director	March 1, 2021

/s/ ROY CHESTNUTT	Director	March 1, 2021
Roy Chestnutt

/s/ MICHELE CHOKA Michele Choka	Director	March 1, 2021

/s/ CHUCK DAVIS Chuck Davis	Director	March 1, 2021

/s/ DAVID HAGAN David Hagan	Director	March 1, 2021

/s/ TERRELL JONES Terrell Jones	Director	March 1, 2021

/s/ KATHY MISUNAS Kathy Misunas	Director	March 1, 2021