Form 10-K/A
period 2020-12-31
BOINGO WIRELESS, INC.
filed 2021-04-28
CIK 1169988

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 16, 2021, there were 44,751,010 shares of registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Boingo Wireless, Inc. (the “Company,” “we,” “our,” “us” or “Boingo”) for the fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless the context otherwise requires, we use the terms “Boingo,” “company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to Boingo Wireless, Inc. and, where appropriate, its subsidiaries.

Forward-Looking Statements

We have made forward-looking statements in this Amendment No. 1 to Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “aspires,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” or “would” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors” in our Original 10-K. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in our Original 10-K, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” in our Original 10-K and elsewhere in this report could harm our business.

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

Unless the context otherwise requires, we use the terms “Boingo,” “company,” “we,” “us” and “our” in this Amendment No. 1 to Annual Report on Form 10-K to refer to Boingo Wireless, Inc. and, where appropriate, its subsidiaries.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and certain information about each of them as of April 1, 2021 are set forth below.

Name	Age	Position with Boingo Wireless

Mike Finley	60	Chief Executive Officer and Director
Peter Hovenier	53	Chief Financial Officer and Secretary
Dawn Callahan	51	Chief Marketing Officer
Derek Peterson	50	Chief Technology Officer
Michael J. Zeto III	48	Senior Vice President, Strategy and Emerging Businesses
Lance Rosenzweig	58	Chair of the Board
Maury Austin	63	Director
Roy Chestnutt	61	Director
Michele Choka	61	Director
Chuck Davis	60	Director
David Hagan	60	Director
Terrell Jones	72	Director
Kathy Misunas	70	Director

Mike Finley was appointed to our Board of Directors in August 2013 and currently serves as our Chief Executive Officer effective March 2019. Mr. Finley previously served as the President, North America and Australia from August 2014 until March 2019 and the Senior Vice President of Global Carrier Business Development from April 2010 to August 2014, for Qualcomm. Mr. Finley joined Nextel in 2002 as Area Vice President of Southern California and became Senior Vice President of General Business for the U.S. following its merger with Sprint. Mr. Finley served as President of the West Region and a Senior Vice President of Sprint Nextel before departing in 2008. From 1993 to 2001, Mr. Finley served as President of Verizon Wireless in Southern California, Vice President and General Manager in Sacramento, and was Vice President of Sales in Ohio for Airtouch Cellular. Prior to joining Airtouch, Mr. Finley held positions with Cellular One and McCaw Cellular. Mr. Finley received a B.S. and B.A. in Marketing from Creighton University and attended the General Manager Program in Executive Education at Harvard Business School. He currently serves on the board of the Los Angeles Sports and Entertainment Commission and is a member of the Creighton University Athletic Hall of Fame. The Board of Directors determined that Mr. Finley should serve as a director based on his more than 30 years of experience in the wireless telecommunication industry.

Peter Hovenier has served as our Chief Financial Officer since November 2012. Mr. Hovenier served as our Senior Vice President of Finance from June 2007 to November 2012, and served as our Vice President Finance and Administration from June 2002 to June 2007. Prior to joining us, Mr. Hovenier was Vice President Finance and Administration of Frontera Corporation, an application service provider. Prior to Frontera, he held financial management positions with GeoCities, a web-hosting service; MGM Studios, a media company; and Wyndham Hotels Corporation, a hospitality company. In 1995, Mr. Hovenier became a Certified Public Accountant in the State of Washington. Mr. Hovenier received a B.A. in Accounting from Western Washington University.

Dawn Callahan has served as our Chief Marketing Officer since February 2014. Ms. Callahan served as our Senior Vice President of Marketing and Sales from January 2013 to February 2014 and as our Vice President of Consumer Marketing from March 2007 to January 2013. Prior to joining Boingo, she was Vice President of Marketing for Time Warner Cable. Ms. Callahan has been named one of the Top 100 Most Powerful Women in Cable by Cablefax, one of the Top Women in Digital by Cynopsis Media, Marketer by the Year by PR Magazine, “Woman of the Year” by Women in Cable and Telecommunications, and was a Betsey Magness Leadership Institute Fellow in 2004-2005. Ms. Callahan holds a B.A. in Sociology from Washington State University and a M.B.A. with an emphasis in Entrepreneurship from Concordia University.

Derek Peterson, Ph.D. has served as our Chief Technology Officer since January 2014. Dr. Peterson served as our Senior Vice President of Engineering from January 2013 to January 2014, as our Vice President of Billing and Business Intelligence from June 2012 to January 2013, and our Director of Billing from April 2011 to June 2012. Previously, Dr. Peterson was Director, Products at Oracle from July 2008 to April 2011, and Vice President, Engineering at United Online from April 2002 to July 2008. Dr. Peterson also served as an adjunct professor at Colorado Technical University from 2008 to 2019. He is a veteran of Operation Desert Shield/Storm and Operation Joint Endeavor, having served with the United States Air Force. Dr. Peterson is a board member of the Wireless Broadband Alliance and CBRS Alliance; and a founding member of the Wireless Infrastructure Association's Innovation and Technology Council of wireless industry leaders. Dr. Peterson was named a “Wireless Industry Executive to Watch” in 2019 and 2015 by FierceWireless; and "CTO of the Year" in 2017 by Los Angeles Business Journal. Dr. Peterson holds a B.S. in Computer Science from the University of Maryland, a M.A. in Education and Technology from the American Intercontinental University, and a Doctorate of Computer Science with a focus on Enterprise Information Systems from Colorado Technical University.

Doug Lodder served as our Senior Vice President, General Manager from December 2019 to October 2020 and served in various business development roles at Boingo since July 2012. Before joining Boingo, he served as Vice President of Network Strategy at Mobilitie and started his career at Wedbush Securities in various investment banking roles. Mr. Lodder holds a B.S. from San Diego State University and an M.B.A. from the Marshall School of Business at the University of Southern California.

Michael J. Zeto III has served as our Senior Vice President, Strategy and Emerging Businesses since March 2020. Mr. Zeto has spent over 20 years in high tech organizations creating and/or leading private and public high growth business units and companies across various verticals serving public sector and enterprise clients. Prior to joining us, Mr. Zeto was Global Vice President and General Manager of AT&T’s Internet of Things (“IoT”) Solutions business leading their emerging IoT business and AT&T’s 5G and MEC Center of Excellence from March 2018 to February 2020. From August 2015 to March 2018, Mr. Zeto served as General Manager and Executive Director of AT&T’s groundbreaking smart cities business, which he helped found. From November 2013 to August 2015, Mr. Zeto served on AT&T’s Mobility Strategy team as the Director of Corporate Development focused on inorganic and organic growth initiatives in IoT, big data, and consumer engagement. In March 2010, Mr. Zeto co-founded Proximus Mobility, an IoT location-based consumer engagement company. He served as Chief Executive Officer of Proximus Mobility until he led that to an exit in October 2013. Mr. Zeto serves on the board of directors of CBRS OnGo alliance, the board of the Consumer Technology Association Wireless Division, and is chair of the CTIA Smart Cities Leadership Committee. Mr. Zeto is an active participant in the Atlanta technology startup community, previously serving on the Metro Atlanta Chamber Board of Directors and Technology Association of Georgia Board of Directors and was previously a Georgia Research Alliance Fellow. Mr. Zeto received a B.A. from Wilkes University and an M.B.A. from Florida Gulf Coast University.

Lance Rosenzweig was elected as Chair of the Board in March 2019, elected as our Lead Independent Director in August 2017, and was appointed to our Board of Directors in July 2014. Mr. Rosenzweig was a pioneer of the highly profitable business process outsourcing (“BPO”) industry. Mr. Rosenzweig currently serves as President and Chief Executive Officer of Support.com, homesourcing BPO leader, and serves on the board of directors and audit committee of Nextgen Healthcare. Mr. Rosenzweig served as President and Chief Executive Officer of Startek, Inc., a global BPO company with over 45,000 employees from 2018 until January 2020. From 2015 through 2016, Mr. Rosenzweig was an Operating Executive of Marlin Operations Group, working with Marlin Equity Partners, a global investment firm with over $6 billion in assets under management, where he served as Chairman of the Board of Duncan Solutions and GiftCertificates.com, and Chairman of the Board and interim Chief Executive Officer of Domo Tactical Communications. Mr. Rosenzweig served as the Chief Executive Officer and President, Global Markets for Aegis USA, Inc., a leading BPO company with over 18,000 employees, from 2013 through the company's sale in 2014. Mr. Rosenzweig also co-founded and served as Chairman of the Board of PeopleSupport, Inc. since its inception in 1998, and as PeopleSupport's Chief Executive Officer from 2002 through the company's IPO and subsequent sale in 2008. Mr. Rosenzweig co-founded UniSite, which was acquired by American Tower. Mr. Rosenzweig received a B.S. in Industrial Engineering and a M.B.A., with honors every term, from Northwestern University. The Board of Directors determined that Mr. Rosenzweig should serve as a director based on his significant experience in the wireless industry, as well as public company operating, audit and board experience and mergers and acquisitions.

Maury Austin was appointed to our Board of Directors in June 2016. A retired public Chief Financial Officer, Mr. Austin has more than 35 years of financial experience in both public and private enterprises. Most recently, Mr. Austin served as the Chief Financial Officer and Vice President of MIPS Technologies, Inc., a semiconductor design company, from March 2008 to November 2011. He served as Chief Financial Officer at Portal Software Inc., a provider of billing and revenue management solutions for the communications and media industry, from June 2005 until its sale to Oracle Corporation in 2006. He served as the Chief Financial Officer at Vicinity Corporation, a provider of geographical mapping services, from January 2001 until its sale to Microsoft Corporation. He also served as a Director of Extreme Networks Inc. from April 2012 to November 2014 and also served on both the audit and compensation committees. He also served as a Director of Sigma Designs, Inc. from August 2012 to July 2013 and as chairman of the audit committee and a member of the compensation and nominating and governance committees. Mr. Austin holds an M.B.A. from Santa Clara University and a B.S. in Business Administration, from University of California at Berkeley. The Board of Directors determined that Mr. Austin should serve as a director based on his extensive experience in corporate finance and strategy, including business model development and implementation, investor relations and mergers and acquisitions.

Roy Chestnutt was appointed to our Board of Directors in August 2019. Mr. Chestnutt has spent nearly his entire career in the wireless industry. Currently, Mr. Chestnutt serves as a senior advisor at VMware Inc., a position he has held since April 2019. Mr. Chestnutt is also a board member for Telstra Corporation, a leading telecommunications company publicly traded in Australia, Saudi Telecom Company, a leading Saudi Arabia-based telecommunications company, and Digital Turbine, Inc., a publicly traded mobile and advertising company, and is a non-executive partner at Delta Partners. Most recently, Mr. Chestnutt served as a senior advisor at Blackstone from May 2018 to March 2021 and Executive Vice President, Chief Strategy Officer for Verizon Communications, Inc., a position he held from June 2011 until December 2017. Mr. Chestnutt has held leadership roles with Motorola Networks, Grande Communications, Sprint-Nextel and AirTouch. He previously served as director for the GSMA and chair of the Chief Strategy Officers Group which included 25 global strategists from the world’s leading wireless carriers. He holds a B.S. in Business Administration from San Jose State University and an M.B.A. from the University of San Francisco. The Board of Directors determined that Mr. Chestnutt should serve as a director based on his extensive experience leading strategy, business development and operations for global telecommunications companies.

Michele Choka was appointed to our Board of Directors in December 2018 and serves as Compensation Committee Chair and a member of the Audit Committee. Ms. Choka has served on the board of directors of ProPetro Holding Corporation, a publicly traded oilfield services company, since February 2020. She served on the board of directors, chair of the compensation committee, member of the audit committee, and member of the nominating and corporate governance committee for CallidusCloud, Inc. from 2005 to 2016. Ms. Choka previously served as Vice President, Human Resources at HighPoint Resources, a successor to the Bill Barret Corporation, an upstream oil and gas company, from August 2010 to September 2019. Ms. Choka previously was employed at Level 3 Communications, Inc., an international communications company, starting in 2006 and ultimately as Group Vice President of Human Resources up to January 2010. Ms. Choka was also previously employed at Sun Microsystems, Inc., a computer networking company, in a variety of positions, and held senior human resource and compensation positions at Storage Technology Corporation, a data management and storage company; Electronic Data Systems Corporation, a global technology services company; and JP Morgan, a global financial services firm. Prior to joining JP Morgan, Ms. Choka served in an accounting position as a Regional Controller for the Eastern Region at Sony Corporation of America. Ms. Choka holds a B.A. in East Asian Studies and Economics from Wesleyan University. The Board of Directors determined that Ms. Choka should serve as a director based on her executive leadership experience in human resources and accounting and public company board and committee experience.

Chuck Davis was appointed to our Board of Directors in August 2011. Since May 2014, Mr. Davis has served as Chairman, CEO and Director of Prodege LLC, a cutting-edge marketing and consumer insights platform that leverages its global audience of reward program members from leading properties such as Upromise.com, Swagbucks.com, MyPoints.com, and InboxDollars.com to power its business solutions. Since January 2013, Mr. Davis served as Executive Chairman and Director of Prodege LLC. Mr. Davis is currently a Venture Partner with Technology Crossover Ventures. From January 2006 to June 2011, Mr. Davis served variously as Executive Chairman, Chairman and Chief Executive Officer of Fandango, an online retailer of movie tickets. In addition, following Fandango’s acquisition by Comcast in May 2007, Mr. Davis also served as an Executive Vice President of Comcast Interactive Media until June 2011. Mr. Davis previously served as President, Chief Executive Officer, and Director of BizRate.com, which became Shopzilla, from 1999 to 2005 including its sale to the E.W. Scripps Company. Mr. Davis also served in various executive and managerial capacities for The Walt Disney Internet Group from 1996 to 1999, News Corporation’s TV Guide from 1992 to 1995, and Time Warner, Inc. from 1982 to 1991. Mr. Davis holds an A.B. in Urban Studies from Brown University and an M.B.A. from Harvard University. The Board of Directors determined that Mr. Davis should serve as a director based on his executive management experience with direct-to-consumer, business-to-business, and e-commerce companies.

David Hagan has served as a member of our Board of Directors since November 2004. He also served as our Chief Executive Officer from November 2004 to March 2019, our President from 2001 to May 2013 and our Chair of our Board of Directors from August 2014 to February 2019. Prior to joining us, Mr. Hagan served as Chief Executive Officer of FirstSource Corp., an e-commerce solutions provider, and as a President and Chief Operating Officer of Ticketmaster Online CitySearch, an online ticket retailer and city website manager. Mr. Hagan has over 30 years of experience in senior management roles in the telecommunications and Internet industries with Sprint in the United States and Canada, including President, Consumer Services Group. Mr. Hagan is a member of the Consumer Technology Association (CTA) Board of Industry Leaders and previously served as the Chairman of the CTA Executive Board and Chairman of the CTA Wireless Division board. Mr. Hagan currently serves on the board of Vast Broadband. He received a B.S. from the University of Kansas and an M.B.A. from Baker University. The Board of Directors determined that Mr. Hagan should serve as a director based on his previous position as our Chief Executive Officer and his understanding of the wireless industry.

Terrell Jones was elected as a member of our Board of Directors in June 2013. Most recently, Mr. Jones served as executive chairman of Wayblazer, Inc., a travel software provider, from 2014 to 2018, and currently serves as president of ON, Inc., a travel and e-commerce consulting firm which he founded in 2002. Mr. Jones currently serves on the board of SonicWall and Crytcia Security and is chair of the Camping and Education Foundation. Mr. Jones has served as an executive and/or on the board of directors of several public companies. Specifically, Mr. Jones was Chairman of Kayak.com, an online travel company, from its founding in 2005 until its acquisition by the Priceline Group in May 2013; CEO of Travelocity.com, an online travel company, from its founding in 1996 until its acquisition by SABRE in 2002; board and audit committee member of Entrust, an internet service provider, from 1998 until 2004; board and audit committee member of La Quinta Corp, a hotel company, from 2004 until its sale to the Blackstone Group in January 2006; board and audit committee member of EarthLink, an internet services provider, from 2003 to 2011; and board member of Overture Services (OVER), an internet search company, from 2002 until its sale to Yahoo! in October 2003. Mr. Jones was employed for 22 years at American Airlines and its SABRE division in various executive positions including Chief Information Officer. Mr. Jones was a Special Venture Partner at General Catalyst Partners from 2002 to 2015. He received a B.A. in History from Denison University. The Board of Directors determined that Mr. Jones should serve as a director based on his significant experience in the Internet and e-commerce industries, his extensive experience in guiding boards of directors and public companies through successful corporate exits, as well as public company audit and board experience.

Kathy Misunas was appointed to our Board of Directors in June 2016. Ms. Misunas currently serves as an advisor and board member to various businesses. Between 2000 and June 2020, she served as a Director for TechData Corporation, one of the world’s largest global distributors of technology products, services and solutions, where she served as a chair of the CyberTech Committee and was a member of the Compensation Committee which she previously chaired. She has also had prior Director roles in other businesses such as Travelocity.com and Canadian Tire Corporation, Canada’s largest retailer. She is the founder and principal of Essential Ideas, a boutique advisory firm specializing in business strategies, innovation and communication leadership. Previously in executive roles, Ms. Misunas served as the Chief Executive Officer and President of brandwise LLC, an online comparison-shopping site for home durables, and Chief Executive Officer of Reed Travel Group, formerly part of Reed Elsevier PLC, a global publishing enterprise. She has also held positions of President and Chief Executive Officer of the SABRE Group (a division of AMR Corporation), Senior Vice-President of AMR/American Airlines, and Chief Information Officer of American Airlines, Inc. Ms. Misunas attended Moravian College and the Alliance Francaise for undergraduate studies, as well as Executive Programs at the Universities of Pennsylvania and Virginia. Additionally, she is a National Association of Corporate Directors Board Fellow and completed Director programs at Harvard University and the University of Georgia. The Board of Directors believes that Ms. Misunas brings public board governance and compensation expertise as well as diversification to the Board and is highly qualified in technology and general business management.

Corporate Governance and Board Matters

Independence of the Board of Directors

As required under the listing standards of the Nasdaq Global Market (“Nasdaq”), a majority of the members of a Nasdaq-listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board of Directors consults with counsel to ensure that the Board of Directors’ determinations are consistent with all relevant laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Management and outside counsel have reviewed the directors’ responses to a questionnaire asking about their transactions, relationships and arrangements with the Company (and those of their immediate family members) and other potential conflicts of interest. Other than as set forth in this report, these questionnaires did not disclose any transactions, relationships, or arrangements that question the independence of our directors or director nominees. After reviewing this information, our Board of Directors affirmatively determined that, except for Mike Finley (one of our directors), all of our directors were independent directors within the meaning of the applicable Nasdaq listing standards in 2021.

Information Regarding the Board of Directors and its Committees

As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. Lance Rosenzweig, as our independent Chair of the Board, presided over these executive sessions in 2020. During 2020, the Board had an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, a Cybersecurity Committee and a Steering Committee. The following table provides membership information for each of such Board committees as of December 31, 2020:

Name	Audit	Compensation	Nominating and Corporate Governance	Cybersecurity Committee	Steering Committee
Maury Austin	X*
Roy Chestnutt					X
Michele Choka	X	X*
Chuck Davis		X	X*
David Hagan					X
Terrell Jones	X		X	X*
Kathy Misunas			X	X
Lance Rosenzweig	X				X*

*	Committee Chair.

Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of the Audit, Compensation and Nominating and Corporate Governance Committees meets the applicable rules and regulations regarding “independence” and also that each member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Cybersecurity Committee and Steering Committee is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

Our Audit Committee is responsible for, among other things:

•	selecting and hiring our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	evaluating the qualifications, performance and independence of our independent auditors;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures;

•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year-end operating results;

•	preparing the Audit Committee Report in our annual proxy statement;

•	reviewing and monitoring actual and potential conflicts of interest of members of our Board of Directors and officers; and

•	reviewing and evaluating, at least annually, its own performance and that of its members, including compliance with the committee charter.

Our Audit Committee charter can be found on the corporate governance section of our corporate website at www.boingo.com. Each of Maury Austin, Michele Choka, Terrell Jones and Lance Rosenzweig served on the Audit Committee of the Board of Directors during 2020. The Audit Committee met four times during 2020.

The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent as currently defined under Nasdaq listing standards. The Board of Directors has determined that Maury Austin, Michele Choka, Terrell Jones and Lance Rosenzweig are each an audit committee financial expert as defined by Item 407(d) of Regulation S-K. The Board made a qualitative assessment of Mr. Austin’s level of knowledge and experience based on a number of factors, including his experience as a chief financial officer of various publicly and privately traded companies, experience in accounting and finance roles for over 35 years and his degrees in business management. The Board also made a qualitative assessment of Ms. Choka’s level of knowledge and experience based on a number of factors, including her previous accounting experience for a publicly traded company and previous public company board and committee experience. The Board also made a qualitative assessment of Mr. Jones’ level of knowledge and experience based on a number of factors, including his prior experience as chief executive officer of two publicly traded companies, and prior service as a director on the audit committee of three other public companies. The Board also made a qualitative assessment of Mr. Rosenzweig’s level of knowledge and experience based on a number of factors, including his experience as an operating partner of a leading private equity firm, prior experience as a chief executive officer of various publicly and privately traded companies and his prior experience in the banking industry.

Compensation Committee

Our Compensation Committee is responsible for, among other things:

•	reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers;

•	reviewing and approving the following for our Chief Executive Officer and our other executive officers: annual base salaries, annual incentive bonuses, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements and change in control arrangements and any other benefits, compensation or arrangements;

•	conducting annual risk assessments of our compensation programs;

•	reviewing the succession planning for our executive officers;

•	reviewing and recommending compensation goals and bonus and equity compensation criteria for our employees;

•	reviewing and recommending compensation programs for directors;

•	preparing the compensation discussion and analysis and Compensation Committee report that the SEC requires in our annual proxy statement;

•	administering, reviewing and making recommendations with respect to our equity compensation plans; and

•	reviewing and evaluating, at least annually, its own performance and that of its members, including compliance with the committee charter and confirming the Company’s compliance with applicable government regulations and corporate policies.

A more detailed description of the Compensation Committee’s functions can be found in our Compensation Committee Charter. The charter is published in the corporate governance section of our website at www.boingo.com. Each of Michele Choka and Chuck Davis served on the Compensation Committee of the Board of Directors during 2020. All members of the Compensation Committee are independent as currently defined under Nasdaq listing standards.

The Compensation Committee met twelve times during 2020. Mr. Finley, our principal executive officer, does not participate in the determination of his own compensation or the compensation of directors. However, Mr. Finley makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and Mr. Finley participates in the Committee’s deliberations about their compensation. Mr. Hovenier, our Chief Financial Officer, and our former Senior Vice President Human Resources also assist the Committee in its executive officer, director and employee compensation deliberations. No other executive officers participate in the determination of the amount or form of the compensation of executive officers or directors. The Compensation Committee has delegated authority to a grant committee, currently comprised of our Chief Executive Officer and our Chief Financial Officer, to approve awards within certain specified parameters to non-executive employees of the Company.

The Croner Company advised the Compensation Committee during 2020 on executive compensation-related matters. The Compensation Committee has assessed the independence of The Croner Company pursuant to SEC rules and Nasdaq listing standards and determined that no impermissible conflict of interest exists that would prevent The Croner Company from independently advising the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	assisting our Board of Directors in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to the Board of Directors;

•	reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our Board of Directors;

•	overseeing the evaluation of our Board of Directors and management;

•	recommending members for each Board committee to our Board of Directors;

•	reviewing and monitoring our code of business conduct and ethics; and

•	reviewing and evaluating, at least annually, its own performance and that of its members, including compliance with the committee charter and confirming the Company’s compliance with applicable government regulations and corporate policies.

Our Nominating and Corporate Governance Committee charter can be found on the corporate governance section of our corporate website at www.boingo.com. Each of Chuck Davis, Terrell Jones and Kathy Misunas served on the Nominating and Corporate Governance Committee of the Board of Directors during 2020. All members of the Nominating and Corporate Governance Committee are independent as currently defined under Nasdaq listing standards. The Nominating and Corporate Governance Committee met six times during 2020.

Our Nominating and Corporate Governance Committee believes that the minimum qualifications and skills that candidates for director should possess include (a) the highest professional and personal ethics and values, (b) broad experience at the policy-making level in business, government, education, technology or public interest, (c) a commitment to enhancing stockholder value and (d) sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. The committee also considers the following factors, in no particular order of importance: (a) various and relevant career experience, (b) relevant skills, such as an understanding of the Company’s business, (c) financial expertise, (d) diversity and (e) local and community ties. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time.

Candidates for director nominees are reviewed in the context of the current composition of our Board, our strategy and operating requirements and the long-term interests of our stockholders. While we do not have a formal policy on diversity, our Nominating and Corporate Governance Committee considers diversity of experience as one of the factors it considers in conducting its assessment of director nominees, along with such other factors as it deems appropriate given the then current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors, our Nominating and Corporate Governance Committee reviews such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the committee also determines whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary.

The Nominating and Corporate Governance Committee uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders and evaluate them using the same criteria as candidates identified by the Board or the Nominating and Corporate Governance Committee for consideration. If a stockholder of the Company wishes to recommend a director candidate for consideration by the Nominating and Corporate Governance Committee, the stockholder recommendation should be delivered to the Secretary of the Company at the principal executive offices of the Company, and must include information regarding the candidate and the stockholder making the recommendation.

Cybersecurity Committee

Our Cybersecurity Committee is generally responsible for assisting the Board in setting accountability of management regarding cybersecurity preparedness, assessing the adequacy of resources and funding to sustain a successful cybersecurity program, providing guidance regarding management’s recommendations related to cybersecurity initiatives and providing guidance regarding management’s framework for responding to cybersecurity incidents.

Each of Terrell Jones and Kathy Misunas served on the Cybersecurity Committee during 2020. All members of the Cybersecurity Committee are independent as currently defined under Nasdaq listing standards. The Cybersecurity Committee met four times during 2020.

The Cybsecurity Committee’s primary responsibilities include:

•	reviewing the Company’s overall cybersecurity plan and information technology information protection management strategy related risks. The Cybersecurity Committee is provided the results of any audit of the Company’s cybersecurity plan and receives regular updates on cybersecurity and data protection and privacy;

•	reviewing reports provided by the information technology organization regarding the status of and future plans for the security of Company data stored on internal resources and with third party providers;

•	reviewing and making recommendations related to strategy, as appropriate, regarding action plans related to responses to data breaches;

•	obtaining advice and seeking assistance from outside cybersecurity and data privacy advisors and consultants as it determines necessary to carry out its duties; and

•	reviewing and advising on resources and funding issues relating to the establishment and maintenance of adequate cybersecurity controls and processes and information management protection risks.

Steering Committee

Our Steering Committee assists the Board in establishing the Company’s long-term strategy and also advises on other strategic matters. The Steering Committee meets from time to time as needed to discuss strategic matters.

Compensation Committee Interlocks And Insider Participation

Each of Michele Choka and Chuck Davis served on the Compensation Committee of the Board of Directors during 2020. None of the members of the Compensation Committee was at any time during the 2020 fiscal year (or at any other time) an officer or employee of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Board Leadership Structure

Our Board of Directors has separated the roles of Chair of the Board and Chief Executive Officer. Our Board has determined that we would be best served by having a separate Chair and Chief Executive Officer. Our Board believes that having a separate Chair and Chief Executive Officer enhances the accountability of our Chief Executive Officer to our Board and encourages balanced decision making. In addition, our Board believes that this structure provides an environment in which the independent directors are fully informed, have significant input into the content of Board meetings, and are able to provide objective and thoughtful oversight of management. Our Board has appointed Lance Rosenzweig as our Chair of the Board and believe his previous services as Lead Independent Director provides the Board with deep strategic knowledge of the Company and its business. Our Chair of the Board provides guidance to our Board and sets the agenda for Board meetings. Our Chair also provides performance feedback on behalf of our Board to our Chief Executive Officer.

Risk Oversight Management

Our Board provides risk oversight for our entire company by receiving management presentations, including risk assessments, from all functional areas of our company, and discussing these assessments with management. The Board’s overall risk oversight is supplemented by the various committees. The Audit Committee discusses with management and our independent auditors our risk management guidelines and policies, our major financial risk exposures and the steps taken to monitor and control such exposures.

Our Compensation Committee oversees risks related to our compensation programs and discusses with management its annual assessment of our employee compensation policies and programs. Based upon this review, our Compensation Committee believes that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company in the future. Specifically, we believe that the elements of our compensation program do not encourage unnecessary or excessive risk-taking. Base salaries are fixed in amount and thus do not encourage risk-taking. A significant proportion of the compensation provided to our executives, and a material amount of the compensation provided to other employees, is in the form of long-term equity awards that are important to help further align employee interests with those of our stockholders. We do not believe that these awards encourage unnecessary or excessive risk-taking because the ultimate value of the awards is tied to our stock price, and because awards are subject to long-term vesting schedules to help ensure that employees have significant value tied to long-term stock price performance.

The Cybsecurity Committee discusses with management our cyber risk exposures and processes, and oversees the Company’s planning and execution of the cybersecurity plan.

Our Board desires that the views of the Company’s stockholders will be heard by our Board, its committees or individual directors, as applicable, and that appropriate responses will be provided to stockholders on a timely basis. Stockholders wishing to formally communicate with our Board of Directors, any Board committee, the independent directors as a group or any individual director may send communications directly to the Company at Boingo Wireless, Inc., 10960 Wilshire Blvd., 23rd Floor, Los Angeles, California 90024, Attention: Corporate Secretary. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals, (ii) stockholder proposals and director nominations pursuant to our bylaws or (iii) service of process or any other notice in a legal proceeding.

Meetings of the Board of Directors

The Board of Directors met five times during 2020. Each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he or she served, held during the period for which such member was a director or committee member. Members of the Board and its committees also consulted informally with management from time to time and acted at various times by written consent without a meeting during 2020. While we do not have a formal policy regarding attendance by members of the Board at our annual meetings of stockholders all directors are encouraged to attend, and all of our directors attended our 2020 annual meeting of stockholders.

Code of Business Conduct and Ethics

The Company has adopted the Boingo Wireless, Inc. Code of Business Conduct and Ethics that applies to all directors, officers and employees. A copy is available on the corporate governance section of our website at www.boingo.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver in its public filings, as required by law or securities market regulations.

Corporate Responsibility and Sustainability

We understand that long-term value creation for stockholders is our core responsibility. We also have an important role to play for our team members, our customers, and the communities we serve and believe that enriching and enabling the lives of our employees and their families, supporting our environment, caring for our communities, and being good corporate stewards over the Company is fundamental to our culture, and is just plain good business.

Employee Well-Being

•	Financial Well-Being: We offer a benefits package that includes equity, competitive pay, a quarterly or annual incentive plan, and a defined contribution savings plan with an employer match, among other health-related and other benefits.

•	Retirement Planning: To help prepare our employees for retirement, our defined contribution savings plan is opt out, so employees are automatically enrolled in the program when they are hired, unless they actively decline. This behavioral approach means that a significant majority of all of our employees are actively saving for retirement and receiving a company match that is paid each pay period.

•	Financial Literacy: We conduct financial literacy trainings throughout the year. Seminars have included retirement planning, managing student loan debt, and first-time homebuyer education. Our equity and defined contribution savings plan partners also offer monthly webinars, online planning tools and one-on-one consultations.

•	Matching Grant Program: Our Matching Grant Program amplifies employees’ cash contributions to the charitable organization of their choice.

•	Tomorrow’s Workforce: We work with community organizations to help develop the tech pipeline talent. Organizations we actively support include the Bixel Exchange Tech Talent Pipeline, Exceeding Expectations, Girls Who Code, Kid City/Urban Foundation, Los Angeles, and Path Forward.

We have been named one of the Best Places to Work in Los Angeles—five years running. Our high scores in corporate culture, leadership, and training and development reflect our commitment to create a great work environment for our employees.

Environment

We believe that focusing on sustainability initiatives can be valuable to both our company and the environment.

•	Environmental Initiatives and Certifications: At Boingo, we offer e-cycling programs, invest in sustainable business practices, and offer a transportation reimbursement program that rewards employees for certain sustainability activities. Based on these initiatives, we are certified by the City of Los Angeles as a Green Business, meeting sustainability standards set by the City of Los Angeles and the California Green Business Network. The certification was based on a proprietary scoring system used to measure a company’s achievements.

•	Improving Operations and Minimizing our Environmental Impact: We continually strive to improve operations and minimize our impact on the environment, which includes operational initiatives such as using post-consumer waste paper products, switching from disposable cups, plates, and silverware to reusable items, encouraging our employees to carpool, walk, bike, or use public transportation, donating used computers for use in education instead of disposing them as e-waste, and holding our annual Earth Day event for our employees featuring eco contests, green giveaways, sustainable meals, and roundtables with representatives from green industries. Business Intelligence Group (“BIG”) has previously named Boingo “Green Company of the Year” in their “BIG Awards for Business.”

Diversity

•	A Culture of Inclusion and Programs: At Boingo, we believe that fostering a diverse and inclusive culture where all employees can succeed is important to our business. One of the tools we use to foster an inclusive culture is establishing Employee Resource Groups (“ERG”). For example, Women of Boingo is an ERG that celebrates diverse talents of our women employees and is dedicated to empowering women to follow a fulfilling career through education, networking and mentoring opportunities. Boingo Unity, another ERG, is a safe place to discuss racial and social justice. Participating employees work to create a workplace where everyone feels valued and welcome. Additionally, we believe in supporting a diverse and inclusive community where our employees live. For example, we sponsor various community diversity initiatives. We are a founding member of PledgeLA, a program that promotes civic engagement, diversity and inclusion. We are also a founding member of LightReading’s Women in Comms, a platform that empowers women to champion change and redress the gender imbalance in the workplace. We host Center for Excellence in Engineering and Diversity programs that help educationally underrepresented students achieve success in math, science and engineering. Boingo is a sponsor of Girls Who Code, a program focused on closing the gender gap in technology. We participate in the Digital Diversity Networks' Innovation and Inclusion Awards and we are a three-time winner. We were previously named "Best Tech Workplace for Diversity" by the Timmy Awards.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis, which reviews and discusses our compensation programs and policies for our 2020 named executive officers, should be read together with the compensation tables and related disclosures included below. It contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding our compensation decisions and programs.

Our “named executive officers” for 2020 are:

•	Mike Finley, our Chief Executive Officer;

•	Peter Hovenier, our Chief Financial Officer;

•	Dawn Callahan, our Chief Marketing Officer;

•	Derek Peterson, our Chief Technology Officer;

•	Michael J. Zeto III, our Senior Vice President, Strategy and Emerging Businesses; and

•	Doug Lodder, our former Senior Vice President, General Manager, who terminated employment with us in October 2020.

Executive Summary

2020 Performance Highlights

Highlights of our performance in 2020 included the following:

•	Revenue for our military and private networks and emerging technologies segments increased 2.5% and 10.4%, respectively in comparison to 2019.

•	Net loss attributable to common stockholders increased from $(10.3) million, or $(0.23) per diluted share, in 2019 to $(17.1) million, or $(0.38) per diluted share, in 2020. However, Adjusted EBITDA increased 1.0% from $82.6 million in 2019 to $83.5 million in 2020.[1]

•	We signed a Wi-Fi offloading agreement with a Tier 1 carrier, and beginning in November 2020, this carrier’s customers have begun to utilize our high-speed Wi-Fi networks via carrier offloading at one airport with more airports expected to launch during 2021.

•	We were selected to build and operate a carrier grade Wi-Fi 6 network at Rockefeller Center, New York City’s landmark property spanning 22 acres in Midtown Manhattan.

•	As of December 31, 2020, we had a total of 74 DAS venues live comprised of 41,200 DAS nodes and an additional 11,500 nodes in backlog. This compares to 73 venues live comprised of 38,100 nodes as of December 31, 2019.

1  Adjusted EBITDA is a non-GAAP financial measure. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 1, 2021 for a reconciliation of net loss attributable to common stockholders, which is the most comparable measure under GAAP, to Adjusted EBITDA.

2020 Executive Compensation Overview

Highlights of developments involving our executive compensation program in 2020 included the following:

•	Our stockholders approved our Say on Pay advisory proposal, with over 98% of our stockholders voting in favor of the compensation of our named executive officers.

•	Our 2020 long-term equity compensation awards for all named executive officers consisted of three-year RSUs, 50% of the value of which are service-based and 50% (at target) are performance-based. For the performance-based RSUs, we utilized the following objectives: (i) revenue, (ii) EBITDA, and (iii) relative total stockholder return (“rTSR”).

2020 Votes on Executive Compensation and Stockholder Outreach

At our 2018 annual meeting of stockholders, we conducted an advisory vote of our stockholders to determine the frequency at which we conduct our Say on Pay vote. With over 94% of our stockholders voting in favor of annual Say on Pay votes, we now intend to conduct an advisory Say on Pay vote annually.

We regularly conduct an extensive stockholder outreach program. Following an extensive stockholder outreach program in late 2018 and early 2019, as well as affirmative actions by our Compensation Committee in early 2019, over 98% of our stockholders voted in favor of approving the compensation of our named executive officers at our 2019 annual meeting of stockholders, as disclosed in the proxy statement for that meeting. Our Compensation Committee reviewed the results of the vote and the high level of stockholder support and concluded that it would continue to implement the changes it took in early 2019 for the remainder of 2019 and compensation decisions for 2020. At our 2020 annual meeting of stockholders, over 98% of our stockholders again voted in favor of approving the compensation of our named executive officers, as disclosed in the proxy statement for that meeting. Our Compensation Committee reviewed the results of the vote and the high level of stockholder support and concluded that it would continue to maintain the compensation decisions and changes made in 2019 and 2020 for the remainder of 2020 and into 2021.

Highlights of the changes that were made in 2019 and 2020 include the following:

•	The performance-based RSUs granted to our executive officers provide for a three-year performance period coupled with a three-year service requirement;

•	The performance-based RSUs include three performance objectives, including an rTSR goal (weighted at 10% of target), a revenue goal (weighted at 45%), and an EBITDA goal (weighted at 45%);

•	The performance-based RSUs do not include any “catch-up” features; and

•	We adopted a recoupment policy that applies to executive officers and covers all incentive compensation.

General Overview and Objectives of our Executive Compensation Programs

Historically, our compensation programs have aimed to conserve cash while attracting and retaining executive officers who are highly motivated to grow our business in the long term. As with other growth-oriented companies in the wireless industry and the technology sector generally, we emphasize equity compensation, through a mix of service-based and performance-based RSUs, to align the interests of management and stockholders, which we believe motivates the management team to grow the business in the long term. The Compensation Committee continues to believe that the total cash compensation of our named executive officers (including their base salary plus annual incentive bonus) should generally target the 50th percentile of our selected peer group and that total direct compensation (total cash compensation plus equity awards) should generally target the 60th percentile of our selected peer group.

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, we designed, and intend to modify as necessary, our compensation and benefits program and philosophy in order to attract, retain and motivate talented, highly qualified and committed executive officers who share our business goals and corporate values. In doing so, we strive to reward achievement of clear, easily measured performance goals that keep our executive officers focused on accomplishing our long-term business objectives, while offering sufficient fixed compensation to remain competitive within our industry and geography. We expect to continue relying on this approach in the future.

The principal objectives of our executive compensation programs are:

•	attracting, retaining and motivating talented and experienced executives;

•	rewarding executives whose knowledge, skills and performance are critical to and demonstrably contribute to our success and strategic goals; and

•	incentivizing our executives to manage our business as a team.

Role of the Compensation Committee, Board of Directors and Management in Setting Executive Compensation

In general, our Compensation Committee makes compensation decisions regarding our named executive officers. Our Compensation Committee is comprised of two members, Mr. Davis and Ms. Choka, with Ms. Choka serving as Chair of the Committee. The Compensation Committee has overall responsibility for overseeing and, together with input from the full Board of Directors as the Committee deems appropriate, approving the compensation of our Chief Executive Officer and other executive officers.

We anticipate that our Chief Executive Officer will continue to make recommendations to our Compensation Committee regarding compensation for other executive officers. However, while our Compensation Committee will consider our Chief Executive Officer’s recommendations, it need not adopt these recommendations and may adjust them as it deems appropriate. The Committee has authority to approve all compensation decisions regarding our executive officers, although our Board of Directors also retains concurrent authority. The Committee may from time to time refer matters to the entire Board of Directors in order to obtain input from other directors prior to making a decision and, if appropriate, may submit matters for approval by the full Board of Directors. Other executive officers, including our Chief Financial Officer and our former Senior Vice President Human Resources, participate in Compensation Committee meetings from time to time, primarily to present information to the Committee.

Independent Compensation Consultant and Peer Group

Our Compensation Committee has the authority to engage the services of outside consultants and advisors to assist it in making decisions regarding our executive compensation programs. The Croner Company has been retained by our Compensation Committee since 2014 to advise the Committee regarding the compensation of our executive officers and non-employee directors. The Compensation Committee believes that The Croner Company’s deep expertise in the technology industry provides the Committee with relevant and targeted advice.

To assist the Compensation Committee in evaluating the different components of compensation to be paid to our named executive officers, the Compensation Committee relies on compensation data from a group of peer companies developed with the assistance of The Croner Company. The Compensation Committee meets annually to review the peer group for compensation decisions for the following year, and in late 2019 the Compensation Committee determined the companies that would constitute our peer group for compensation decisions in 2020. The Croner Company identified potential peer companies among telecom and technology companies with business models similar to ours, including competitors, companies with relevant GICS codes and their peers. Once the larger population of companies was determined, The Croner Company applied a revenue guideline (companies within 40% to 250% of our revenue) and a market cap guideline (companies with a market cap equal to 25% on the low end and 400% on the high end of a market cap range of $200M to $1B), accepting into the final peer group those companies meeting the criteria that are headquartered either in California or in major metropolitan areas. The companies recommended by The Croner Company, and accepted by the Compensation Committee, as peer companies for fiscal 2020 compensation (listed below) all fell within these guidelines.

2020 Fiscal Year Peer Group Companies:

•	8x8, Inc.	•	Limelight Networks, Inc.
•	Aerohive Networks, Inc.	•	MaxLinear, Inc.
•	Alaska Communications	•	MobileIron, Inc.
•	Aviat Networks, Inc.	•	ORBCOMM Inc.
•	Brightcove Inc.	•	Ribbon Communications Inc.
•	CalAmp Corp.	•	Spok Holdings, Inc.
•	Calix, Inc.	•	Synacor, Inc.
•	Carbonite, Inc.	•	Synchronoss Technologies, Inc.
•	Digi International Inc.	•	Telenav, Inc.
•	Globalstar, Inc.	•	Vocera Communications, Inc.
•	Internap Corporation

As the Compensation Committee meets annually to review the peer group for compensation decisions for the following year, in late 2020 the Compensation Committee determined that it would make the following changes to the fiscal year 2020 peer group, which would then be utilized for compensation decisions in 2021. Three companies were removed due to acquisition or bankruptcy, and one due to market cap falling outside the targeted range. Six additional companies were added, utilizing the same revenue guideline (companies within 40% to 250% of our revenue) but an updated market cap guideline (companies with a market cap ranging from $50M to $4B). All but one of the companies recommended by The Croner Company for inclusion in the peer group fell within these guidelines, with Fastly falling above the market cap range, but within the revenue guideline.

New Companies Added for Fiscal Year 2021 Peer Group		Companies Removed for Fiscal Year 2021 Peer Group
•	Applied Optoelectronics	•	Aerohive Networks, Inc.
•	ATN International	•	Carbonite, Inc.
•	Fastly	•	Internap Corporation
•	Iridium Communications	•	Synacor, Inc.
•	Ooma
•	Shenandoah Telecommunications

The compensation data from the peer group of companies developed with The Croner Company is used in evaluating our executive compensation program. Data from relevant published compensation surveys is reviewed in conjunction with the peer group when evaluating our executive compensation program. Our Compensation Committee previously made the decision that the total cash compensation of our named executive officers (including their base salary plus annual incentive target bonus) should generally target the 50th percentile of our selected peer group (and survey market data, when applicable) and that total direct compensation (total cash compensation plus the grant date value of annual equity awards) should generally target the 60th percentile of our selected peer group compensation data (and survey market data, when applicable). Our Compensation Committee believes this targeted range for total direct compensation is appropriate primarily because companies we recruit from or that recruit our employees tend to be significantly larger telecommunication or technology companies with greater pay practices. Our Compensation Committee continued to work with these targeted ranges for fiscal 2020 compensation decisions.

When compared to the market data from the peer group, our Compensation Committee’s decisions regarding fiscal year 2020 compensation for our named executive officers other than Mr. Zeto (whose role was not included in the market data analysis as he was not a named executive officer in 2019) presents as follows:

•	Base salaries, on average as a group, were at 100% of the market 50th percentile, with individual base salaries ranging from 88% to 106% of that percentile;

•	Total cash compensation (at target), on average as a group, was at 98% of the market 50th percentile, with individual total cash compensation (at target) ranging from 78% to 112% of that percentile; and

•	Total direct compensation (at target), on average as a group, was at 107% of the market 60th percentile, with individual total direct compensation (at target) ranging from 94% to 124% of that percentile.

Elements of Compensation

Our executive compensation program currently includes the following components:

•	annual base salary;

•	annual cash incentive bonus;

•	equity-based awards, including both service-based and performance-based awards; and

•	certain benefits upon involuntary termination of employment under specified circumstances.

The weight of each of these components has not to date been determined by any particular formula, although our overall mix of total compensation has historically emphasized and continues to emphasize equity-based awards for their long-term incentive and retention value. The specific mix of components has been and will continue to be within the discretion and business judgment of our Board of Directors and the Compensation Committee.

The following table provides a breakdown for 2020 target compensation for our named executive officers. Fixed compensation is comprised of annual base salary and service-based equity awards, as it does not vary based on the Company’s performance, whereas variable compensation is comprised of annual cash incentive bonuses and performance-based equity awards, as the value of both components is inherently tied to the Company’s performance.

Named Executive Officer	Fixed Compensation (%)	Variable Compensation(1) (%)
Mike Finley	59	41
Peter Hovenier	61	39
Dawn Callahan	64	36
Derek Peterson	64	36
Michael J. Zeto III	68	32
Doug Lodder(2)	67	33

(1)	Includes annual cash incentive bonus and performance-based equity awards at target levels. For the 2019 and 2020 performance-based RSUs, includes only the portion of the RSUs subject to the revenue and Adjusted EBITDA goals for the 2020 performance period, as the grant date for the portions of the 2019 and 2020 performance-based RSUs subject to the revenue and Adjusted EBITDA goals for the 2021 and/or 2022 performance periods did not occur prior to December 31, 2020, as determined in accordance with provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation.

(2)	Doug Lodder, our Senior Vice President, General Manager, resigned from the Company in October 2020.

Base Salary

We provide a base salary to our named executive officers to compensate them for services rendered on a day-to-day basis during the year and to provide sufficient fixed cash compensation to allow them to focus on their ongoing responsibilities. The base salaries of all executive officers are reviewed annually and adjusted when necessary to reflect individual roles and performance as well as market conditions. In connection with the Compensation Committee’s annual review process in January 2020, the following base salary increases were approved for our named executive officers other than Messrs. Finley and Zeto. Mr. Finley’s base salary was negotiated at the time of his appointment as CEO in March 2019, and the Compensation Committee determined that no adjustment would be made to it for 2020, based on market data from our peer group. Mr. Zeto’s base salary was negotiated at the time of his hiring in March 2020.

Name	Increase in Annual Base Salary	2020 Annual Base Salary ($)
Peter Hovenier	2%	377,917
Dawn Callahan	2%	324,104
Derek Peterson	2%	339,097
Doug Lodder	10%	310,468

A paired comparison of base salary changes among incumbents in the same position year-to-year in peer base salary data showed average base salary increases of 2% for chief financial officer positions, and 2% for chief technology officer positions. Mr. Lodder’s increase also includes a market-based adjustment. Following the base salary increases for our named executive officers, they were on average at 100% of the 50th percentile.

Annual Cash Incentive Bonuses

We use annual cash incentive bonuses to reward our named executive officers for the achievement of Company performance goals. Each year, we adopt new corporate financial objectives under our management incentive compensation plan to motivate and reward our senior executives, including our named executive officers, to attain specific short-term performance objectives that, in turn, further our long-term business objectives. These objectives are based upon corporate targets, rather than individual objectives. In setting target payout levels under our management incentive compensation plan, our Compensation Committee considers historical payouts, the total cost to the Company should performance objectives be achieved and our retention needs. The Compensation Committee retains discretion to reduce or eliminate payment under our management incentive compensation plan.

For 2020, the performance goals under our management incentive compensation plan included three corporate objectives: a company revenue goal, determined on a quarterly basis, and Adjusted EBITDA and annual free cash flow, determined on an annual basis. For each goal, we established a threshold and a maximum achievement level, as well as a weighting as a proportion of the total bonus target. The revenue and Adjusted EBITDA objectives have historically been selected based on the desire to strongly encourage responsible revenue growth with profitability during the year as well as continued focus on our long-term strategy of monetizing our high-density wireless networks. In recent years, and again for 2020, our Compensation Committee determined it would be appropriate to include a free cash flow target for our named executive officers with a weighting of 10% of total target opportunity, in order to continue our focus on non-revenue objectives as well as annual performance, and further determined it appropriate to equally weight revenue at 45% and Adjusted EBITDA at 45%. This resulted in the relative weighting of annual objectives at 55% of the total target opportunity and quarterly revenue-based objectives at 45% of the total target opportunity.

Target bonuses for our named executive officers under the 2020 plan were as follows:

Named Executive Officer	Target Bonus ($)	Percentage of Base Salary
Mike Finley	500,000	100%
Peter Hovenier	283,437	75%
Dawn Callahan	178,257	55%
Derek Peterson	186,503	55%
Michael J. Zeto III	142,083	55%
Doug Lodder	141,004	55%

The 2020 target levels for each of the objectives and actual achievement were as follows:

Financial Objective	2020 Target Level Achievement	Actual 2020 Achievement Metrics
Revenue(1)	$258,969,000	$237,416,000
Adjusted EBITDA(2)	$84,807,000	$83,460,000
Free Cash Flow(3)	$15,000,000	$(33,714,000)

(1)	For 2020, the revenue portion of the annual incentive bonus was originally approved to be determined and paid on a quarterly basis, with the following target levels of achievement, weightings and actual achievement:

Applicable Quarter	Relative Weighting	Target Level Achievement	Actual Achievement
1	10%	$60,322,000	$59,886,000
2	11%	$63,250,000	$58,672,000
3	12%	$67,778,000	$58,754,000
4	12%	$67,619,000	$60,104,000

(2)	For a discussion of Adjusted EBITDA, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

(3)	For a discussion of free cash flow, see Exhibit 99.1 of our Form 8-K filed with the SEC on March 1, 2021.

In February 2021, our Compensation Committee determined that the achievement of the financial objectives under the management incentive compensation plan for 2020 would result in a payout at 70% of target based on the relative weightings and payout levels in the chart below. Actual payout for the revenue target was approved by the Compensation Committee based on achievement on an annual basis in consideration of the volatility to quarterly revenues resulting from COVID-19, rather than quarterly. For achievement above or below the targeted level, straight line interpolation was applied to the target levels.

	Revenue (45% total weight)			Adjusted EBITDA (45% total weight)			Free Cash Flow (10% total weight)
		Payout Level	Targeted Achievement		Payout Level	Targeted Achievement		Payout Level	Targeted Achievement
Maximum		150%	110% of Target		150%	120% of Target		150%	120% of Target
Target		100%	$258,969,000		100%	$84,807,000		100%	$15,000,000
	Actual Achievement	58%	92% of Target	Actual Achievement	97%	98% of Target
Minimum		50%	90% of Target		50%	70% of Target		50%	70% of Target
							Actual Achievement	0%	(225)% of Target

	Revenue		Adjusted EBITDA		Free Cash Flow
Actual Bonus Payout	(45% × 58%)	+	(45% × 97%)	+	(10% × 0%)	=70%

Actual bonus amounts paid to our named executive officers for fiscal 2020 were as follows:

Named Executive Officer	Bonus Payout ($)
Mike Finley	350,416
Peter Hovenier	198,642
Dawn Callahan	124,928
Derek Peterson	130,707
Michael J. Zeto III	100,006
Doug Lodder	28,443	(1)

(1)	Mr. Lodder’s bonus included quarterly revenue achievement for the first three quarters of 2020.

Long-Term Equity Incentive Award Program

We believe that equity-based awards encourage our named executive officers to focus on the long-term performance of our business. Our Compensation Committee generally grants equity awards annually to our executives and other employees in order to enable them to participate with our stockholders in the long-term value of our stock price. Additionally, we believe our equity awards provide an important retention tool for our named executive officers, as they are subject to multi-year vesting.

We currently use service-based and performance-based RSUs for our long-term equity program. We believe that RSUs are the appropriate form of long-term incentive award for our Company in the current competitive conditions facing the wireless industry in which we compete for executive talent, allowing us to both retain current employees and attract new talent, as well as limit the dilution to our stockholders that our offering a stock option program would impose. For named executive officers, we generally determine the number of RSUs to be granted by dividing the annual target grant value approved for each officer by our Compensation Committee by the average trading price for the last five trading days of the prior month preceding the date of grant.

2018 Equity Awards. In early 2018, our named executive officers other than Messrs. Finley, Hovenier and Zeto were granted RSUs, with 50% of the aggregate grant value in the form of three-year service-based RSUs and 50% (at-target) in the form of performance-based RSUs. The performance-based RSUs granted to Ms. Callahan, Dr. Peterson and Mr. Lodder in 2018 were subject to two equally-weighted performance objectives: 50% of the at-target value was based upon achieving average revenue growth of 13% over a two-year period ending on December 31, 2019, as compared with revenue in the year ending on December 31, 2017, and 50% was based upon an Adjusted EBITDA margin target of 31.5%, measured at the end of 2019. The performance objectives were subject to under- or over- achievement on a sliding scale, with a threshold of 50% of the target number of RSUs (for average revenue growth of 8% and an Adjusted EBITDA margin target of 26.5%) and a maximum of 150% of the target number of RSUs (for average revenue growth of 18% and an Adjusted EBITDA margin target of 36.5%), with straight-line interpolation applied between performance increments.

In March 2020, our Compensation Committee determined that the average revenue growth over the two-year period ending on December 31, 2019 was 8.4% and the Adjusted EBITDA margin was 36.2%, resulting in achievement of the 2018 performance-based RSUs at 100.5% of the target objective. As a result, each of our named executive officers other than Messrs. Finley, Hovenier and Zeto became eligible to vest in 6,374 RSUs. 66 2/3% of such RSUs vested on the date achievement was determined, and the remainder will vest in four equal quarterly installments beginning on May 1, 2020, subject to the executive officer’s continued service through each vesting date.

2019 Equity Awards. In February 2019 our Compensation Committee approved the following RSU grants for our named executive officers other than Mr. Finley, whose equity awards were granted when he was appointment our Chief Executive Officer, in March 2019 (with the same terms and conditions as the RSUs granted to our other named executive officers in February 2019), and Mr. Zeto, who was not employed by us in 2019:

Executive Officer	Aggregate Number of RSUs (at target)	Service-Based Vesting RSUs	Performance- Based Vesting RSUs (at target)
Mike Finley	93,640	46,820	46,820
Peter Hovenier	38,610	19,305	19,305
Dawn Callahan	13,942	6,971	6,971
Derek Peterson	38,610	19,305	19,305
Doug Lodder	13,942	6,971	6,971

The service-based vesting RSUs granted to our named executive officers other than Messrs. Finley and Hovenier in 2019 vest in equal quarterly installments over three years of continued service; the service-based vesting RSUs granted to Messrs. Finley and Hovenier in 2019 vest in annual installments over three years of continued service. The performance-based vesting RSUs granted to our named executive officers in 2019 (the “2019 PSUs”) are subject to three performance-based objectives – revenue (weighted in total at 45%, with three consecutive one-year performance periods weighted at 15% each), EBITDA (weighted in total at 45%, with three consecutive one-year performance periods weighted at 15% each) and rTSR (weighted at 10%, for a three-year performance period). Achievement of the revenue and Adjusted EBITDA goals for the 2019 PSUs is based upon the annual operating budgets established for each of the years in the three-year performance period. As a result, as we approve budgets on an annual basis, the performance targets for the 2019 PSUs related to revenue and Adjusted EBITDA goals will be set. Actual achievement of each of the performance metrics will be determined using the sliding scales set forth below, with straight line interpolation applied between performance increments. 2019 PSUs which become eligible to vest based on achievement will vest on February 1, 2022 (April 1, 2022 for Mr. Finley), provided the named executive officer remains in continuous service through such date.

Revenue Achievement as a Percentage of Revenue Target	Percentage of Revenue RSUs Eligible to Vest
Below 90%	0%
At 90% (threshold)	50%
At 100% (target)	100%
At and above 110% (maximum)	150%

EBITDA Achievement as a Percentage of EBITDA Target	Percentage of EBITDA RSUs Eligible to Vest
Below 70%	0%
At 70% (threshold)	50%
At 100% (target)	100%
At and above 120% (maximum)	150%

rTSR Achievement as a Percentile Against the Russell 2000 Performance	Percentage of rTSR RSUs Eligible to Vest
Below 25th Percentile	0%
At 25th Percentile (threshold)	50%
At 50th Percentile (target)	100%
At and above 75th Percentile	150%

Based on the consolidated financial statements included in our Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, achievement of the revenue goal for the one-year period ending on December 31, 2019 was 95.1% and achievement for the Adjusted EBITDA goal for the one-year period ending on December 31, 2019 was 96.9%, resulting in achievement at 75.3% and 94.8% of the target objective for revenue and Adjusted EBITDA, respectively, for the 2019 performance period. Based on the consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 1, 2021, achievement for the revenue goal for the one-year period ending on December 31, 2020 was 91.7% and achievement for the Adjusted EBITDA goal for the one-year period ending on December 31, 2020 was 98.4%, resulting in achievement at 58.4% and 97.4% of the target objective for revenue and Adjusted EBITDA, respectively, for the 2020 performance period.

As a result, our named executive officers became eligible to vest in the following 2019 PSUs for the 2019 and 2020 performance periods:

Executive Officer	2019 Performance Period		2020 Performance Period
Mike Finley	11,943		10,937
Peter Hovenier	4,925		4,510
Dawn Callahan	1,778		1,628
Derek Peterson	4,925		4,510
Doug Lodder	1,778	(1)	—	(1)

(1)	As a result of Mr. Lodder’s termination of employment in October 2020, all of his 2019 PSUs were forfeited at that time and he will not be eligible to vest in any such PSUs.

2020 Equity Awards. In January 2020, our Compensation Committee approved the following RSU grants for our named executive officers other than Mr. Zeto, whose equity awards were granted when he was hired in March 2020 (with the same terms and conditions as the RSUs granted to our other named executive officers in January 2020):

Executive Officer	Aggregate Number of RSUs (at target)	Service-Based Vesting RSUs	Performance- Based Vesting RSUs (at target)
Mike Finley	192,307	96,154	96,153
Peter Hovenier	83,612	41,806	41,806
Dawn Callahan	27,173	13,587	13,586
Derek Peterson	75,250	37,625	37,625
Michael J. Zeto III	44,673	22,337	22,336
Doug Lodder	62,709	31,355	31,354

Both the service-based vesting RSUs and performance-based vesting RSUs granted to our named executive officers in 2020 have the same vesting terms and conditions as the service-based vesting RSUs and performance-based vesting RSUs granted to our named executive officers in 2019; provided, however that the performance-based vesting RSUs granted to our named executive officers in 2020 (the “2020 PSUs”) are subject to performance periods commencing on January 1, 2020 (rather than January 1, 2019) and 2020 PSUs which become eligible to vest based on achievement will vest on February 1, 2023 (April 1, 2023 for Mr. Zeto), provided the named executive officer remains in continuous service through such date.

Based on the consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 1, 2021, achievement for the revenue goal for the one-year period ending on December 31, 2020 was 91.7% and achievement for the Adjusted EBITDA goal for the one-year period ending on December 31, 2020 was 98.4%, resulting in achievement of the 2020 PSUs at 58.4% and 97.4% of the target objective for revenue and Adjusted EBITDA, respectively, for the 2020 performance period. As a result, each of our named executive officers (excluding Mr. Lodder, who terminated employment with the Company in October 2020, at which time all of his 2020 PSUs were forfeited), became eligible to vest in the following 2020 PSUs for the 2020 performance period:

Executive Officer	2020 Performance Period
Mike Finley	22,462
Peter Hovenier	9,766
Dawn Callahan	3,174
Derek Peterson	8,790
Michael J. Zeto III	5,218

Severance and Change of Control Benefits

Our Board of Directors believes that it is necessary to offer senior members of our executive team severance benefits to ensure that they remain focused on executing our strategic plans, including in the event of a proposed or actual acquisition. We have entered into employment agreements with our named executive officers to provide them with additional severance benefits upon an involuntary termination of employment under specified circumstances prior to and following a change of control. The terms of these agreements are described below in “Severance or Employment Agreements.”

Additionally, the 2018 RSUs granted to Ms. Callahan, Dr. Peterson and Mr. Lodder and the 2019 and 2020 RSUs granted to all our named executive officers provide that if the officer were to be involuntarily terminated outside the change of control context, then they would be treated as vested in a number of shares underlying the award equal to the sum of the number of shares applying a monthly pro-rata vesting over the three-year overall vesting schedule (with the performance-based RSUs determined at 100% of target if before the date performance has been determined to be achieved, and at the actual level of achievement if after such date), plus in Mr. Finley’s case an additional 24 months of vesting, in Mr. Hovenier’s case an additional 12 months of vesting or in Ms. Callahan’s, Dr. Peterson’s, Mr. Zeto’s or Mr. Lodder’s case, an additional 9 months of vesting. Upon an involuntary termination in connection with a change of control, each officer would be entitled to full vesting of these awards, with achievement of the performance-based award deemed to be at-target if the transaction occurred prior to the end of the performance period.

Perquisites

We do not provide any significant perquisites or other personal benefits to our named executive officers except for the one-time relocation benefits for Mr. Finley related to his initial employment package when he joined us as our Chief Executive Officer.

Benefits

We provide the following benefits, which we believe are typical of the companies with which we compete for employees, to our named executive officers on the same basis provided to all of our employees:

•	health, dental and vision insurance;

•	life insurance and accidental death and dismemberment insurance;

•	a 401(k) plan;

•	an employee assistance plan;

•	short and long-term disability insurance;

•	a medical and dependent care flexible spending account; and

•	a health savings account.

Corporate Governance Considerations

Stock Ownership Guidelines. Our stock ownership guidelines reinforce our Board of Directors’ belief that executives and members of the Board who believe in our future should have meaningful equity holdings in the Company. The ownership guidelines provided for a three-year transition period from their adoption in 2016, and require that our directors hold shares and share equivalents equal in value to three times their annual retainer and that each of our executive officers hold shares and share equivalents equal in value to a multiple of base salary, specifically, six times base salary for our Chief Executive Officer and one times base salary for each of our other executive officers. For purposes of the stock ownership guidelines, vested RSUs and vested and in-the-money options will be counted toward the applicable requirement. With the exception of Ms. Callahan, all of our named executive officers subject to the ownership guidelines (i.e., they have served as executive officers for at least three years) are currently in compliance therewith.

Anti-Hedging and Anti-Pledging. We have a policy that prohibits any hedging or pledging transactions of our securities by our directors and executive officers. This policy does not allow for exceptions or waivers to such prohibitions on hedging and pledging.

Recoupment Policy. In 2020, based upon feedback received from ongoing stockholder outreach, and at the recommendation of the Compensation Committee, our Board of Directors adopted a recoupment policy that applies to executive officers and covers all incentive compensation received after the date the policy was adopted. The policy applies in the event our financial results are restated as a result of material non-compliance with financial reporting requirements under the federal securities laws and provides our Board with broad discretion as to what actions may be taken based on circumstances leading to the restatement, including recovery of incentive compensation received by an executive officer in excess of what the executive officer would have been paid under the restatement.

Risk Considerations

As discussed in “Risk Oversight Management” above, the Compensation Committee reviews our compensation programs annually and concluded in 2020 that such programs do not create risks that could be reasonably likely to have a material adverse effect on us.

Tax Considerations

We do not provide any tax gross-ups to our executive officers or directors.

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits deductibility of certain compensation to $1.0 million per year for the Chief Executive Officer and certain other executive officers. Prior to changes in tax law taking effect in 2018, there was an exception to the $1.0 million limitation for performance-based compensation, including stock options, meeting certain requirements. Historically, the stock options we have granted to named executive officers were designed to qualify as performance-based compensation for purposes of Section 162(m), as well as a portion of our performance-based RSUs. However, to maintain flexibility in compensating our executive officers in a manner designed to achieve our strategic goals, contractual commitments and such other factors as our Compensation Committee considered in its judgment to be appropriate, our Compensation Committee does not have a policy requiring all compensation to be deductible.

As a result of the repeal of the exemption from the Section 162(m) deduction limit for performance-based compensation, effective for taxable years beginning after December 31, 2017, we will not be able to deduct compensation in excess of $1.0 million paid in a single tax year to our Chief Executive Officer and to certain other executive officers.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

Submitted by the following members of the Compensation Committee:

Michele Vion Choka

Chuck Davis

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Boingo Wireless under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2020 Summary Compensation Table

The following table provides information regarding the compensation of our “principal executive officer,” our former “principal executive officer,” our “principal financial officer,” and our next three most highly compensated executive officers during the 2020 fiscal year. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Bonus(3) ($)	All Other Compensation(4) ($)		Total ($)
Mike Finley(5)	2020	500,000	1,730,460	302,328	48,088	61,050	(6)	2,641,926
Chief Executive Officer	2019	395,833	1,451,888	317,290	52,454	360,132		2,577,597
Peter Hovenier	2020	377,916	748,474	171,382	27,260	8,550		1,333,582
Chief Financial Officer	2019	370,506	990,219	235,206	—	8,400		1,604,331
	2018	360,000	—	300,994	—	8,250		669,244
Dawn Callahan	2020	324,104	245,856	107,784	17,144	8,550		703,438
Chief Marketing Officer	2019	317,749	235,851	147,924	—	8,400		709,924
	2018	303,000	305,811	185,693	—	8,250		802,754
Derek Peterson	2020	339,097	680,813	112,770	17,937	8,550		1,159,167
Chief Technology Officer	2019	332,448	653,218	154,767	—	8,400		1,148,833
	2018	317,000	305,811	194,283	—	8,250		825,344
Michael J. Zeto III(7)	2020	258,333	372,125	79,236	20,770	7,438		737,902
Senior Vice President, Strategy and Emerging Markets
Doug Lodder(8)	2020	256,371	544,060	28,443	—	29,718	(9)	858,592
Former Senior Vice President, General Manager	2019	282,243	235,851	131,395	—	8,400		657,889

(1)	The amounts in this column represent the aggregate grant date fair value of stock awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 19 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for a discussion of the assumptions made by the Company in determining the grant date fair value of its equity awards. In accordance with SEC rules, the grant date fair value of any award subject to a performance condition is based on the probable outcome of the performance conditions. In 2020, each named executive officer was granted both performance-based RSUs, the vesting of which is contingent upon the Company’s achievement of revenue, EBITDA margin and rTSR targets, and service-based RSUs, as described in greater detail in the “Long-Term Equity Incentive Award Program” section of the “Compensation Discussion and Analysis” beginning on page 21. For the performance-based RSUs granted to our named executive officers in 2019 and 2020, only the portion of such awards with a grant date in the 2020 fiscal year (as determined in accordance with FASB ASC Topic 718) has been included at their “target” level (100%), which the Company determined was the probable outcome for such awards at the time of grant. The grant date fair value of the 2020 service-based RSUs included in this column is as follows: Mr. Finley: $1,111,540; Mr. Hovenier: $483,277; Ms. Callahan: $157,066; Dr. Peterson: $434,945; Mr. Zeto: $265,810; and Mr. Lodder: $373,125. The grant date fair value of the 2019 performance-based RSUs included in this column with a grant date in 2020, assuming achievement at the maximum level (150%) for each of the named executive officers, is as follows: Mr. Finley: $261,466; Mr. Hovenier: $107,818; Ms. Callahan: $38,942; Dr. Peterson: $107,818; and Mr. Lodder: $38,943. The grant date fair value of the 2020 performance-based RSUs included in this column with a grant date in 2020, assuming achievement at the maximum level (150%) for each of the named executive officers, is as follows: Mr. Finley: $666,914; Mr. Hovenier: $289,977; Ms. Callahan: $94,243; Dr. Peterson: $260,984; Mr. Zeto: $159,472; and Mr. Lodder: $217,461.

(2)	Represents amounts paid under our 2020 management incentive compensation plan.

(3)	The amounts shown for 2020 in this column represent the portion of the total amount paid under our 2020 management incentive plan that was attributable to the Compensation Committee’s decision to determine our revenue achievement under the 2020 management incentive plan on an annual basis rather than quarterly, following the close of the fiscal year, as described in greater detail in the “Annual Cash Incentive Bonuses” section of the “Compensation Discussion and Analysis” beginning on page 20.

(4)	The amounts shown for 2020 as All Other Compensation for our named executive officers other than Messrs. Finley and Lodder include matching contributions made under our 401(k) plan during 2020. The 401(k) contributions are provided to our executive officers on the same basis as those provided to all other regular U.S. employees.

(5)	Mr. Finley was appointed as our Chief Executive Officer in 2019. Accordingly, compensation information is not provided for 2018.

(6)	Consists of (i) $52,500 of Company-paid relocation expenses and (ii) $8,550 in matching contributions made under our 401(k) plan.

(7)	Mr. Zeto commenced employment with us in March 2020. Accordingly, compensation information is not provided for 2018 or 2019.

(8)	Mr. Lodder was employed by us, but was not one of our named executive officers in 2018. Accordingly, compensation information is not provided for 2018. Further, Mr. Lodder’s employment with the Company terminated in October 2020.

(9)	Consists of (i) $21,168 of severance expenses and (ii) $8,550 in matching contributions made under our 401(k) plan.

2020 Grants of Plan-Based Awards

The following table sets forth certain information regarding each plan-based award granted to our named executive officers during our 2020 fiscal year.

			Estimated Future/Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Board Approval Date	Minimum ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards : Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(2)
Mike Finley	N/A	N/A	250,000	500,000	750,000	—		—		—		—	—
	1/28/20	3/21/19	—	—	—	3,512	(3)	14,046	(3)	21,069	(3)		174,311
	2/3/20	2/3/20	—	—	—	—		—		—		96,154	1,111,540
	2/3/20	2/3/20	—	—	—	4,808	(4)	38,461	(4)	57,692	(4)	—	444,609
Peter Hovenier	N/A	N/A	141,719	283,437	425,156	—		—		—		—	—
	1/28/20	2/21/19	—	—	—	1,448	(3)	5,792	(3)	8,688	(3)	—	71,879
	2/3/20	2/3/20	—	—	—	—		—		—		41,806	483,277
	2/3/20	2/3/20	—	—	—	2,091	(4)	16,723	(4)	25,085	(4)	—	193,318
Dawn Callahan	N/A	N/A	89,128	178,257	267,385	—		—		—		—	—
	1/28/20	2/4/19	—	—	—	523	(3)	2,092	(3)	3,138	(3)	—	25,962
	2/3/20	2/3/20	—	—	—	—		—		—		13,587	157,066
	2/3/20	2/3/20	—	—	—	680	(4)	5,435	(4)	8,153	(4)	—	62,829
Derek Peterson	N/A	N/A	93,252	186,503	279,755	—		—		—		—	—
	1/28/20	2/4/19	—	—	—	1,448	(3)	5,792	(3)	8,688	(3)	—	71,879
	2/3/20	2/3/20	—	—	—	—		—		—		37,625	434,945
	2/3/20	2/3/20	—	—	—	1,882	(4)	15,051	(4)	22,577	(4)	—	173,990
Michael J. Zeto III	N/A	N/A	85,250	170,500	255,750	—		—		—		—	—
	3/2/20	3/2/20	—	—	—	—		—		—		22,337	265,810
	3/2/20	3/2/20	—	—	—	1,117	(4)	8,934	(4)	13,401	(4)	—	106,315
Doug Lodder	N/A	N/A	85,379	170,757	256,136	—		—		—		—	—
	1/28/20	2/4/19	—	—	—	523	(3)	2,092	(3)	3,138	(3)	—	25,962
	2/3/20	2/3/20	—	—	—	—		—		—		31,355	373,125
	2/3/20	2/3/20	—	—	—	1,568	(4)	12,541	(4)	18,812	(4)	—	144,974

(1)	Each named executive officer was granted a non-equity incentive plan award pursuant to our 2020 management incentive compensation plan which is discussed in greater detail in the “Annual Cash Incentive Bonuses” section of the “Compensation Discussion and Analysis,” beginning on page 20. The amounts show in the “target” column reflect the target payout under the plan. The target amount is equal to 100% of Mr. Finley’s annual base salary, 75% of Mr. Hovenier’s annual base salary, and 55% of Ms. Callahan’s, Dr. Peterson’s, Mr. Zeto’s , and Mr. Lodder’s annual base salary. The amounts shown in the “minimum” column reflect the minimum payout of 50% of the target bonus amount if 90% of the revenue, 70% of the Adjusted EBITDA and 70% of the free cash flow targets are achieved. The amounts shown in the “maximum” column reflect the maximum payout of 150% of the target bonus amount if 110% of the revenue, 120% of the Adjusted EBITDA and 120% of the free cash flow targets are achieved. The actual amounts paid to each named executive officer are shown in the Summary Compensation Table on page 27.

(2)	The amounts represent the aggregate grant date fair value of stock awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 19 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for a discussion of the assumptions made by the Company in determining the grant date fair value of its equity awards. For the performance-based RSUs reflected in the table, the grant date fair value assumes such RSUs will become eligible to vest at their “target” level (100%), which the Company determined was the probable outcome for such awards at the time of grant. The grant date fair value of such performance-based RSUs assuming achievement at the maximum level (150%) is set forth in footnote 1 to the Summary Compensation Table on page 27.

(3)	Each of our named executive officers except for Mr. Zeto was granted performance-based RSUs under our 2011 Equity Incentive Plan in 2019, the vesting of 15% of which is related to the Company’s 2020 revenue growth and an additional 15% of which is related to the Company’s EBITDA margin at the end of 2020, as discussed in greater detail in the “Long-Term Equity Incentive Award Program” section of the “Compensation Discussion and Analysis,” beginning on page 21. The number of RSUs reflected in the table represents only the portion of such awards with a grant date in the 2020 fiscal year, as determined in accordance with FASB ASC Topic 718. The “threshold” amount represents the minimum number of such RSUs that will be eligible to vest on February 1, 2022 (excluding Mr. Finley, whose 2019 performance-based RSUs will vest on April 1, 2022), subject to the named executive officer’s continued service with the Company through such date and achievement of either the 2020 revenue growth performance metric or the metric related to the Company’s EBITDA margin at the end of 2020, at their minimum achievement level. The number of RSUs reflected in the table above as the “target” requires full achievement of the 2020 revenue and EBITDA margin targets and will only vest based on continued service with the Company through February 1, 2022 (excluding Mr. Finley, whose 2019 performance-based RSUs will vest on April 1, 2022). The number of RSUs reflected in the table above as the “maximum” requires overachievement of the 2020 revenue and EBITDA margin targets and will only vest based on continued service with the Company through February 1, 2022 (excluding Mr. Finley, whose 2019 performance-based RSUs will vest on April 1, 2022).

(4)	Each of our named executive officers was granted performance-based RSUs under our 2011 Equity Incentive Plan in 2020, the vesting of 45% of which is related to the Company’s 2020, 2021 and 2022 revenue growth, an additional 45% of which is related to the Company’s EBITDA margin at the end of each of 2020, 2021 and 2022, and the remaining 10% of which is related to the Company’s stock price performance over the three-year period ending December 31, 2022 as measured against the performance of the Russell 2000 index over the same period, as discussed in greater detail in the “Long-Term Equity Incentive Award Program” section of the “Compensation Discussion and Analysis,” beginning on page 21. The number of RSUs reflected in the table represents only the portion of such awards with a grant date in the 2020 fiscal year, as determined in accordance with FASB ASC Topic 718. The “threshold” amount represents the minimum number of such RSUs that will be eligible to vest on February 1, 2023 (excluding Mr. Zeto, whose 2020 performance-based RSUs will vest on April 1, 2023), subject to the named executive officer’s continued service with the Company through such date and achievement of the stock price performance metric at its minimum achievement level. The number of RSUs reflected in the table above as the “target” requires full achievement of the 2020 revenue and EBITDA margin targets and three-year stock price performance metric and will only vest based on continued service with the Company through February 1, 2023 (excluding Mr. Zeto, whose 2020 performance-based RSUs will vest on April 1, 2023). The number of RSUs reflected in the table above as the “maximum” requires overachievement of the 2020 revenue and EBITDA margin targets and three-year stock price performance metric and will only vest based on continued service with the Company through February 1, 2023 (excluding Mr. Zeto, whose 2020 performance-based RSUs will vest on April 1, 2023).

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information regarding each unexercised option and all unvested RSUs held by each of our named executive officers as of December 31, 2020.

The vesting schedule applicable to each outstanding award is described in the footnotes to the table below. For information regarding the vesting acceleration provisions applicable to the options and RSUs held by our named executive officers excluding Mr. Lodder, who terminated his employment with the Company in October 2020, please see the section titled “2020 Potential Payments Upon Termination or Change in Control” below.

		Option Awards				Stock Awards
Name	Initial Vesting Date	Number of Securities Underlying Unexercised Options— Vested (#)	Number of Securities Underlying Unexercised Options— Unvested (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Mike Finley	04/01/20	—	—	—	—	31,214	(2)	397,042	—		—
	02/01/21	—	—	—	—	96,154	(2)	1,223,079	—		—
	04/01/22	—	—	—	—	22,884	(3)	291,085	28,092	(4)	357,330
	02/01/23	—	—	—	—	22,471	(5)	285,831	100,961	(6)	1,284,218
		—	—	—	—	172,723		2,197,037	129,053		1,641,548
Peter Hovenier	02/01/20	—	—	—	—	12,871	(2)	163,719	—		—
	08/01/20	—	—	—	—	6,435	(7)	81,853	—		—
	02/01/21	—	—	—	—	41,806	(2)	531,772	—		—
	02/01/22	—	—	—	—	9,436	(3)	120,026	11,585	(4)	147,355
	02/01/23	—	—	—	—	9,769	(5)	124,262	43,896	(6)	558,357
		—	—	—	—	80,317		1,021,632	55,481		705,712
Dawn Callahan	06/03/12	7,993	—	13.50	05/03/21	—		—	—		—
	05/01/18	—	—	—	—	528	(8)	6,716	—		—
	05/01/19	—	—	—	—	2,905	(8)	36,952	—		—
	03/11/20	—	—	—	—	534	(9)	6,792	—		—
	05/01/20	—	—	—	—	10,190	(2)	129,617	—		—
	02/01/22	—	—	—	—	3,406	(3)	43,324	4,184	(4)	53,214
	02/01/23	—	—	—	—	3,175	(5)	40,386	14,265	(6)	181,451
		7,993	—	—	—	20,738		263,787	18,449		234,665
Derek Peterson	05/01/18	—	—	—	—	528	(8)	6,716	—		—
	05/01/19	—	—	—	—	8,044	(8)	102,320	—		—
	03/11/20	—	—	—	—	534	(9)	6,792	—		—
	05/01/20					28,218	(8)	358,933	—		—
	02/01/22	—	—	—	—	9,436	(3)	120,026	11,585	(4)	147,355
	02/01/23	—	—	—	—	8,793	(5)	111,847	39,506	(6)	502,510
		—	—	—	—	55,553		706,634	51,091		649,865
Michael J. Zeto III	07/01/20	—	—	—	—	18,614	(8)	236,770	—		—
	04/01/23	—	—	—	—	5,218	(5)	66,373	23,454	(6)	298,335
		—	—	—	—	23,832		303,143	23,454		298,335

(1)	The closing price of a share of our common stock on December 31, 2020 was $12.72.

(2)	Shares underlying the RSU award vest in a series of three successive equal annual installments commencing on the initial vesting date, subject to continued service to the Company through each vesting date.

(3)	Vesting of the shares underlying the performance-based RSU award was originally contingent upon achievement of a revenue goal and an Adjusted EBITDA goal over one-year performance periods ending on December 31, 2019 and 2020. The shares underlying the award will vest on February 1, 2022 (April 1, 2022 for Mr. Finley), subject to continued service through such date.

(4)	Vesting of the remaining shares underlying the performance-based RSU award granted to our named executive officers in 2019 is contingent upon achievement of a rTSR goal over a three-year performance period ending on December 31, 2021 and achievement of revenue and Adjusted EBITDA goals over a one-year performance period ending on December 31, 2021, as well as continued service through February 1, 2022 (April 1, 2022 for Mr. Finley). The number of shares in the table above and the corresponding value of such shares reflects maximum performance of the remaining performance-based RSU award for which performance has not yet been determined.

(5)	Vesting of the shares underlying the performance-based RSU award was originally contingent upon achievement of a revenue goal and an Adjusted EBITDA goal over a one-year performance period ending on December 31, 2020. The shares underlying the award will vest on February 1, 2023 (April 1, 2023 for Mr. Zeto), subject to continued service through such date.

(6)	Vesting of the remaining shares underlying the performance-based RSU award granted to our named executive officers in 2020 is contingent upon achievement of a rTSR goal over a three-year performance period ending on December 31, 2022 and achievement of revenue and Adjusted EBITDA goals over one-year performance periods ending on each of December 31, 2021 and 2022, as well as continued service through February 1, 2023 (April 1, 2023 for Mr. Zeto). The number of shares in the table above and the corresponding value of such shares reflects maximum performance of the remaining performance-based RSU award for which performance has not yet been determined.

(7)	Shares underlying the RSU award vest on February 1, 2021, subject to continued service through such date.

(8)	Shares underlying the RSU award vest in a series of twelve successive equal quarterly installments commencing on the initial vesting date, subject to continued service to the Company through each vesting date.

(9)	Vesting of the shares underlying the performance-based RSU award was originally contingent upon achievement of both a revenue growth metric and the Company’s Adjusted EBITDA margin over a two-year performance period ending on December 31, 2019, as well as continued service through the date performance is determined to have been achieved by the Company. 66 2/3% of the shares underlying the RSU award vested on March 11, 2020, following a determination that achievement was at 100.5%, and an additional 1/12th of such shares will vest quarterly thereafter, subject to continued service to the Company through each vesting date.

2020 Option Exercises and Stock Vested

The following table shows the number of RSUs held by each named executive officer that vested during the 2020 fiscal year. None of our named executive officers exercised any options during the 2020 fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Mike Finley	15,606	164,019
Peter Hovenier	12,869	161,764
Dawn Callahan	16,105	186,183
Derek Peterson	26,227	308,070
Michael J. Zeto III	3,723	44,547
Doug Lodder	20,545	240,916

(1)	Represents the closing price of a share of our common stock on the date of vesting multiplied by the number of shares that have vested.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and no named executive officers participated in a nonqualified deferred compensation plan during 2020.

2020 Potential Payments Upon Termination or Change in Control

Please see “Severance or Employment Agreements” below for a description of the severance arrangements for our named executive officers.

The following table describes the potential payments and benefits for each of our named executive officers under their employment agreements upon an involuntary termination, as if each officer’s employment terminated as of December 31, 2020.

Name	Benefit	Qualifying Involuntary Termination of Employment ($)		Qualifying Involuntary Termination of Employment within 12 months after a Change in Control ($)
Mike Finley	Cash Severance	1,500,000		1,500,000
	Health Benefits	51,439		51,439
	Vesting of RSUs(1)	3,248,355	(2)	3,291,402	(3)
	Total Value	4,799,794		4,842,841
Peter Hovenier	Cash Severance	661,354		661,354
	Health Benefits	34,293		34,293
	Vesting of RSUs(1)	1,176,458	(2)	1,492,107	(3)
	Total Value	1,872,105		2,187,754
Dawn Callahan	Cash Severance	243,078		502,360
	Health Benefits	8,344		11,126
	Vesting of RSUs(1)	253,096	(2)	420,231	(3)
	Total Value	504,518		933,717
Derek Peterson	Cash Severance	254,322		525,600
	Health Benefits	26,274		35,032
	Vesting of RSUs(1)	677,040	(2)	1,139,877	(3)
	Total Value	957,636		1,700,509
Michael J. Zeto III	Cash Severance	232,500		480,500
	Health Benefits	18,492		24,656
	Vesting of RSUs(1)	234,709	(2)	502,033	(3)
	Total Value	485,701		1,007,189
Doug Lodder(4)	Cash Severance	—		—
	Health Benefits	—		—
	Vesting of RSUs	—		—
	Total Value	—		—

(1)	The value of vesting of RSUs shown above assumes that each executive’s qualifying termination of employment and change of control (if applicable) occurred on December 31, 2020, and was calculated by multiplying the number of unvested RSUs that would have accelerated by the fair market value of our common stock on December 31, 2020 ($12.72).

(2)	For the 2018 RSUs granted to each of Ms. Callahan and Dr. Peterson, includes that number of RSUs underlying the award equal to the sum of the number of RSUs applying a monthly pro-rata vesting over the 36-month period commencing on February 1, 2018 plus an additional 9 months of vesting (with the performance-based RSUs calculated at 100.5% of target). For the 2019 RSUs, includes that number of RSUs underlying the award equal to the sum of the number of RSUs applying a monthly pro-rata vesting over the 36 month period commencing on February 1, 2019 (with the performance-based RSUs related to the 2019 revenue and Adjusted EBITDA goals calculated at 75.3% and 94.8%, respectively, the performance-based RSUs related to the 2020 revenue and Adjusted EBITDA goals calculated at 58.4% and 97.4%, respectively, and the remaining portion calculated at target), plus in Mr. Finley’s case an additional 24 months of vesting, in Mr. Hovenier’s case an additional 12 months of vesting and, in Ms. Callahan’s and Dr. Peterson’s case, an additional 9 months of vesting. For the 2020 RSUs, includes that number of RSUs underlying the award equal to the sum of the number of RSUs applying a monthly pro-rata vesting over the 36 month period commencing on February 1, 2020 (with the performance-based RSUs related to the 2020 revenue and Adjusted EBITDA goals calculated at 58.4% and 97.4%, respectively, and the remaining portion calculated at target), plus in Mr. Finley’s case an additional 24 months of vesting, in Mr. Hovenier’s case an additional 12 months of vesting and, in Ms. Callahan’s, Dr. Peterson’s, and Mr. Zeto’s case, an additional 9 months of vesting.

(3)	For the 2018 performance-based RSUs, includes full vesting acceleration with achievement deemed to be at 100.5%. For the portion of the 2019 performance-based RSUs related to the 2019 revenue and Adjusted EBITDA goals, includes full vesting acceleration with achievement deemed to be at 75.3% and 94.8%, respectively, and the performance-based RSUs related to the 2020 revenue and Adjusted EBITDA goals calculated at 58.4% and 97.4%, respectively. For the remaining portion of the 2019 performance-based RSUs where the performance goals were not achieved as of December 31, 2020, includes full vesting acceleration with achievement deemed to be at the target level. For the portion of the 2020 performance-based RSUs related to the 2020 revenue and Adjusted EBITDA goals calculated at 58.4% and 97.4%, respectively. For the remaining portion of the 2020 performance-based RSUs where the performance goals were not achieved as of December 31, 2020, includes full vesting acceleration with achievement deemed to be at the target level.

(4)	As a result of his termination of employment in October 2020, Mr. Lodder did not receive the severance benefits set forth in his employment agreement, as further described below.

Severance or Employment Agreements

Mike Finley

In connection with his appointment to Chief Executive Officer in March 2019, we entered into an employment agreement with Mr. Finley that provides that if Mr. Finley’s employment is terminated without cause or should Mr. Finley resign his employment for good reason more than three months prior to, or more than 18 months after, a change of control, Mr. Finley is entitled to 18 months of base salary, 150% of his annual target bonus, a pro-rated bonus for the year in which his termination occurs, 18 months of continued health benefits, and 24 months of vesting credit under his outstanding equity awards. If Mr. Finley’s employment is terminated without cause or should Mr. Finley resign his employment for good reason within three months prior to or 18 months following a change of control, Mr. Finley is entitled to 18 months of base salary, 150% of his annual target bonus, a pro-rated bonus for the year in which his termination occurs, 18 months of continued health benefits, and full vesting of his outstanding equity awards.

Peter Hovenier

We entered into an employment agreement with Mr. Hovenier in April 2013 after he was promoted as our Chief Financial Officer. Under this agreement, if Mr. Hovenier’s employment is terminated without cause or should Mr. Hovenier resign his employment for good reason prior to, or more than 12 months after, a change in control, Mr. Hovenier is entitled to 12 months of base salary, a pro rata payment of his annual target bonus, 12 months of continued health benefits, and 12 months of vesting credit under his outstanding equity awards. If Mr. Hovenier’s employment is terminated without cause or should Mr. Hovenier resign his employment for good reason within 12 months following a change in control, Mr. Hovenier is entitled to 12 months of base salary, annual target bonus, 12 months of continued health benefits, and full vesting of his outstanding equity awards.

Dawn Callahan

We entered into an employment agreement with Ms. Callahan in January 2013 after she was promoted to our Senior Vice President of Marketing and Sales. Under this agreement, if Ms. Callahan’s employment is terminated without cause or should Ms. Callahan resign her employment for good reason prior to, or more than 12 months after, a change in control, Ms. Callahan is entitled to 9 months of base salary, 9 months of continued health benefits, and 9 months of vesting credit under her outstanding equity awards. If Ms. Callahan’s employment is terminated without cause or should Ms. Callahan resign her employment for good reason within 12 months following a change in control, Ms. Callahan is entitled to 12 months of base salary, annual target bonus, 12 months of continued health benefits, and full vesting of her outstanding equity awards.

Derek Peterson

We entered into an employment agreement with Dr. Peterson in January 2013 after he was promoted to our Senior Vice President of Engineering. Under this agreement, if Dr. Peterson’s employment is terminated without cause or should Dr. Peterson resign his employment for good reason prior to, or more than 12 months after, a change in control, Dr. Peterson is entitled to 9 months of base salary, 9 months of continued health benefits, and 9 months of vesting credit under his outstanding equity awards. If Dr. Peterson’s employment is terminated without cause or should Dr. Peterson resign his employment for good reason within 12 months following a change in control, Dr. Peterson is entitled to 12 months of base salary, annual target bonus, 12 months of continued health benefits, and full vesting of his outstanding equity awards.

Michael J. Zeto III

We entered into an employment agreement with Mr. Zeto in March 2020 after he was hired as our Senior Vice President, Strategy and Emerging Businesses. Under this agreement, if Mr. Zeto’s employment is terminated without cause or should Mr. Zeto resign his employment for good reason prior to, or more than 12 months after, a change in control, Mr. Zeto is entitled to 9 months of base salary, 9 months of continued health benefits, and 9 months of vesting credit under his outstanding equity awards. If Mr. Zeto’s employment is terminated without cause or should Mr. Zeto resign his employment for good reason within 12 months following a change in control, Mr. Zeto is entitled to 12 months of base salary, annual target bonus, 12 months of continued health benefits, and full vesting of his outstanding equity awards.

Doug Lodder

We entered into an employment agreement with Mr. Lodder in January 2016 after he was promoted to our Senior Vice President of Business Development. Under this agreement, if Mr. Lodder’s employment is terminated without cause or should Mr. Lodder resign his employment for good reason prior to, or more than 12 months after, a change in control, Mr. Lodder is entitled to 9 months of base salary, 9 months of continued health benefits, and 9 months of vesting credit under his outstanding equity awards. If Mr. Lodder’s employment is terminated without cause or should Mr. Lodder resign his employment for good reason within 12 months following a change in control, Mr. Lodder is entitled to 12 months of base salary, annual target bonus, 12 months of continued health benefits, and full vesting of his outstanding equity awards. Mr. Lodder voluntarily terminated his employment with us in October 2020. As a result of his termination, he received a severance payment equal to his base salary for the period between October 29, 2020 and November 20, 2020.

Pay Ratio Disclosure

As required by the Dodd-Frank Act and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mike Finley, our Chief Executive Officer, as of December 31, 2020:

For our fiscal year ended December 31, 2020:

•	The median of the annual total compensation of all employees (other than our CEO) was $120,252; and

•	The total compensation of our CEO, as reported in the 2020 Summary Compensation Table included elsewhere in this Proxy Statement, was $2,641,926.

Based on this information, the ratio of the total compensation of Mr. Finley to the median of the annual total compensation of our employees was 22.0:1.

The above ratio is appropriately viewed as an estimate. As there were no changes in our employee population or employee compensation arrangements in 2020 that we believe would significantly impact the required pay ratio disclosure, we used the same employee identified last year to identify the median of the annual compensation of our employees. We identified this employee by reviewing the salary, stock awards, non-equity incentive plan compensation, and matching contributions made under our 401(k) plan during 2019 for all of our employees as of December 31, 2019 for the period from January 1, 2019 through December 31, 2019. We excluded our non-U.S. employees as they constituted less than 5% of our workforce. As of December 31, 2019, we had 411 employees, including 11 employees in Brazil, 3 employees in the United Arab Emirates, and 1 employee in the United Kingdom. No cost of living or other adjustments were made.

DIRECTOR COMPENSATION

Cash Compensation

Non-employee directors of the Company are eligible for paid compensation for services provided as a director. Each member of our Board of Directors who was not an employee was paid an annual retainer for 2020 service of $43,000. In addition, Board members were paid additional annual retainer amounts in 2020 for specified service, as follows:

•	$15,000 for service as the lead independent director of our Board of Directors;

•	$24,000 for service as the chair of our Audit Committee;

•	$15,000 for service as the chair of our Compensation Committee;

•	$15,000 for service as the chair of our Steering Committee;

•	$15,000 for service as the chair of our Nominating and Corporate Governance Committee;

•	$10,000 for service as the chair of our Cybersecurity Committee;

•	$10,000 for service (other than as the chair) on our Audit Committee;

•	$7,500 for service (other than as the chair) on our Compensation Committee;

•	$7,500 for service (other than as the chair) on our Steering Committee;

•	$7,500 for service (other than as the chair) on our Nominating and Corporate Governance Committee; and

•	$4,500 for service (other than as the chair) on our Cybersecurity Committee.

The non-employee members of our Board of Directors are also eligible for reimbursement of reasonable out-of-pocket travel expenses incurred in attending Board and committee meetings.

Equity-Based Compensation

Our equity compensation program for non-employee directors provides for the grant of restricted stock units (“RSUs”) and is comprised of both an initial equity award upon joining our Board of Directors and annual equity awards in connection with each annual meeting of our stockholders.

•	Initial Equity Award—Each new non-employee director joining our Board will receive a one-time RSU award covering a number of shares equal to the quotient obtained by dividing $200,000 by the average of the closing sales price of our common stock for the five consecutive trading days prior to the date of grant (rounded down to the next whole number of shares of our common stock). The RSUs will vest 33 1/3% per year over a three-year period of continuous service. In addition, such RSUs will vest in full upon the earlier of (a) the occurrence of a change in control on or before the date the director’s service with us terminates, or (b) the day immediately prior to our first regular annual meeting of stockholders that occurs in the third year following the date of grant.

•	If the non-employee director is elected to our Board of Directors, the grant will be made on the date the non-employee director becomes elected to the Board of Directors.

•	If the non-employee director is instead appointed to our Board of Directors, the grant will be made on the first Tuesday of the month occurring after the date the non-employee director was appointed to the Board of Directors; provided, however, that if such date occurs during a blackout period as determined under the Company’s Insider Trading Policy, the effective date of the grant will be the next occurring Tuesday that is not in a blackout period.

•	Annual Equity Award—Following the conclusion of each regular annual meeting of stockholders, each continuing non-employee director will receive a RSU award covering a number of shares equal to the quotient obtained by dividing $128,000 by the average of the closing sales price of our common stock for the five consecutive trading days prior to the date of grant. Such RSUs will vest in full upon the earliest of (a) the first anniversary of the date of grant, (b) the occurrence of a change in control on or before the date the director’s service with us terminates, or (c) the day immediately prior to our first regular annual meeting of stockholders that occurs in the year following the date of grant.

The following table sets forth information about the compensation of each person who served as a director during the 2020 fiscal year, other than a director who also served as a named executive officer.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)(2)	Total ($)
Maury Austin	67,000	129,848	196,848
Roy Chestnutt	50,500	129,848	180,348
Michele Choka	68,000	129,848	197,848
Chuck Davis	65,500	129,848	195,348
David Hagan	61,518	129,848	191,366
Terrell Jones	70,500	129,848	200,348
Kathy Misunas	55,000	129,848	184,848
Lance Rosenzweig	87,052	129,848	216,900

(1)	The amounts in this column represent the aggregate grant date fair value of stock awards granted to the non-employee director in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 19 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for a discussion of the assumptions made by the Company in determining the grant date fair value of its equity awards.

(2)	As of December 31, 2020, the above-listed non-employee directors held outstanding RSUs under which the following number of shares of our common stock are issuable: Maury Austin—9,255; Roy Chestnutt—18,678; Michele Choka—12,332; Chuck Davis—9,255; David Hagan—9,255; Terrell Jones—9,255; Kathy Misunas—9,255; and Lance Rosenzweig—9,255.

Non-Employee Director Stock Ownership Guidelines

In January 2016, our Compensation Committee adopted stock ownership guidelines for our non-employee directors and our named executive officers. The ownership guidelines provided for a three-year transition period from their adoption, and require that our non-employee directors hold shares and share equivalents equal in value to three times their annual retainer. For purposes of the stock ownership guidelines, vested RSUs and vested and in-the-money options will be counted toward the applicable requirement. All of our non-employee directors other than those with less than three years of service on our Board are currently in compliance with the ownership guidelines.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have two equity compensation plans under which shares of Common Stock are authorized for issuance to eligible employees, directors, and consultants: (i) the Amended and Restated 2001 Stock Incentive Plan, or 2001 Plan; and (ii) the 2011 Equity Incentive Plan, or Incentive Plan. The following table provides certain information with respect to each of our equity compensation plans in effect as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity compensation plans approved by stockholders	1,060,389	$7.75	1,381,752
Equity compensation plans not approved by stockholders	—	—	—
Total	1,060,389	$7.75	1,381,752

(1)	Calculated assuming achievement for performance-based RSUs for which performance targets have not yet been achieved as of December 31, 2020 at the maximum level (150%).

(2)	Calculated without taking into account the 951,121 shares of common stock subject to outstanding RSUs that become issuable as the units vest.

In March 2011, our Board of Directors and stockholders approved the Incentive Plan. The Incentive Plan became effective on May 3, 2011 upon the completion of our initial public offering. The Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, restricted stock units, and performance cash awards. The number of shares of common stock reserved for issuance under the Incentive Plan automatically increased on January 1st of each calendar year through 2018 by an amount equal to the lesser of (a) 4.5% of the total number of shares of common stock then outstanding, (b) 3,000,000 shares of common stock or (c) as determined by our Board of Directors. As of December 31, 2020, options to purchase approximately 109,000 shares of common stock and RSUs covering approximately 951,000 shares of common stock were outstanding under the Incentive Plan.

Our Board of Directors and stockholders approved the 2001 Plan. The 2001 Plan was terminated following the completion of our initial public offering, and no further awards will be made under that plan. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of December 31, 2020, there were no options outstanding under the 2001 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our voting securities as of March 31, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•	our named executive officers;

•	each of our directors and director nominees; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC.

This table lists applicable percentage ownership based on 44,735,886 shares of Common Stock outstanding as of March 31, 2021. Options to purchase shares of our Common Stock that are exercisable within 60 days of March 31, 2021 are deemed to be beneficially owned by the persons holding these options and convertible notes for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Restricted stock units that are expected to vest and settle within 60 days of March 31, 2021 are also deemed to be beneficially owned for purposes of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Total Outstanding Common Stock
5% Stockholders
FMR LLC(2)	5,557,121	12.4%
245 Summer Street Boston, MA 02210
BlackRock, Inc.(3)	3,227,816	7.2%
55 East 52nd Street New York, NY 10055
The Vanguard Group(4)	3,103,936	6.9%
100 Vanguard Boulevard Malvern, PA 19355
Handelsbanken Fonder AB(5)	2,758,800	6.2%
SE-106 70, Stockholm, Sweden
Renaissance Technologies Holdings Corporation(6)	2,522,573	5.6%
800 Third Avenue New York, New York 10022
Named Executive Officers, Directors and Director Nominees
Maury Austin(7)	45,893	*
Dawn Callahan(8)	15,087	*
Roy Chestnutt (9)	4,711	*
Michele Choka(10)	12,989	*
Chuck Davis(11)	102,724	*
Mike Finley(12)	108,144	*
David Hagan(13)	997,502	2.2%
Peter Hovenier(14)	391,885	*
Terrell Jones(15)	72,398	*
Kathy Misunas(16)	42,546	*
Derek Peterson(17)	40,719	*
Lance Rosenzweig(18)	86,630	*
Michael J. Zeto III(19)	8,719	*
All executive officers, directors and director nominees as a group (13 persons)	1,929,947	4.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Boingo Wireless, Inc., 10960 Wilshire Blvd., 23rd Floor, Los Angeles, CA 90024.

(2)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2021. FMR LLC, Abigail P. Johnson, and Fidelity Balanced Fund each reported that, FMR LLC and Abigail P. Johnson has sole power to direct the voting and disposition of 5,557,121 shares.

(3)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 29, 2021. Shares are held by the following subsidiaries: BlackRock Life Limited; BlackRock Advisors, LLC; BlackRock (Netherlands) B.V.; BlackRock Institutional Trust Company, National Association; BlackRock Asset Management Ireland Limited; BlackRock Financial Management, Inc.; BlackRock Asset Management Schweiz AG; BlackRock Investment Management, LLC; BlackRock Investment Management (UK) Limited; BlackRock Asset Management Canada Limited; BlackRock Investment Management (Australia) Limited; BlackRock Fund Advisors; and BlackRock Fund Managers Ltd.

(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2021. The shares reported include shares held by The Vanguard Group, Inc. and the following subsidiaries: Vanguard Asset Management, Limited; Vanguard Fiduciary Trust Company; Vanguard Global Advisors, LLC; Vanguard Group (Ireland) Limited; Vanguard Investments Australia Ltd.; Vanguard Investments Canada, Inc.; Vanguard Investments Hong Kong Limited; and Vanguard Investments UK, Limited.

(5)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2020. Handelsbanken Fonder AB reported to have the sole power to direct the voting and disposition of 2,758,800 shares.

(6)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2021. Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation, each reported that, Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation has sole power to direct the voting and disposition of 2,522,573 shares.

(7)	Represents 45,893 shares held by Mr. Austin.

(8)	Represents 3,789 shares held by Ms. Callahan, 7,993 shares issuable to Ms. Callahan upon exercise of options that are currently exercisable, and 3,305 shares issuable to Ms. Callahan upon vesting of restricted stock units within 60 days of March 31, 2021.

(9)	Represents 4,711 shares held by Mr. Chestnutt.

(10)	Represents 12,989 shares held by Ms. Choka.

(11)	Represents 102,724 shares held by Mr. Davis.

(12)	Represents 92,537 shares held by Mr. Finley and 15,607 shares issuable to Mr. Finley upon vesting of restricted stock units within 60 days of March 31, 2021.

(13)	Represents 997,502 shares held by Mr. Hagan.

(14)	Represents 391,885 shares held by Mr. Hovenier.

(15)	Represents 72,398 shares held by Mr. Jones.

(16)	Represents 42,546 shares held by Ms. Misunas.

(17)	Represents 32,791 shares held by Dr. Peterson and 7,928 shares issuable to Dr. Peterson upon vesting of restricted stock units within 60 days of March 31, 2021.

(18)	Represents 86,630 shares held by Mr. Rosenzweig.

(19)	Represents 4,028 shares held by Mr. Zeto and 4,691 shares issuable to Mr. Zeto upon vesting of restricted stock units within 60 days of March 31, 2021.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our Common Stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

We believe that during the fiscal year ended December 31, 2020, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, with the exception of a Form 4 filing for Terry Jones related to vesting and settlement of an RSU, which occurred on June 3, 2020, and which was inadvertently filed late on February 18, 2021. In making these statements, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and greater than 10% stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Party Transactions

As provided by our Audit Committee Charter, our Audit Committee is responsible for reviewing and approving in advance any related party transaction. Neither the Board of Directors nor the Audit Committee has adopted specific policies or guidelines relating to the approval of related party transactions. The members of our Audit Committee determine whether to approve a related party transaction in the exercise of their fiduciary duties as directors.

Related Party Transactions

In addition to the compensation arrangements with directors and named executive officers described elsewhere in this proxy statement, since January 1, 2020, there has not been a transaction or series of related transactions in which we were or are a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed or to be billed to the Company for the fiscal years ended December 31, 2020 and December 31, 2019 by PricewaterhouseCoopers LLP, our principal accountant.

	Fiscal Year Ended December 31,
	2020	2019
Audit Fees(1)	$1,430,000	$1,499,121
Audit Related Fees	—	12,000
Tax Fees(2)	—	8,845
Total Fees	$1,430,000	$1,519,966

(1)	For professional services rendered for the audits of annual consolidated financial statements (including the review of quarterly interim consolidated financial statements), statutory audits required for certain of our non-U.S. subsidiaries, consents, assistance and review of documents filed with the SEC and other services normally provided in connection with statutory or regulatory filings or engagements. For the years ended December 31, 2020 and 2019, the audit fee includes fees associated with services provided in connection with the audit of our internal control over financial reporting, as required under Section 404 of the Sarbanes Oxley Act of 2002.

(2)	For the year ended December 31, 2019, tax fees are related to international tax compliance.

All fees described above were pre-approved by the Audit Committee.

Pre-approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The Audit Committee pre- approves specified services in defined categories of audit services, audit- related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of PricewaterhouseCoopers LLP or on an individual case-by-case basis before PricewaterhouseCoopers LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits

(a)            No financial statements are filed with this Amendment No. 1 to our Annual Report on Form 10-K. See Index to Consolidated Financial Statements at Item 8 of the Original Form 10-K.

(3)   Exhibits. The following is a list of exhibits filed as part of this Amendment No. 1 to our Annual Report on Form 10-K.

(b)            The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to our Annual Report on Form 10-K:

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of February 26, 2021, by and among White Sands Parent, Inc., White Sands Bidco, Inc., and the Registrant.	8-K	03/01/2021	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

3.4	Amendment No.1 to the Amended and Restated Bylaws of the Registrant.	8-K	03/01/2021	3.1

4.1	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated April 12, 2011.	S-1	04/13/2011	4.1

4.2	Amended and Restated Investor Rights Agreement among the Registrant and certain stockholders, dated June 27, 2006.	S-1	01/14/2011	4.2

4.3	Indenture (including form of Note) with respect to the Company’s 1.00% Convertible Senior Notes due 2023, dated as of October 5, 2018, between the Company and Wilmington Trust, National Association, as trustee.	8-K	10/05/2018	4.1

4.4	Description of Capital Stock.	10-K	03/02/2020	4.1

10.1	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and officers.	S-1	03/21/2011	10.1

10.2	Amended and Restated 2001 Stock Incentive Plan.†	S-1	01/14/2011	10.2

10.3	2001 Stock Incentive Plan Notice of Option Grant and Option Agreement.†	10-Q	08/04/2017	10.1

10.4	Form of Vesting Extension Agreement.†	8-K	02/03/2016	99.1

10.5	Amended and Restated 2011 Equity Incentive Plan.	10-Q	08/10/2015	10.1

10.6	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Performance Stock Units).†	10-Q	08/04/2017	10.2

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith

10.7	2011 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement.†	10-Q	08/04/2017	10.3

10.8	2010 Management Incentive Compensation Plan.†	S-1	01/14/2011	10.7

10.9	Office Lease Agreement, dated April 2007, between CA-10960 Wilshire Limited Partnership and Registrant.	S-1	01/14/2011	10.8

10.10	Lease Amendment dated August 19, 2014 between CA-10960 Wilshire Limited Partnership and Registrant.	10-Q	11/10/2014	10.1

10.11	License Agreement for Wireless Communications Access System, dated November 17, 2005, between City of Chicago and Chicago Concourse Development Group, LLC.∧	S-1	04/29/2011	10.9

10.12	Consent to Change in Ownership and Amendment of Agreement, dated June 22, 2006, between City of Chicago and Chicago Concourse Development Group, LLC.	S-1	2/25/2011	10.9A

10.13	Amendment Agreement, dated December 31, 2014 between the Registrant and the City of Chicago. ∧	10-K	03/16/2015	10.11

10.14	2018 Amendment to License Agreement for Wireless Communications Access System between City of Chicago and Chicago Concourse Development Group, LLC, dated as of March 31, 2018	10-Q/A	07/20/2018	10.1

10.15	Telecommunications Network Access Agreement, dated August 26, 1999, between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	S-1	04/29/2011	10.10

10.16	Supplemental Agreement, dated March 28, 2001 between The Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	S-1	04/29/2011	10.10A

10.17	Supplemental Agreement, dated June 30, 2002 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	10-Q	11/10/2014	10.2

10.18	Supplemental Agreement, dated November 30, 2006 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	10-Q	11/10/2014	10.3

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith
10.19	Letter, dated August 19, 2013, from New York Telecom Partners, LLC to The Port Authority of New York and New Jersey.#	10-Q	11/12/2013	10.17

10.20	Supplemental Agreement, dated July 21, 2014 between the Port Authority of New York and New Jersey and New York Telecom Partners, LLC. ∧	10-Q	11/10/2014	10.4

10.21	Management Incentive Compensation Plan.	S-1	03/21/2011	10.11

10.22	Letter agreement between the Registrant and Peter Hovenier, dated April 1, 2013.†	8-K	04/02/2013	10.1

10.23	Letter agreement between the Registrant and Dawn Callahan, dated January 1, 2013.†	10-K	03/17/2014	10.15

10.24	Letter agreement between the Registrant and Derek Peterson, dated January 30, 2013.†	10-K	03/17/2014	10.17

10.25	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (2016 Performance Stock Units) under 2011 Equity Incentive Plan.†	8-K	02/03/2016	99.2

10.26	Asset Purchase Agreement, dated August 1, 2018, by and among Boingo Wireless, Inc., Boingo MDU, LLC, Elauwit Networks, LLC, Daniel McDonough, Jr., Barry Rubens and Taylor Jones and, solely with respect to Article VII, Elauwit, LLC and DragonRider Enterprises, LLC.	8-K	08/02/2018	10.1

10.27	Form of Base Capped Call Confirmation.	8-K	10/05/2018	99.1

10.28	Form of Additional Capped Call Confirmation.	8-K	10/05/2018	99.2

10.29	Credit Agreement between the Registrant and Bank of America, N.A.#	10-K/A	05/08/2019	10.32

10.30	Letter agreement between the Registrant and Mike Finley, dated February 21, 2019.†	10-K	03/01/2019	10.33

10.31	Letter agreement between the Registrant and Michael J. Zeto III, dated February 18, 2020. †				X

14.1	Code of Ethics and Business Conduct.	8-K	11/02/2017	14.1

21.1	List of subsidiaries.	10-K	03/01/2021	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	03/01/2021	23.1

24.1	Power of Attorney (included in Signature Page)	10-K	03/01/2021	24.1

		Incorporated by Reference			Filed
Exhibit No.	Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*	10-K	03/01/2021	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*	10-K	03/01/2021	32.2

101.INS	Inline XBRL Instance Document	10-K	03/01/2021	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	03/01/2021	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/01/2021	101.CAL

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/01/2021	101.DEF

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	03/01/2021	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/01/2021	101.PRE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	Furnished herewith.

∧	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. These portions have been submitted separately to the Securities and Exchange Commission.

#	Certain confidential portions of this exhibit were omxitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 2021.

BOINGO WIRELESS, INC.

By:	/s/ MICHAEL FINLEY
Michael Finley Chief Executive Officer and Member of the Board