Form 10-Q
period 2021-03-31
BOINGO WIRELESS, INC.
filed 2021-05-10
CIK 1169988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, there were 44,751,010 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Boingo Wireless, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,272	$36,111
Marketable securities	—	4,565
Accounts receivable, net	38,899	27,716
Prepaid expenses and other current assets	7,272	8,388
Assets held for sale	8,746	—
Total current assets	91,189	76,780
Property and equipment, net	404,683	406,328
Operating lease right-of-use assets, net	12,295	12,876
Goodwill	58,579	58,579
Intangible assets, net	9,714	10,652
Other assets	11,268	11,264
Total assets	$587,728	$576,479

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,994	$22,489
Accrued expenses and other liabilities	61,901	55,984
Deferred revenue	64,113	65,292
Current portion of operating leases	2,649	2,632
Current portion of long-term debt	778	778
Current portion of finance leases	132	573
Current portion of notes payable	24	95
Liabilities held for sale	4,436	—
Total current liabilities	158,027	147,843
Deferred revenue, net of current portion	172,352	159,462
Long-term portion of operating leases	13,749	14,487
Long-term debt	199,086	171,695
Deferred tax liabilities	1,034	984
Other liabilities	—	87
Total liabilities	544,248	494,558

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 44,736 and 44,631 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	203,900	241,868
Accumulated deficit	(157,944)	(158,066)
Accumulated other comprehensive loss	(2,742)	(2,279)
Total common stockholders’ equity	43,218	81,527
Non-controlling interests	262	394
Total stockholders’ equity	43,480	81,921
Total liabilities and stockholders’ equity	$587,728	$576,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$59,929	$59,886
Cost of sales	29,702	28,759
Gross profit	30,227	31,127
Selling, general and administrative expenses	35,148	32,601
Amortization of intangible assets	937	1,111
Loss from operations	(5,858)	(2,585)
Interest expense and amortization of debt discount	(657)	(2,349)
Interest income and other expense, net	(2)	254
Loss before income taxes	(6,517)	(4,680)
Income tax expense	(119)	(45)
Net loss	(6,636)	(4,725)
Net loss attributable to non-controlling interests	(192)	(92)
Net loss attributable to common stockholders	$(6,444)	$(4,633)

Net loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.10)
Diluted	$(0.14)	$(0.10)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	44,690	44,272
Diluted	44,690	44,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020

Net loss	$(6,636)	$(4,725)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(402)	(891)
Unrealized loss on marketable securities	(1)	(60)
Comprehensive loss	(7,039)	(5,676)
Comprehensive loss attributable to non-controlling interest	(132)	(24)
Comprehensive loss attributable to common stockholders	$(6,907)	$(5,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
	Common	Common	Additional		Other	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance at December 31, 2020	44,631	$4	$241,868	$(158,066)	$(2,279)	$394	$81,921
Issuance of common stock under stock incentive plans	105	—	129	—	—	—	129
Shares withheld for taxes	—	—	(592)	—	—	—	(592)
Stock-based compensation expense	—	—	2,416	—	—	—	2,416
Cumulative effect of a change in accounting principle	—	—	(39,921)	6,566	—	—	(33,355)
Net loss	—	—	—	(6,444)	—	(192)	(6,636)
Other comprehensive (loss) income	—	—	—	—	(463)	60	(403)
Balance at March 31, 2021	44,736	$4	$203,900	$(157,944)	$(2,742)	$262	$43,480

Balance at December 31, 2019	44,224	$4	$234,638	$(140,973)	$(1,426)	$1,238	$93,481
Issuance of common stock under stock incentive plans	90	—	185	—	—	—	185
Shares withheld for taxes	—	—	(461)	—	—	—	(461)
Stock-based compensation expense	—	—	1,686	—	—	—	1,686
Non-controlling interest distributions	—	—	—	—	—	(262)	(262)
Net loss	—	—	—	(4,633)	—	(92)	(4,725)
Other comprehensive (loss) income	—	—	—	—	(1,019)	68	(951)
Balance at March 31, 2020	44,314	$4	$236,048	$(145,606)	$(2,445)	$952	$88,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,636)	$(4,725)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,745	18,646
Amortization of intangible assets	937	1,111
Impairment loss, loss on disposal of fixed assets, net, and other	27	(30)
Stock-based compensation	2,277	1,537
Amortization of deferred financing costs and debt discount, net of amounts capitalized	421	2,343
Non-cash operating lease cost	567	639
Gains and amortization of premiums/discounts for marketable securities	64	(81)
Change in deferred income taxes	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	(15,097)	(4,912)
Prepaid expenses and other assets	(1,171)	(1,071)
Accounts payable	688	(166)
Accrued expenses and other liabilities	3,165	(3,253)
Deferred revenue	13,700	9,801
Operating lease liabilities	(721)	(794)
Net cash provided by operating activities	18,966	19,033
Cash flows from investing activities
Purchases of marketable securities	—	(15,032)
Proceeds from maturities of marketable securities	4,500	25,965
Purchases of property and equipment	(22,140)	(22,592)
Net cash used in investing activities	(17,640)	(11,659)
Cash flows from financing activities
Proceeds from credit facility	—	100,000
Principal payments on credit facility	(194)	—
Proceeds from exercise of stock options	129	185
Payments of finance leases and notes payable	(511)	(1,285)
Payments of withholding tax on net issuance of restricted stock units	(592)	(461)
Payments to non-controlling interest	—	(262)
Net cash (used in) provided by financing activities	(1,168)	98,177
Effect of exchange rates on cash	3	(36)
Net increase in cash and cash equivalents	161	105,515
Cash and cash equivalents at beginning of period	36,111	40,401
Cash and cash equivalents at end of period	$36,272	$145,916
Supplemental disclosure of non-cash investing and financing activities
Property and equipment costs included in accounts payable, accrued expenses and other liabilities	$41,054	$39,754
Capitalized stock-based compensation included in property and equipment costs	$140	$149
Financed sale of intangible assets held for sale	$184	$277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boingo Wireless, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except shares and per share amounts)

1. The business

Boingo Wireless, Inc. and its subsidiaries (collectively “we, “us”, “our” or “the Company”) is a leading global provider of wireless connectivity solutions for smartphones, tablets, laptops, wearables and other wireless-enabled consumer devices. Boingo Wireless, Inc. was incorporated on April 16, 2001 in the State of Delaware. We have a diverse monetization model that enables us to generate revenues from wholesale cellular and Wi-Fi offerings, which are targeted towards carriers, venues, and other wholesale partners, and military, retail, and advertising offerings, which are retail products targeted towards consumers. Wholesale offerings include distributed antenna systems (“DAS”), towers, and small cells, which are cellular extension networks, private networks and emerging technologies, multifamily, carrier offload, Wi-Fi roaming, value-added services, private label Wi-Fi, and location-based services. Retail products include Wi-Fi services for military personnel living in the barracks of U.S. Army, Air Force, and Marines bases around the world, and Wi-Fi subscriptions and day passes that provide access to commercial hotspots worldwide. Advertising revenue is driven by Wi-Fi sponsorships at airports, hotels, cafes and restaurants, and public spaces. Our customers include some of the world’s largest carriers, telecommunications service providers, global consumer brands, and property owners, as well as troops stationed at military bases and Internet savvy consumers on the go.

Merger

On February 26, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with White Sands Parent, Inc., a Delaware corporation (the “Parent”) and White Sands Bidco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent.

Under the terms of the Merger Agreement, at the Effective Time of the Merger, each share of common stock issued and outstanding as of immediately prior to the Effective Time (other than dissenting shares, shares held in the treasury of the Company or shares owned by Parent or Merger Sub) will be cancelled and automatically converted into the right to receive cash in an amount equal to $14.00, net of applicable withholding taxes and without interest thereon (the “Per Share Merger Consideration”). Company stock options will generally be cancelled at the Effective Time and converted into the right to receive an amount equal to (i) the excess, if any, of the Per Share Merger Consideration over the applicable exercise price multiplied by (ii) the number of shares of common stock subject to such stock option (less deductions and applicable withholdings). Restricted stock units (“RSUs”) (including any RSUs which are subject to performance conditions that have not been satisfied at the Effective Time, which shall be deemed satisfied in accordance with the terms of the applicable stock plan and award agreement) will generally be cancelled at the Effective Time and converted into the right to receive an amount equal to (i) the Per Share Merger Consideration multiplied by (ii) the number of shares of common stock subject to such RSU (less applicable deductions and withholdings).

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

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). Boingo and Parent made the necessary filings under the HSR Act with the Federal Trade Commission and the Antitrust Division of the Department of Justice on March 12, 2021, the 30-day waiting period with respect to which all expired at 11:59 p.m. Eastern time on Monday, April 12, 2021.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its Subsidiaries prior to the Effective Time. Following a 25-business day Go-Shop Period, the Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with third parties regarding alternative acquisition proposals, with customary exceptions for Superior Proposals. The Go-Shop Period expired on April 2, 2021.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $19,600 in the event of other specified circumstances. Such circumstances include where the Merger Agreement is terminated (i) in connection with the Company entering into an agreement for a Superior Proposal after the Go-Shop Period, (ii) due to the Company Board’s change or withdrawal of its recommendation in favor of the Merger, or (iii) due to the Company willfully and materially breaching its obligations regarding solicitation of alternative acquisition proposals. Additionally, the Company is obligated to pay the termination fee if (i)(A) either party terminates because the Merger has not been consummated by the Outside Date (defined below) or due to the failure to obtain the required Company stockholder adoption of the Merger Agreement, or (B) Parent terminates due to the Company breaching its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, (ii) the Company receives an Acquisition Proposal to acquire at least 50.1% of the Company’s stock or assets that is not withdrawn prior to such termination, and (iii) the Company enters into a definitive agreement for, or completes, such an Acquisition Proposal within one year of termination. The Merger Agreement requires the Company to convene a special meeting of stockholders for purposes of obtaining approval of the adoption of the Merger Agreement and to prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy statement with respect to such meeting. The Company filed its definitive proxy statement with the SEC on April 28, 2021 and the special meeting is scheduled to be held on June 1, 2021. A reimbursement of certain of Parent’s expenses, up to a maximum of $2,500 will also be payable if the Merger Agreement is terminated because the Company’s stockholders did not vote to adopt the Merger Agreement.

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

Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We initially experienced some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. As the pandemic continues, we have seen some improvements in passenger traffic at our managed and operated venue locations and remain hopeful that this trend will continue. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in customer sales due to COVID-19.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed consolidated financial statements and related notes for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 contained in our annual report on Form 10-K filed with the SEC on March 1, 2021, as amended through the Form 10-K/A filed with the SEC on April 28, 2021. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our results of operations for the three months ended March 31, 2021 and 2020, our cash flows for the three months ended March 31, 2021 and 2020, and our financial position as of March 31, 2021. The year-end balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. We adopted ASU 2020-06 on January 1, 2021 under the modified retrospective method. Results for reporting periods beginning on January 1, 2021 are presented under ASU 2020-06, while prior period amounts are not adjusted.

Adoption of ASU 2020-06 required us to record a cumulative effect adjustment, net of tax, to accumulated deficit of $6,566 on January 1, 2021. In addition, the adoption of the standard resulted in the following changes to the consolidated balance sheet as of January 1, 2021:

	January 1, 2021	Adjustment for	January 1, 2021
	(Unadjusted)	Adoption	(Adjusted)
Property and equipment, net	$406,328	$(6,076)	$400,252
Long-term debt	$171,695	$27,279	$198,974
Additional paid-in capital	$241,868	$(39,921)	$201,947

The changes to the consolidated balance sheet as of January 1, 2021 were primarily due to the following factors: (i) reclassification of the equity component of our Convertible Notes related to the cash conversion feature to a liability thereby eliminating the debt discount; (ii) reclassification of the debt issuance costs for the equity component of our Convertible Notes to a liability; (iii) adjustment of the amount of interest expense capitalized as part of our property and equipment; and (iv) reversal of $5,686 of income tax benefit related to the equity component of the Convertible Notes that was recorded as additional paid-in capital.

On January 1, 2021, we also reversed $27,949 of gross deferred tax liabilities related to the equity component of our Convertible Notes. The adoption of ASU 2020-06 did not have any impact on our net deferred tax as of January 1, 2021 due to the valuation allowance. Effective January 1, 2021, we calculate the dilutive effect of the Convertible Notes on our diluted EPS using the if-converted method.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other —Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis for any new implementation costs incurred in a cloud computing arrangement that is hosted by the vendor. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar investments) and net investments in leases recognized by the lessor in accordance with ASC 842 on leases. In addition, the standard made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities. Available-for-sale accounting recognizes that values may be realized either through collection of contractual cash flows or through the sale of the security. Therefore the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available-for-sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard will be adopted under the modified-retrospective approach with the prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We adopted ASU 2016-13 on January 1, 2020 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

Marketable securities

Our marketable securities consist of available-for-sale securities with original maturities exceeding three months. According to ASC 320, Investments—Debt and Equity Securities, we have classified securities, which have readily determinable fair values and are highly liquid, as short-term because such securities are expected to be realized within a one-year period. At March 31, 2021 and December 31, 2020, we had $0 and $4,565, respectively, in marketable securities.

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

For the three months ended March 31, 2021, we had no material realized gains or losses from investments in marketable securities classified as available-for-sale. As of December 31, 2020, we had $1 of cumulative unrealized gain, net of tax, which was $0 as of December 31, 2020 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

We evaluate reportable and operating segment performance primarily based on revenues and income (loss) from operations, which is our segment operating performance measure. The income (loss) from operations of each reportable and operating segment include only those costs which are specifically related to each reportable and operating segment, which consist primarily of cost of sales, sales and marketing, depreciation, and the direct costs of employees within those reportable and operating segments. We do not allocate corporate overhead costs or non-operating income and expenses to reportable and operating segments, which include unallocable overhead costs associated with our corporate offices, certain executive compensation including stock compensation, costs related to our accounting, finance, legal, engineering, marketing, and human resources departments, among others.

Segment information under the new five reportable segment basis, with a reconciliation to the unaudited condensed consolidated statements of operations, is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Carrier services	$26,883	$26,848
Military	20,645	18,002
Multifamily	5,304	5,224
Legacy	6,204	9,302
Private networks and emerging technologies	893	510
Total revenue	$59,929	$59,886

	Three Months Ended
	March 31,
	2021	2020
Income (loss) from operations:
Carrier services	$2,621	$5,866
Military	7,265	4,800
Multifamily	(1,680)	(1,930)
Legacy	(307)	603
Private networks and emerging technologies	71	441
Unallocated overhead costs	(13,828)	(12,365)
Total loss from operations	(5,858)	(2,585)
Interest expense and amortization of debt discount	(657)	(2,349)
Interest income and other expense, net	(2)	254
Loss before income taxes	$(6,517)	$(4,680)

Assets allocated to each reportable and operating segment include property and equipment, net, goodwill, and intangible assets, net that are specifically identifiable for one of our reportable and operating segments. Our reportable and operating segments also present reporting units for goodwill impairment testing purposes. Unallocated assets are those assets not directly related to a specific reportable and operating segment. There have been no material changes to our assets allocated to each reportable and operating segment from the amount disclosed as of December 31, 2020 as contained in our annual report on Form 10-K filed with the SEC on March 1, 2021, as amended through the Form 10-K/A filed with the SEC on April 28, 2021.

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

Timing of revenue recognition may differ from the timing of invoicing to customers. We record unbilled receivables (contract assets) when revenue is recognized prior to invoicing, deferred revenue (contract liabilities) when revenue is recognized after invoicing, and receivables when we have an unconditional right to consideration to invoice and receive payment in the future. We present our DAS, Multifamily, and Legacy wholesale Wi-Fi contracts in our condensed consolidated balance sheet as either a contract asset or a contract liability with any unconditional rights to consideration presented separately as a receivable. Our other customer contracts generally do not have any significant contract asset or contract liability balances. Generally, a significant portion of the billing for our DAS contracts occurs prior to revenue recognition, resulting in our DAS contracts being presented as contract liabilities. In contrast, our Legacy wholesale Wi-Fi contracts and Multifamily network-as-a-service (“NaaS”) contracts that contain recurring fees with annual escalations are generally presented as contract assets as revenue is recognized prior to invoicing. Our Multifamily network construction, service and support contracts can be presented as either contract liabilities or contract assets primarily as a result of timing of invoicing for the network installations.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the three months ended March 31, 2021 and are included in prepaid expenses and other current assets and non-current other assets on our condensed consolidated balance sheets. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

Carrier services

DAS, towers, and small cells

We enter into long-term contracts with telecom operators for access to our DAS, tower, and small cell networks at our managed and operated locations. The initial term of our DAS, tower, and small cell contracts with telecom operators can range up to twenty years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our DAS, tower, and small cell customer contracts generally contain a single performance obligation—provide non-exclusive access to our DAS, tower, and small cell networks to provide telecom operators’ customers with access to the licensed wireless spectrum, together with providing telecom operators with construction, installation, optimization/engineering, maintenance services and agreed-upon storage space for the telecom operators’ transmission equipment, each related to providing such licensed wireless spectrum to the telecom operators. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes a non-refundable upfront fee and we evaluated whether customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation because of those non-refundable upfront fees. We apply significant judgment in determining whether the customer options to renew services give rise to a material right that should be accounted for as a separate performance obligation. We believe that a material right generally does not exist for our DAS, tower, and small cell customer contracts that contain renewal options because the telecom operators’ decision to renew is highly dependent upon our ability to maintain our exclusivity as the DAS, tower, and small cell service provider at the venue location and our limited operating history with venue and customer renewals. The telecom operators will make the decision to incur the capital improvement costs at the venue location irrespective of our remaining exclusivity period with the venue as the telecom operators expect that the assets will continue to be serviced regardless of whether we will remain such exclusive DAS, tower, and small cell service provider. Our contracts also provide our DAS, tower, and small cell customers with the option to purchase additional future services such as upgrades or enhancements. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services depends entirely on the market rate of such services at the time such services are requested and we are not automatically obligated to stand ready to deliver these additional goods or services as the customer may reject our proposal. Periodically, we install and sell DAS, tower, and small cell networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer or using a cost-to-cost method over the network installation period depending on when control is transferred to the customer.

Our contract fee structure may include varying components of an upfront build-out fee and recurring access, maintenance, and other fees. The upfront build-out fee is generally structured as a firm-fixed price or cost-plus arrangement and becomes payable as certain contract and/or construction milestones are achieved. Our DAS, tower, and small cell networks are generally neutral-host networks that can accommodate multiple telecom operators. Some of our DAS customer contracts provide for credits that may be issued to existing telecom operators for additional telecom operators subsequently joining the DAS network. The credits are generally based upon a fixed dollar amount per additional telecom operator, a fixed percentage amount of the original build-out fee paid by the telecom operator per additional telecom operator, or a proportionate share based upon the split among the relevant number of telecom operators for the actual costs incurred by all telecom operators to construct the DAS network. In most cases, there is significant uncertainty on whether additional telecom operator contracts will be executed at inception of the contract with the existing telecom operator. We believe that the upfront build-out fee is fixed consideration once the build-out is complete and any subsequent credits that may be issued would be accounted for in a manner similar to a contract modification under the prospective method because (i) the execution of customer contracts with additional telecom carriers is at our sole election and (ii) we would not execute agreements with additional telecom carriers if it would not increase our revenues and gross profits at the venue level. Further, the credits issued to the existing telecom operator changes the transaction price on a go-forward basis, which corresponds with the decline in service levels for the existing telecom operator once the neutral-host DAS network can be accessed by the additional telecom operator. The recurring access, maintenance, and other fees generally escalate on an annual basis. The recurring fees are variable consideration until the contract term and annual escalation dates are fixed. We estimate the variable consideration for our recurring fees using the most likely amount method based on the expected commencement date for the services. We evaluate our estimates of variable consideration each period and record a cumulative catch-up adjustment in the period in which changes occur for the amount allocated to satisfied performance obligations.

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

Multifamily

We enter into long-term contracts with property owners for the installation of developer-owned or Boingo-owned Wi-Fi networks and the provisions of recurring Wi-Fi services and technical support once the Wi-Fi networks are constructed. The initial term of our contracts with property owners can range up to ten years and the contracts may contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, which is the period during which we have present and enforceable rights and obligations.

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

Boingo-owned networks / NaaS

Our customer contracts for Boingo-owned Wi-Fi networks are generally structured as NaaS arrangements for the provision of Wi-Fi services and technical support for residents and employees at the property as our Boingo-owned Wi-Fi networks may be used by other retail and wholesale Wi-Fi customers. Our NaaS contracts generally contain a single performance obligation—provide non-

exclusive rights to access our Wi-Fi networks to provide residents and employees of the property with access to the high-speed broadband network that may be bundled together with technical support services and/or performance of standard network maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure generally includes recurring fees that generally escalate on an annual basis that are accounted for as fixed considerations. We generally recognize revenue related to our single performance obligation for our NaaS contracts monthly on a straight-line basis, where applicable, over the contract term once services have launched.

Legacy

Comes with Boingo and Wholesale Wi-Fi

We enter into long-term contracts with financial institutions and other enterprise customers who provide access to our Wi-Fi footprint as a value-added service for their customers. We also enter into long-term contracts with enterprise customers such as cable companies, technology companies, and enterprise software/services companies, that pay use usage-based Wi-Fi network access and software licensing fees to allow customers’ access to our footprint worldwide. The initial term of our contracts with Comes with Boingo and wholesale Wi-Fi customers generally range up to five years and the agreements generally contain renewal options. Some of our contracts provide termination for convenience clauses that may or may not include substantive termination penalties. We apply judgment in determining the contract term, the period during which we have present and enforceable rights and obligations. Our Comes with Boingo and wholesale Wi-Fi customer contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide wholesale Wi-Fi customers' end customers with access to the high-speed broadband network that may be bundled together with integration services, support services, and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contracts may also provide our enterprise customers with the option to renew the agreement. This option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. Our contracts may also provide our wholesale Wi-Fi customers with the option to purchase additional future services. We do not consider this option to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and we are not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject our proposal.

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

Retail

Revenue recognition for our Legacy retail customers is the same as for our Military retail customers. Refer to Military retail section for further information.

Tenant services

We offer our venue partners and their tenants the ability to implement a turnkey Wi-Fi solution through a Wi-Fi networks infrastructure that we install, manage, and operate. Our turnkey solutions for our venue partners include a variety of service models that are supported through a mix of wholesale Wi-Fi, retail, and advertising revenue. Our managed services and tenant services contracts generally contain a single performance obligation—provide non-exclusive rights to access our Wi-Fi networks to provide end customers with access to the high-speed broadband network that may be bundled together with support services and/or performance of standard maintenance. The performance obligation is considered a series of distinct services as the performance obligation is satisfied over time and the same time-based input method or usage-based output method would be used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. Our contract fee structure may include varying components of an upfront build-out fee and recurring access fees. The upfront build-out fee is generally structured as a firm-fixed price arrangement and becomes payable as certain contract and/or construction milestones are achieved. The recurring fees may include escalations and are variable consideration until the contract term becomes fixed. We generally recognize revenue related to our single performance obligation for our managed services and tenant services customer contract monthly on a straight-line basis, where applicable, over the contract term once the customer has accepted the network installation services, where applicable, and services have launched. Periodically, we install and sell Wi-Fi networks to customers where we do not have service contracts or remaining obligations beyond the installation of those networks, and we recognize build-out fees for such projects as revenue when the installation work is completed, and the network has been accepted by the customer or using a cost-to-cost method over the network installation period depending on when control is transferred to the customer.

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

Assets and liabilities held for sale

Our Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held-for-sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our condensed consolidated balance sheet.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of operating leases, and long-term portion of operating leases in our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of finance leases, and long-term portion of finance leases in our condensed consolidated balance sheets.

Operating and finance lease right-of-use (“ROU”) assets and ROU liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases for which we are lessee do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for the asset classes maintained. We exclude short-term leases with a lease term of 12 months or less at the commencement date from our condensed consolidated balance sheets.

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

As of March 31, 2021, we were in a net tested loss position in our subsidiaries located outside of the U.S. In the event that we generate earnings in these subsidiaries, our intention is to indefinitely reinvest these earnings outside the U.S. If we were to remit our foreign earnings, we would be subject to state income taxes or withholding taxes imposed on actual distributions, or currency transaction gains (losses) that would result in taxation upon remittance. However, the amounts of any such tax liabilities resulting from the repatriation of foreign earnings are not material.

Foreign currency translation

Our Brazilian subsidiary uses the Brazilian Real as its functional currency. Assets and liabilities of our Brazilian subsidiary are translated to U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive loss, which is reflected in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the Company had $(2,742) and $(2,280), respectively, of cumulative foreign currency translation adjustments, net of tax, which was $0 as of March 31, 2021 and December 31, 2020 due to the full valuation allowance established against our deferred tax assets, in accumulated other comprehensive loss.

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

The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximates fair value due to the short duration and nature of these financial instruments.

3. Cash and cash equivalents and marketable securities

Cash and cash equivalents and marketable securities consisted of the following:

	March 31,	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$7,809	$15,286
Money market funds	28,463	20,825
Total cash and cash equivalents	$36,272	$36,111
Short-term marketable securities-available-for-sale:
Marketable securities	$—	$4,565
Total short-term marketable securities	$—	$4,565

For the three months ended March 31, 2021 and 2020, interest income was $10 and $296, respectively, which is included in interest income and other expense, net in the accompanying condensed consolidated statements of operations.

4. Assets and liabilities held for sale

The Company is exploring a potential divestiture of its Multifamily business to concentrate on its core business, independent of the Merger. As of March 31, 2021, the Company’s Multifamily segment met the criteria to be classified as held for sale. As the Multifamily segment met the criteria to be classified as held for sale, we are required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell and present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheet:

March 31,
2021
Accounts receivable, net	$3,830
Prepaid expenses and other current assets	1,930
Property and equipment, net	2,728
Operating lease right-of-use assets, net	13
Other assets	245
Total assets held for sale	$8,746

Accounts payable	$(1,085)
Accrued expenses and other liabilities	(1,274)
Deferred revenue	(1,990)
Other liabilities	(87)
Total liabilities held for sale	$(4,436)

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance. No gain or loss was recorded from the classification as held for sale during the three months ended March 31, 2021. We expect to complete the sale within the next one-year period.

5. Contract assets and contract liabilities

The opening and closing balances of our contract asset, net, contract liability, net balances from contracts with customers for the three months ended March 31, 2021 were as follows:

	Contract	Contract
	Assets, Net	Liabilities, Net
Balance at December 31, 2020	$547	$224,754
Balance at March 31, 2021 (1)	473	236,465
Change	$(74)	$11,711
(1)	Excludes contract assets, net of $766 and contract liabilities, net of $1,990 classified as held for sale.

The current and non-current portions of our contract assets, net are included within prepaid expenses and other current assets and other assets, respectively, and current and non-current portions of our contract liabilities, net are included within deferred revenue and deferred revenue, net of current portion, respectively, in our condensed consolidated balance sheets, excluding amounts classified within assets and liabilities held for sale. Contract assets, net is generated from our Carrier Services and Legacy wholesale Wi-Fi contracts and the change in the contract assets, net balance includes activity related to amounts invoiced offset by revenue recognized from performance obligations satisfied in the current reporting period.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities, net balance is related to customer activity associated with each of our product offerings including the receipt of cash payments and the satisfaction of our performance obligations. Revenues for the three months ended March 31, 2021 and 2020, respectively, include the following:

	Three Months Ended
	March 31,
	2021	2020
Amounts included in the beginning of period contract liability balance	$28,348	$24,970
Amounts associated with performance obligations satisfied in previous periods	—	13

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining service performance obligations for our Carrier Services contracts was $224,687. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2021, our Carrier Services contracts have a remaining duration of less than one year to approximately thirteen years.

Certain of our Legacy wholesale Wi-Fi contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining service performance obligations for certain of our Legacy wholesale Wi-Fi contracts with guaranteed minimum consideration was $5,139. We expect to recognize this revenue as service is provided over the remaining contract term. As of March 31, 2021, our Legacy wholesale Wi-Fi contracts have a remaining duration of less than one year to approximately thirteen years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of network installations for our monthly service contracts.

6. Property and equipment

The following is a summary of property and equipment, at cost less accumulated depreciation and amortization:

	March 31,	December 31,
	2021	2020
Leasehold improvements	$626,712	$596,242
Construction in progress	105,226	118,055
Software	65,948	65,532
Computer equipment	14,755	14,808
Furniture, fixtures and office equipment	2,040	2,506
Total property and equipment	814,681	797,143
Less: accumulated depreciation and amortization	(409,998)	(390,815)
Total property and equipment, net	$404,683	$406,328

Depreciation and amortization expense, which includes depreciation and amortization for property and equipment under finance leases, for the three months ended March 31, 2021 and 2020 amounted to $20,745 and $18,646, respectively.

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Customer liabilities	$22,684	$21,964
Construction in progress	16,898	13,679
Revenue share	5,686	5,514
Taxes	3,844	4,455
Professional fees	2,664	871
Salaries and wages	2,912	3,684
Partner network	692	651
Other	6,521	5,166
Total accrued expenses and other liabilities	$61,901	$55,984

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

The following table summarizes the Convertible Notes:

March 31,
2021
Par value of the Convertible Notes	$201,250
Unamortized debt issuance costs	(3,135)
Net carrying value of Convertible Notes	$198,115

The fair value of our Convertible Notes was $198,483 as of March 31, 2021. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of March 15, 2021 and is classified as Level 2 in the fair value hierarchy. There were no trades between March 16, 2021 and March 31, 2021. As of March 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal amount.

Debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes. Debt issuance cost amortization expense, net of amounts capitalized, is included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021. The following table sets forth interest expense related to the Convertible Notes for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020(2)
Contractual interest expense	$503	$503
Amortization of debt issuance costs	307	220
Amortization of debt discount	—	2,156
Total	$810	$2,879
Effective interest rate of the liability component	1.6%	7.1%
(2)	As noted above, prior period amounts have not been adjusted upon adoption of ASU 2020-06 under the modified retrospective method.

During the three months ended March 31, 2021 and 2020, we capitalized $433 and $650, respectively, of amortization and interest expense related to the Convertible Notes.

Amortization expense for our debt issuance costs through 2023 are as follows:

Debt Issuance
Costs
April 1, 2021―December 31, 2021	$927
January 1, 2022―December 31, 2022	1,254
January 1, 2023―December 31, 2023	954
$3,135

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

As of March 31, 2021 and December 31, 2020, we had no amounts outstanding under the Revolving Line of Credit. As of March 31, 2021 and December 31, 2020, we had $1,749 and $1,944, respectively, outstanding under the Term Loan. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75% or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal until it is repaid in full on the maturity date but may be prepaid in whole or part at any time. Our Credit Facility will mature on April 3, 2023. Repayment of amounts borrowed under the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Credit Agreement, including certain financial covenants set forth therein, and under other specified default events including, but not limited to, non-payment or inability to pay debt, breach of cross default provisions, insolvency provisions, and change of control.

The Company is subject to customary financial and non-financial covenants under the Credit Facility, including a minimum quarterly consolidated senior secured leverage ratio, a minimum quarterly consolidated total leverage ratio, a maximum quarterly consolidated fixed charge coverage ratio, and cash on hand minimums. We complied with all such financial covenants through March 31, 2021.

Principal payments due under our Term Loan through 2023 are as follows:

Principal Payments
April 1, 2021―December 31, 2021	$583
January 1, 2022―December 31, 2022	778
January 1, 2023―December 31, 2023	388
$1,749

Debt issuance costs are amortized on a straight-line basis over the term of the Credit Facility. Amortization expense related to debt issuance costs, net of amounts capitalized, are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021. Amortization and interest expense capitalized during the three months ended March 31, 2021 and 2020 amounted to $0 and $131, respectively. Amortization and interest expense expensed during each of the three months ended March 31, 2021 and 2020 amounted to $114, respectively. The interest rate for the Credit Facility for the three months ended March 31, 2021 was 2.0%.

Amortization expense for our debt issuance costs through 2023 are as follows:

Amortization Expense
April 1, 2021―December 31, 2021	$343
January 1, 2022―December 31, 2022	457
January 1, 2023―December 31, 2023	120
$920

10. Leases

We have operating and finance leases for corporate offices, datacenters, data communication equipment and database software. Our operating leases have remaining lease terms of less than one year to seven years and our finance leases have remaining lease terms of less than one year. Some of our operating leases may include one or more options to renew and can extend the lease term from one year to ten years. The exercise of operating lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our operating lease agreements include options to terminate the leases upon written notice and may include early termination penalties. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2021, assets recorded under finance leases were $12,265 and accumulated depreciation and amortization associated with finance leases was $7,992. As of December 31, 2020, assets recorded under finance leases were $12,265 and accumulated depreciation and amortization associated with finance leases was $7,533.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease expense	$789	$859
Finance lease expense:
Depreciation and amortization of assets included in property and equipment, net	$459	$538
Interest on lease liabilities	3	—
Total finance lease expense	$462	$538

Interest on lease liabilities capitalized during the three months ended March 31, 2021 and 2020, which is excluded from the above table, amounted to $0 and $24, respectively.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(943)	$(1,056)
Operating cash flows from finance leases	(1)	(24)
Financing cash flows from finance leases	(441)	(818)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—

Other information related to leases was as follows:

	March 31, 2021
Weighted average remaining lease term:
Operating leases	5.0	years
Financing leases	0.1	years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	3.2%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

	Operating	Finance
	Leases	Leases
April 1, 2021―December 31, 2021	$2,454	$132
January 1, 2022―December 31, 2022	3,692	—
January 1, 2023―December 31, 2023	3,645	—
January 1, 2024―December 31, 2024	3,655	—
January 1, 2025―December 31, 2025	3,707	—
January 1, 2026―December 31, 2026	1,343	—
Thereafter	185	—
Total future minimum lease payments	18,681	132
Less: Imputed interest	(2,283)	—
Total	16,398	132
Current portion of operating and finance leases	2,649	132
Long-term portion of operating and finance leases	$13,749	$—

11. Fair value measurement

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis:

At March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,463	$—	$—	$28,463
Total assets	$28,463	$—	$—	$28,463

At December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,825	$—	$—	$20,825
Marketable securities	—	4,565	—	4,565
Total assets	$20,825	$4,565	$—	$25,390

Our marketable securities utilize Level 1 and Level 2 inputs and consist primarily of corporate debt securities, which primarily include commercial paper and debt instruments including notes issued by foreign or domestic industrial and financial corporations and governments which pay in U.S. dollars and carry a rating of A or better. We have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Due to variations in trading volumes and the lack of quoted market prices in active markets, our fixed maturity securities are classified as Level 2 securities. Our marketable securities are valued at amortized cost, which approximates fair value. The fair value of our fixed maturity marketable securities is derived through the use of a third-party pricing source using recent reported trades for identical or similar securities, making adjustments based upon available market observable data.

12. Income taxes

Income tax expense of $119 and $45 reflects an effective tax rate of 1.8% and 1.0% for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate differs from the statutory rate primarily due to our valuation allowance and minimum state taxes for the three months ended March 31, 2021 and 2020.

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

13. Commitments and contingencies

Letters of credit

We have entered into Letter of Credit Authorization agreements (collectively, “Letters of Credit”), which are issued under our Credit Agreement. The Letters of Credit are irrevocable and serve as performance guarantees that will allow our customers to draw upon the available funds if we are in default. As of March 31, 2021, we have Letters of Credit totaling $12,895 that are scheduled to expire or renew over the next one-year period. There have been no drafts drawn under these Letters of Credit as of March 31, 2021.

Legal proceedings regarding the Merger

On April 12, 2021, April 16, 2021, April 21, 2021, and April 22, 2021, April 29, 2021, and April 30, 2021, lawsuits were filed alleging that the Preliminary Proxy Statement filed on April 9, 2021 and/or the Proxy Statement filed on April 28, 2021, relating to the Merger omitted material information that rendered them false or misleading. The lawsuits, each filed by a purported stockholder of Boingo in an individual capacity and/or on behalf of all others similarly situated, are captioned Stein v. Boingo Wireless, Inc., et al., 1:21-cv-03152 (S.D.N.Y.), Ladin v. Boingo Wireless, Inc., et al., 1-21-cv-02076 (E.D.N.Y.), Redfield v. Boingo Wireless, Inc., et al., 1:21-cv-03536 (S.D.N.Y.), Felts v. Boingo Wireless, Inc., et al., 1-21-cv-03591 (S.D.N.Y), Normand v. Boingo Wireless, Inc., et al., 2:21-cv-03626 (C.D. Cal), and Patrick v. Boingo Wireless, Inc., et al., 1:21-cv-03859 (S.D.N.Y). As a result of the alleged omissions, the lawsuits seek to hold Boingo and/or its directors liable for violating Sections 14(a) and 20(a) of the Exchange Act, including Rule 14a-9 promulgated thereunder, and for breaching their fiduciary duty. The lawsuits seek, among other relief, an order enjoining completion of the merger, rescission of the merger in the event it is consummated, and damages. Boingo has not yet responded to the complaints filed in the lawsuits. While Boingo believes that the lawsuits are meritless, there can be no assurance that it will ultimately prevail in the lawsuits. Additionally, similar lawsuits may be, or have been, filed before the stockholder meeting.

Other legal proceedings

From time to time, we may be subject to claims, suits, investigations and proceedings arising out of the normal course of business. We are not currently a party to any other litigation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Other matters

We have received a claim from one of our venue partners with respect to contractual terms on our revenue share payments. The claim asserts that we have underpaid revenue share payments and related interest by approximately $4,600. We are currently in settlement discussions with our venue partner. As of March 31, 2021, we have accrued for the probable and estimable losses that have been incurred, which have been recorded as general and administrative expenses in the condensed consolidated statements of operations. We are not currently a party to any other claims that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

14. Stock incentive plans

In March 2011, our board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted shares of our common stock, stock units, and performance cash awards. As of March 31, 2021, options to purchase approximately 96,000 shares of common stock and RSUs covering approximately 1,673,000 shares of common stock were outstanding under the 2011 Plan.

No further awards will be made under our Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”), and it will be terminated. Options outstanding under the 2001 Plan will continue to be governed by their existing terms. As of March 31, 2021, no options to purchase shares of common stock were outstanding under the 2001 Plan.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 amounted to $2,277 and $1,537, respectively. During the three months ended March 31, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $481. The impact of these out-of-period adjustments is not considered material, individually, and in the aggregate, to any of the current or prior periods.

During the three months ended March 31, 2021 and 2020, we capitalized $140 and $149, respectively, of stock-based compensation expense.

Stock option awards

We previously granted stock option awards to both employees and non-employee directors. A summary of the activity for stock option activity if as follows:

		Weighted	Weighted-Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contract	Intrinsic
	(000’s)	Price	Life (years)	Value
Outstanding at December 31, 2020	109	$7.75	1.8	$559
Exercised	(13)	$9.64
Canceled/forfeited	—	$—
Outstanding and exercisable at March 31, 2021	96	$7.48	1.7	$630

Restricted stock unit awards

We grant service based RSUs to executive and non-executive personnel and non-employee directors. The service based RSUs granted to executive and non-executive personnel generally vest over a three-year period subject to continuous service on each vesting date. The service based RSUs for our non-employee directors generally vest over a one-year period for existing members and 33.3% per year over a three-year period for new members subject to continuous service on each vesting date.

We grant performance based RSUs to executive personnel. These awards vest subject to certain performance objectives based on the Company’s revenue, segment revenue, Adjusted EBITDA, and/or relative total stockholder return performance goals achieved during the specified performance period and certain long-term service conditions. The maximum number of RSUs that may vest is determined based on actual Company achievement and performance based RSUs generally vest over a three-year period subject to continuous service on each vesting date and achievement of the performance conditions. We recognize stock-based compensation expense for performance-based RSUs when performance targets are defined and the grant date is established and we believe that it is probable that the performance objectives will be met.

A summary of the RSU activity is as follows:

		Weighted Average
	Number of Shares	Grant-Date Fair
	(000’s)	Value
Non-vested at December 31, 2020	951	$14.30
Granted(3)	893	$11.55
Vested	(134)	$15.86
Canceled/forfeited(3)	(37)	$12.18
Non-vested at March 31, 2021	1,673	$12.75
(3)	The performance based RSUs granted to our executive officers in 2019, 2020 and 2021 were subject to the satisfaction of specified service based and performance based conditions over a three-year performance period. Achievement of the revenue and Adjusted EBITDA goals for the performance based RSUs is based upon the budgets established for each of the years in the three-year performance period. In March 2021, our Compensation Committee determined actual achievement of the 2020 revenue and EBITDA goals for the 2019 and 2020 performance-based RSUs at 58.4% and 97.4%, respectively, resulting in the cancellation of RSUs in 2021 for the achievement below target. As the Company approves budgets on an annual basis, the performance targets for the performance based RSUs related to the revenue and Adjusted EBITDA goals for two years out of the three-year performance period were not considered defined as of the date these awards were awarded by the Compensation Committee. The grant date requirements of ASC 718, Compensation-Stock Compensation, are therefore not met until such approval is obtained. During the three months ended March 31, 2021, the Company’s Compensation Committee approved the 2021 revenue and Adjusted EBITDA performance targets for the 2019 and 2020 performance based RSUs resulting in additional RSUs granted of approximately 107,000 at a grant-date fair value of $11.54 per share. As of March 31, 2021, 75,000 2020 performance based RSUs and 177,000 2021 performance based RSUs have been excluded from RSU shares granted and non-vested as the performance targets have not yet been defined.

During the three months ended March 31, 2021, approximately 134,000 shares of RSUs vested. The Company issued approximately 92,000 shares and the remaining shares were withheld to pay minimum statutory federal, state, and local employment payroll taxes on those vested awards.

At March 31, 2021, the total remaining stock-based compensation expense for unvested RSU awards is $17,639, which is expected to be recognized over a weighted average period of 2.2 years.

15. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(6,444)	$(4,633)
Denominator:
Weighted average common stock, basic and diluted	44,690	44,272
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.10)

For the three months ended March 31, 2021 and 2020, we excluded all assumed exercises of stock options and the assumed issuance of common stock under RSUs from the computation of diluted net loss per share as the effect would be anti-dilutive due to the net loss for the periods. Prior to the adoption of ASU 2020-06, diluted EPS for our Convertible Notes was calculated under the treasury method in accordance with ASC 260, Earnings Per Share, as we had the intent and ability to settle the principal amount of the Convertible Notes in cash. Accordingly, no shares associated with the Convertible Notes were included in the weighted average number of common stock outstanding for any periods presented. Subsequent to the adoption of ASU 2020-06, diluted EPS for our Convertible Notes is calculated under the if-converted method. For the three months ended March 31, 2021 and 2020, we excluded the shares that would be issuable assuming conversion of all the Convertible Notes and the shares for the capped call as their effect would be anti-dilutive under both the if-converted method and the treasury method, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities Exchange Commission on March 1, 2021, as amended through the Form 10-K/A filed with the SEC on April 28, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may," "could,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; metrics; operating expenses; operations and financial performance due to COVID-19; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2020, as amended through the Form 10-K/A filed with the SEC on April 28, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Boingo helps the world stay connected to the people and things they love.

We acquire long-term wireless rights at large venues like airports, transportation hubs, stadiums/arenas, military bases, multifamily properties, universities, convention centers, and office campuses; we build high-quality public and private wireless networks such as distributed antenna systems (“DAS”), towers, 5G, small cells, Citizens Broadband Radio Services (“CBRS”), and Wi-Fi at those venues; and we monetize the wireless networks through a number of products and services.

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

With 76 DAS networks containing approximately 41,500 DAS nodes, we believe we are the largest operator of indoor DAS networks in the world. Our Wi-Fi network includes locations we manage and operate ourselves (our “managed and operated locations”) as well as networks managed and operated by third-parties with whom we contract for access (our “roaming” networks) to commercial Wi-Fi hotspots around the world. Our Passpoint connectivity enables carriers to seamlessly and securely offload cellular traffic onto our carrier-grade Wi-Fi networks.

Our business is organized into five segments and we derive revenue from various products and services sold to customers within each segment. Our core segments are Carrier Services, Military, and Private Networks and Emerging Technologies. We also provide connectivity access to customers through our Multifamily and Legacy businesses.

Our Carrier Services business is targeted toward helping wireless carriers, large venues and enterprises meet growing needs for enhanced wireless connectivity. We generate revenue from wireless carriers that pay us build-out fees and/or recurring access fees so that their cellular customers may use our DAS, tower, small cell, or Wi-Fi networks at locations where we manage and operate the wireless networks. For the three months ended March 31, 2021, revenue from our Carrier Services business accounted for approximately 45% of our revenue.

Our Military business is primarily focused on providing a wireless broadband solution to soldiers on military bases. Revenue from our military business, which is driven by military personnel who purchase Wi Fi services on military bases and short-term and long-term contracts with the U.S. government to provide network installation services and Wi-Fi services at specified locations on military bases on a bulk basis, accounted for approximately 34% of our total revenue for the three months ended March 31, 2021. As of March 31, 2021, our military subscriber base was approximately 137,000, a 1.5% increase over the prior year comparative period.

Our Private Networks and Emerging Technologies business is primarily focused on providing a converged wireless solution to venues and non-carrier customers in verticals such as airports, logistics/fulfillment, industrial manufacturing, sports stadiums, hospitals, on and off campus student housing, and military bases. Our Private Networks and Emerging Technologies business offers a suite of products and services including the design and installation of converged networks for licensed, unlicensed, and shared spectrum including the provision of network-as-a-service (“NaaS”), professional services, and data services that are focused on delivering our core products for those converged networks. Our private LTE networks are reliable carrier-grade cellular networks that provide greater capacity, higher bandwidth, lower latency, and cellular grade network and data security at lower cost than traditional DAS networks. Our private LTE networks support multiple carriers and offer network segmenting options to localize user traffic management based on types of devices connecting. For the three months ended March 31, 2021, revenue from our Private Networks and Emerging Technologies business accounted for approximately 2% of our revenue.

Our Multifamily business is primarily focused on providing a wireless broadband solution to multi-dwelling properties including student housing, condominiums, apartments, senior living, and hospitality properties throughout the U.S. Multifamily revenue, which is driven by these multi-dwelling properties who purchase network installation services and recurring monthly Wi-Fi services and support or NaaS, accounted for approximately 9% of our revenue for the three months ended March 31, 2021.

Our Legacy business is comprised of other product and service offerings to wholesale and retail customers that are no longer considered core to our business. We generate revenue from wholesale customers such as cable companies, technology companies, and enterprise software/services companies, who pay us usage-based Wi Fi network access and software licensing fees to allow their customers’ access to our worldwide footprint, financial institutions and other enterprise customers who provide Boingo as a value added service for their customers, retail consumers who purchase a recurring monthly subscription plan or one-time Wi Fi access, advertisers that seek to reach consumers via sponsored Wi Fi access, and venue partners and their tenants that require a turnkey Wi-Fi solution through a Wi-Fi network infrastructure that we install, manage and operate. For the three months ended March 31, 2021, revenue from our Legacy business accounted for approximately 10% of our revenue.

In support of our overall business strategy, we are focused on the following objectives:

●	Leverage our neutral host business model to grow DAS, tower, small cell, and wholesale roaming partnerships;
●	Deploy Wi-Fi 6 and 5G networks with current and future venue partners;
●	Expand our carrier offload relationships; and
●	Expand our footprint of managed, operated and private networks.

Merger

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

Under the terms of the agreement, our stockholders will receive $14.00 in cash for each share of common stock they hold on the transaction closing date. The obligations of the parties to consummate the acquisition is subject to customary closing conditions, including the approval of the transaction by our stockholders at a special meeting of the stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. Following a 25-business day go-shop period, we are subject to customary restrictions on or ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals. The go-shop period expired on April 2, 2021. The Merger Agreement requires the Company to convene a special meeting of stockholders for purposes of obtaining approval of the adoption of the Merger Agreement and to prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy statement with respect to such meeting. The Company filed its definitive proxy statement with the SEC on April 28, 2021 and the special meeting is scheduled to be held on June 1, 2021. For a summary of the transaction, please refer to Note 22—Subsequent Events in our annual report on Form 10-K and to our Form 8-K filed with the SEC on March 1, 2021. Our annual report on Form 10-K was amended through the Form 10-K/A filed with the SEC on April 28, 2021.

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

Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We initially experienced some negative impacts primarily related to travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Specifically, the decrease in passenger traffic at our managed and operated venue locations directly contributed to a decline in new retail single-use access transactions and recurring monthly subscription sign-ups, a decline in revenues generated from wholesale Wi-Fi partners who pay usage-based fees, a decline in available advertising inventory, and a decline in revenue received from tenants at our managed and operated venue locations resulting from the cancellation of Wi-Fi and other services. As the pandemic continues, we have seen some improvements in passenger traffic at our managed and operated venue locations and remain hopeful that this trend will continue. Although we continue to close and launch new customer deals, we have also experienced an overall reduction in customer sales due to COVID-19.

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

Key Business Metrics

In addition to monitoring traditional financial measures, we also monitor our operating performance using key performance indicators. Our key performance indicators follow:

DAS nodes.This metric represents the number of active DAS nodes as of the end of the period. A DAS node is a single communications endpoint, typically an antenna, which transmits or receives radio frequency signals wirelessly. This measure is an indicator of the reach of our DAS network.

Subscribers— military. These metrics represent the number of paying Military customers who are on a month-to-month subscription plan at a given period end.

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

Legacy. We generate revenue from wholesale Wi-Fi partners that license our software and pay usage-based monthly network access fees to allow their customers to access our global Wi-Fi network. Usage-based network access fees may be measured in minutes, connects, megabytes, or gigabytes, and in most cases are subject to minimum volume commitments. Other wholesale Wi-Fi partners pay us monthly fees to provide a Wi-Fi infrastructure that we install, manage and operate at their venues for their customers under a service provider arrangement. We also generate revenue from sales to Legacy retail individuals of month-to-month network access subscriptions that automatically renew and hourly, daily or other single-use access, primarily through charge card transactions, advertisers that seek to reach visitors to our landing pages at our managed and operated network locations with online advertising, promotional and sponsored programs and at locations where we solely provide authorized access to a partner’s Wi-Fi network through sponsored access and promotional programs, and partners in certain venues where we manage and operate the Wi-Fi network.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. We adopted ASU 2020-06 on January 1, 2021 under the modified retrospective method. Results for reporting periods beginning on January 1, 2021 are presented under ASU 2020-06, while prior period amounts are not adjusted.

Adoption of ASU 2020-06 required us to record a cumulative effect adjustment, net of tax, to accumulated deficit of $6,566 on January 1, 2021. In addition, the adoption of the standard resulted in the following changes to the consolidated balance sheet as of January 1, 2021:

	January 1, 2021	Adjustment for	January 1, 2021
	(Unadjusted)	Adoption	(Adjusted)
Property and equipment, net	$406,328	$(6,076)	$400,252
Long-term debt	$171,695	$27,279	$198,974
Additional paid-in capital	$241,868	$(39,921)	$201,947

The changes to the consolidated balance sheet as of January 1, 2021 were primarily due to the following factors: (i) reclassification of the equity component of our Convertible Notes related to the cash conversion feature to a liability thereby eliminating the debt discount; (ii) reclassification of the debt issuance costs for the equity component of our Convertible Notes to a liability; (iii) adjustment of the amount of interest expense capitalized as part of our property and equipment; and (iv) reversal of $5,686 of income tax benefit related to the equity component of the Convertible Notes that was recorded as additional paid-in capital. On January 1, 2021, we also reversed $27,949 of gross deferred tax liabilities related to the equity component of our Convertible Notes. The adoption of ASU 2020-06 did not have any impact on our net deferred tax as of January 1, 2021 due to the valuation allowance. Effective January 1, 2021, we calculate the dilutive effect of the Convertible Notes on our diluted EPS using the if-converted method.

The following tables set forth our results of operations for the specified periods:

	Three Months Ended
	March 31,
	2021	2020(1)

	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$59,929	$59,886
Cost of sales	29,702	28,759
Gross profit	30,227	31,127
Selling, general and administrative expenses	35,148	32,601
Amortization of intangible assets	937	1,111
Loss from operations	(5,858)	(2,585)
Interest expense and amortization of debt discount	(657)	(2,349)
Interest income and other expense, net	(2)	254
Loss before income taxes	(6,517)	(4,680)
Income tax expense	(119)	(45)
Net loss	(6,636)	(4,725)
Net loss attributable to non-controlling interests	(192)	(92)
Net loss attributable to common stockholders	$(6,444)	$(4,633)
Depreciation and amortization expense included in the above line items:
Depreciation and amortization expense	$20,745	$18,646
Stock‑based compensation expense included in the above line items:
Stock-based compensation expense	$2,277	$1,537
(1)	As noted above, prior period amounts have not been adjusted upon adoption of ASU 2020-06 under the modified retrospective method.

Depreciation and amortization expense

Depreciation and amortization of property and equipment increased $2.1 million, or 11.3% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily as a result of our increased fixed assets from our DAS build-out projects, Wi-Fi networks, and software development in 2020 and 2021.

Stock-based compensation expense

Stock-based compensation expense increased $0.7 million, or 48.1% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company recorded certain out-of-period adjustments that decreased stock-based compensation expense and net loss attributable to common stockholders by $0.5 million. The impact of these out-of-period adjustments is not considered material, individually and in the aggregate, to any of the current or prior annual periods. For each of the three months ended March 31, 2021 and 2020, we capitalized $0.1 million, respectively.

The following table sets forth our results of operations for the specified periods as a percentage of our revenue for those periods:

	Three Months Ended
	March 31,
	2021	2020(2)

	(unaudited)
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%
Cost of sales	49.6	48.0
Gross profit	50.4	52.0
Selling, general and administrative expenses	58.6	54.4
Amortization of intangible assets	1.6	1.9
Loss from operations	(9.8)	(4.3)
Interest expense and amortization of debt discount	(1.1)	(3.9)
Interest income and other expense, net	(0.0)	0.4
Loss before income taxes	(10.9)	(7.8)
Income tax expense	(0.2)	(0.1)
Net loss	(11.1)	(7.9)
Net loss attributable to non-controlling interests	(0.3)	(0.2)
Net loss attributable to common stockholders	(10.8)%	(7.7)%
(2)	As noted above, prior period amounts have not been adjusted upon adoption of ASU 2020-06 under the modified retrospective method.

Three Months ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,
	2021	2020	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Revenue:
Carrier services	$26,883	$26,848	$35	0.1
Military	20,645	18,002	2,643	14.7
Multifamily	5,304	5,224	80	1.5
Legacy	6,204	9,302	(3,098)	(33.3)
Private networks and emerging technologies	893	510	383	75.1
Total revenue	$59,929	$59,886	$43	0.1
Key business metrics:
DAS nodes	41.5	39.5	2.0	5.1
Subscribers—military	137	135	2	1.5

Carrier services. Carrier Services revenue remained relatively consistent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Build-out revenues for the three months ended March 31, 2020 includes a $1.1 million short-term build project that included the sale of equipment that was completed during this period.

Military. Military revenue increased $2.6 million, or 14.7%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $1.6 million increase in military retail revenue, which was driven primarily by the increase in military subscribers and a 7.6% increase in the average monthly revenue per military subscriber in 2021 compared to 2020. The remaining increase in attributable to a $1.0 million increase in bulk services sold to the military.

Multifamily. Multifamily revenue remained relatively consistent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Legacy. Legacy revenue decreased $3.1 million, or 33.3%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $1.3 million decrease in retail revenue primarily due to a decrease in retail subscribers, a $1.1 million decrease in advertising sales at our managed and operated locations primarily due to a decline in the number of premium ad units sold, and a $0.8 million decrease in fees earned from our venue partners who pay us to provide a Wi-Fi infrastructure that we install, manage, and operate at their venues. The decreases in retail and advertising revenue have been exacerbated by the significant declines in venue traffic due to COVID-19.

Private networks and emerging technologies. Private networks and emerging technologies revenue increased $0.4 million, or 75.1%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to a $0.4 million increase in network installation revenues for venue owned build projects.

Cost of Sales and Gross Profit

	Three Months Ended March 31,
	2021	2020	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Cost of sales:
Carrier services	$17,737	$16,175	$1,562	9.7
Military	4,757	4,505	252	5.6
Multifamily	3,905	3,732	173	4.6
Legacy	3,035	4,336	(1,301)	(30.0)
Private networks and emerging technologies	268	11	257	2,336.4
Total cost of sales	$29,702	$28,759	$943	3.3

	Three Months Ended March 31,
	2021	2020	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Gross profit:
Carrier services	34.0%	39.8%	(5.7)%	(14.4)
Military	77.0	75.0	2.0	2.6
Multifamily	26.4	28.6	(2.2)	(7.6)
Legacy	51.1	53.4	(2.3)	(4.3)
Private networks and emerging technologies	70.0	97.8	(27.9)	(28.5)
Total gross profit	50.4%	52.0%	(1.5)%	(3.0)

Carrier services. Carrier Services cost of sales increased $1.6 million, or 9.7%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $2.0 million increase in depreciation expense resulting from our increased fixed assets from our build-out projects. The increase was partially offset by a $0.4 million decrease in direct and other cost of revenue. Other costs of revenue for the three months ended March 31, 2020 included $0.9 million of costs directly related to a short-term project that was completed during this period. Carrier Services gross profit decreased 570 basis points for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the increase in depreciation expense.

Military. Military cost of sales increased $0.3 million, or 5.6%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $0.6 million increase in revenue share paid to our military bases, partially offset by $0.3 million decrease in direct and other cost of revenue. Military gross profit increased 200 basis points for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the increase in our average monthly revenue per military subscriber in 2021 compared to 2020.

Multifamily. Multifamily cost of sales and gross profit remained relatively consistent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Legacy. Legacy cost of sales decreased $1.3 million, or 30.0%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $0.4 million decrease in revenue share paid to venues in our managed and operated locations, a $0.4 million decrease in direct and other cost of revenue, a $0.3 million decrease in depreciation expense, and a $0.2 million decrease from customer usage at partner venues. Legacy gross profit decreased 230 basis points for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the decrease in our higher margin retail subscriber revenue.

Private networks and emerging technologies. Private networks and emerging technologies cost of sales increased $0.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to a $0.3 million increase in construction costs for our network installation projects. Private networks and emerging technologies gross profit decreased to 70.0% in 2021, as compared to 97.8% for the three months ended March 31, 2020 primarily due to higher costs incurred on these network installation projects.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change	% Change

	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative expenses
Carrier services	$6,334	$4,552	$1,782	39.1
Military	8,493	8,568	(75)	(0.9)
Multifamily	2,503	2,779	(276)	(9.9)
Legacy	3,436	4,280	(844)	(19.7)
Private networks and emerging technologies	550	60	490	816.7
Corporate	13,832	12,362	1,470	11.9
Total selling, general and administrative expenses	$35,148	$32,601	$2,547	7.8

Carrier services. Carrier services selling, general and administrative expenses increased $1.8 million, or 39.1%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $0.7 million increase in marketing and advertising expenses, a $0.4 million increase in depreciation expense, a $0.4 million increase in personnel related expenses, and a $0.2 million increase in network maintenance expenses.

Military. Military selling, general and administrative expenses decreased slightly for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $0.4 million increase in depreciation expense and a $0.4 million increase in personnel related expenses, which were partially offset by a $0.3 million decrease in hardware and software maintenance expenses and a $0.2 million decrease in cloud services.

Multifamily. Multifamily selling, general and administrative expenses decreased $0.3 million, or 9.9%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to a $0.1 million decrease in consulting expense, a $0.1 million decrease in rent and facilities, and a $0.1 million decrease in cloud services.

Legacy. Legacy selling, general and administrative expenses decreased $0.8 million, or 19.7% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $0.3 million decrease in depreciation expense, a $0.3 million decrease in cloud services, and a $0.2 million decrease in network maintenance expenses.

Private networks and emerging technologies. Private networks and emerging technologies selling, general and administrative expenses increased $0.5 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to an increase in personnel related expenses.

Corporate. Corporate selling, general and administrative expenses increased $1.5 million, or 11.9%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a $3.2 million increase in transaction costs, which was partially offset by a $1.3 million decrease in personnel related expenses, a $0.3 million decrease in depreciation expense, and a $0.2 million decrease in outside services fees.

Amortization of Intangible Assets

Amortization of intangible assets expense remained relatively consistent for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased $1.7 million, or 72.0%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the adoption of ASU 2020-06 effective January 1, 2021. During the three months ended March 31, 2021 and 2020, we capitalized $0.4 million and $0.8 million, respectively, of interest expense.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased $0.3 million, or 100.8% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a decrease in interest income related to our marketable securities balances in 2021.

Income Tax Expense

There were no significant changes in income tax expense for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The change in our effective tax rate to 1.8% for the three months ended March 31, 2021, as compared to 1.0% for the three months ended March 31, 2020, is primarily due to minimum state taxes.

Non-controlling Interests

Non-controlling interests remained relatively consistent for the three months ended March 31, 2021, as compared to the three month ended March 31, 2020.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $1.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the $2.5 million increase in selling, general and administrative expenses, the $0.9 million increase in cost of sales, and the $0.3 million decrease in interest income and other expense, net. The charges were partially offset by the $1.7 million decrease in interest expense and amortization of debt discount. Our diluted net loss per share increased primarily as a result of the increase in our net loss.

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

We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

●	Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-generally accepted accounting principles in the United States (“GAAP”) financial measures to supplement their GAAP results; and
●	it is useful to exclude (i) non-cash charges, such as depreciation and amortization of property and equipment, amortization of intangible assets and stock-based compensation, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and these expenses can vary significantly between periods as a result of full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards and (ii) transaction costs because they represent non-recurring charges and are not indicative of the underlying performance of our business operations.

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

The following provides a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2021	2020(3)

	(unaudited)
	(in thousands)
Net loss attributable to common stockholders	$(6,444)	$(4,633)
Depreciation and amortization of property and equipment	20,745	18,646
Stock-based compensation expense	2,277	1,537
Amortization of intangible assets	937	1,111
Income tax expense	119	45
Interest expense and amortization of debt discount	657	2,349
Interest income and other expense, net	2	(254)
Non-controlling interests	(192)	(92)
Transaction costs	3,204	—
Adjusted EBITDA	$21,305	$18,709
(3)	As noted above, prior period amounts have not been adjusted upon adoption of ASU 2020-06 under the modified retrospective method.

Adjusted EBITDA was $21.3 million for the three months ended March 31, 2021, an increase of 13.9% from $18.7 million recorded in the three months ended March 31, 2020. As a percent of revenue, Adjusted EBITDA was 35.6% for the three months ended March 31, 2021, up from 31.2% of revenue for the three months ended March 31, 2020. The Adjusted EBITDA increase was primarily due to the $3.2 million increase in transaction costs, the $2.1 million increase in depreciation and amortization of property and equipment, and the $0.7 million increase in stock based compensation expense. The changes were partially offset by the $1.8 million increase in net loss attributable to common stockholders and the $1.7 million decrease in interest expense and amortization of debt discount.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities and borrowings under our Convertible Notes (defined below) and credit facilities. Our primary sources of liquidity as of March 31, 2021 consisted of $36.3 million of cash and cash equivalents and $150.0 million available for borrowing under our Credit Facility, $12.9 million of which is reserved for our outstanding Letter of Credit Authorization agreements.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that these requirements will be our principal needs for liquidity over the near term. Our capital expenditures in the three months ended March 31, 2021 were $22.1 million, of which $18.5 million will be reimbursed through revenue for Carrier Services build-out projects from our telecom operators.

In February 2019, we entered into a Credit Agreement (the “Credit Agreement”) and related agreements with Bank of America, N.A. acting as agent for lenders named therein, including Bank of America, N.A., Silicon Valley Bank, Bank of the West, Zions Bancorporation, N.A. dba California Bank & Trust, and Barclays Bank PLC (the “Lenders”), for a secured credit facility in the form of a revolving line of credit up to $150.0 million (the “Revolving Line of Credit”) and a term loan of $3.5 million (the “Term Loan” and together with the Revolving Line of Credit, the “Credit Facility”). Our Credit Facility will mature on April 3, 2023. Amounts borrowed under the Revolving Line of Credit and Term Loan will bear variable interest at the greater of LIBOR plus 1.75% - 2.75%

or Lender’s Prime Rate plus 0.75% - 1.75% per year and we will pay a fee of 0.25% - 0.5% per year on any unused portion of the Revolving Line of Credit. As of March 31, 2021, we had $1.7 million outstanding under the Term Loan, and we had no amounts outstanding under the Revolving Line of Credit. The Term Loan requires quarterly payments of interest and principal, amortizing fully over the term such that it is repaid in full on the maturity date of April 3, 2023. For the three months ended March 31, 2021, the interest rate for our Credit Facility was 2.0%.

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

We believe that our existing cash and cash equivalents, cash flow from operations and availability under the Credit Facility will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months from the date of issuance of our financial statements. Specifically, the Company generally has long-term contracts with its customers that generate significant recurring cash flows that can be used to fund operations and the Company has $150.0 million available for borrowing under the Credit Facility as of March 31, 2021. One of the Company’s largest uses of cash is for capital expenditures, which are generally discretionary in nature. There can be no assurance, however, that future industry-specific or other developments, general economic trends, or other matters will not adversely affect our operations or our ability to meet our future cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and corresponding timing of cash collections, the timing and size of our managed and operated location expansion efforts, the timing and extent of spending to support product development efforts, the timing of introductions of new solutions and enhancements to existing solutions and the continuing market acceptance of our solutions. We expect our capital expenditures for 2021 will range from $125.0 million to $140.0 million, including $100.0 million to $110.0 million of capital expenditures for Carrier Services build-out projects which are reimbursed through revenue from our telecom operator customers. We anticipate the majority of our 2021 capital expenditures will be used to build out and upgrade Wi-Fi and DAS networks at our managed and operated venues.

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

The following table sets forth cash flow data for the three months ended March 31:

	2021	2020

	(unaudited)
	(in thousands)
Net cash provided by operating activities	$18,966	$19,033
Net cash used in investing activities	(17,640)	(11,659)
Net cash (used in) provided by financing activities	(1,168)	98,177

Net Cash Provided by Operating Activities

For the three months ended March 31, 2021, we generated $19.0 million of net cash from operating activities, a decrease of $0.1 million from 2020. The decrease is primarily due to a $1.9 million decrease in amortization of debt discount and a $1.9 million increase in our net loss. These changes were offset by a $2.1 million increase in depreciation and amortization expense, a $1.0 million increase in our operating assets and liabilities, and a $0.7 million increase in stock based compensation expense.

Net Cash Used in Investing Activities

For the three months ended March 31, 2021, we used $17.6 million in investing activities, an increase of $6.0 million from 2020. The increase is due to a $6.4 million decrease in net proceeds from maturities of marketable securities, which was partially offset by a $0.4 million decrease in purchases of property and equipment in 2021.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2021, we used $1.2 million of cash in financing activities, compared to $98.2 million of cash provided by financing activities in 2020. This change is primarily due to a $100.0 million decrease in proceeds from our Credit Facility, which was partially offset by a $0.8 million decrease in principal payments for our finance leases and notes payable.

Contractual Obligations and Commitments

We have the following contractual obligations and commitments as of March 31, 2021: (i) payments under exclusive long-term, non-cancellable contracts to provide wireless communications network access to venues such as airports; (ii) non-cancellable operating leases for office and other spaces and finance leases for equipment, primarily for data communication equipment and database software; (iii) open purchase commitments are for the purchase of property and equipment, supplies and services; (iv) long-term debt associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt; (v) debt associated with our Credit Agreement with Bank of America N.A. Payments are based on contractual terms and intended timing of repayments; and (vi) payments under notes payable related to purchases of prepaid maintenance services. Payments to our venues and open purchase commitments are not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2021 as these are not lease arrangements accounted for in accordance with ASC 842, Leases, and we have not received the related goods or services. As of March 31, 2021, we have $34.5 million of commitments to our venues that will primarily be paid to our venue partners over the next seven years and $39.0 million of purchase commitments that will primarily be paid to our suppliers over the next one-year period.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided for the year ended December 31, 2020 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K filed by us with the SEC on March 1, 2021, as amended through the Form 10-K/A filed with the SEC on April 28, 2021.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to various market risks including: (i) interest rate risk, and (ii) foreign currency exchange rate risk.

Interest rate risk. Our Convertible Notes bear a coupon rate of 1.00% per annum. We do not have economic interest rate exposure on our Convertible Notes due to the fixed rate nature. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our condensed consolidated balance sheet, and we disclose their fair value in the financial statements. See Footnote 10 in the notes to our condensed consolidated financial statements for the fair value disclosure.

Our Credit Facility bears interest at a variable rate equal to the greater of LIBOR plus 1.75% - 2.75% or the Lender’s Prime Rate plus 0.75% - 1.75% per year. Our use of variable rate debt exposes us to interest rate risk. A 100-basis point increase in the LIBOR or Lender’s Prime Rate as of March 31, 2021 would not have a material impact on our net loss and cash outflow.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2021 was the Brazilian Real. We are primarily exposed to foreign currency fluctuations related to the operations of our subsidiary in Brazil whose financial statements are not denominated in the U.S. dollar. We translate all assets and liabilities denominated in foreign currency into U.S. dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiary’s functional currency to U.S. dollars are recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported net loss and can make comparisons from period to period more difficult. Our foreign operations are not material to our operations as a whole. As such, we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2021, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 13 “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by this reference.

Item 1A. Risk Factors

Certain Factors Affecting Boingo Wireless, Inc.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, which we incorporate by reference into this Quarterly Report on Form 10-Q, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K, as amended are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Other than the risk factors set forth below, we do not believe that there have been material changes in the risk factors contained in our Annual Report on Form 10-K, as amended.

Risks Related to Our Merger with White Sands Parent, Inc.

Failure to complete or delays in completing, the potential Merger with White Sands Parent, Inc. and White Sands Bidco, Inc. announced on March 1, 2021 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.

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

Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:

●	under some circumstances, we may be required to pay a termination fee to Parent of $19.6 million;
●	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
●	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
●	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

●	we are subject to litigation and could be subject to additional litigation related to the Merger, which may delay or prevent us from completing the Merger;
●	the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and
●	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions or if other mutual closing conditions are not satisfied. Parent and Merger Sub will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Parent a termination fee of $19.6 million.

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

Following a 25-business day go-shop period, which expired on April 2, 2021, the Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. Further, while our board of directors is permitted to make a recommendation change to our stockholders with respect to the Merger under certain circumstances, unless the Merger Agreement is terminated and a termination fee is paid per the requirements of the Merger Agreement, we will be required to submit the proposals to a stockholder vote at a special meeting.

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

Lawsuits have been filed against us and the members of our board of directors arising out of the proposed merger, and additional such lawsuits may be filed in the future, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints have been filed against us, or our board of directors, and others in connection with the transactions contemplated by the Merger Agreement, and additional such lawsuits may be filed in the future. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims or future claims. These lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations, and financial condition.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated as of February 26, 2021, by and among White Sands Parent, Inc., White Sands Bidco, Inc. and the Registrant.	8-K	03/01/2021	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1	03/21/2011	3.2

3.2	Certificate of Amendment to the Certificate of Incorporation.	8-K	06/09/2017	3.1

3.3	Amended and Restated Bylaws.	8-K	06/09/2017	3.2

3.4	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.	8-K	03/01/2021	3.1

31.1	Certification of Michael Finley, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Peter Hovenier, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1

Certifications of Michael Finley, Chief Executive Officer, and Peter Hovenier, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

101

The following financial information from the Quarterly Report on Form 10-Q of Boingo Wireless, Inc. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 for Boingo Wireless, Inc.; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 for Boingo Wireless, Inc.; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 for Boingo Wireless, Inc.; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 for Boingo Wireless, Inc.; (v) Condensed Consolidated Statement of Stockholders’ Equity for Boingo Wireless, Inc.; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

					X

Exhibit		Incorporated by Reference			Filed
No.	Description	Form	Date	Number	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOINGO WIRELESS, INC.

Date: May 10, 2021	By:	/s/ MICHAEL FINLEY
Michael Finley
Chief Executive Officer and Member of the Board
(Principal Executive Officer)

BOINGO WIRELESS, INC.

Date: May 10, 2021	By:	/s/ PETER HOVENIER
Peter Hovenier
Chief Financial Officer
(Principal Financial and Accounting Officer)